Form 10-Q
period 1997-04-26
BJS WHOLESALE CLUB INC
filed 1997-06-27
CIK 1037461

                                   FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549


                    Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended April 26, 1997
Commission file number 333-25511



                            BJ'S WHOLESALE CLUB, INC.
            (Exact name of Registrant as specified in its charter)


            DELAWARE                                    04-3360747
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

            One Mercer Road
           Natick, Massachusetts                          01760
(Address of principal executive offices)                (Zip Code)

                                (508) 651-7400
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes       No  X*.
                                               ---      ---
The number of shares of the Registrant's common stock outstanding as of June 27, 1997: 100

* The Registrant is a wholly-owned subsidiary of Waban Inc. On June 5, 1997, the Registrant's Registration Statement on Form S-1 (File No. 333-25511) was declared effective by the Securities and Exchange Commission. This report is being filed in accordance with the requirements of Rule 15d-13 of the Securities Exchange Act of 1934. The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form utilizing the reduced disclosure format provided for by such General Instruction.

                          PART I FINANCIAL INFORMATION

                            BJ'S WHOLESALE CLUB, INC.
                          COMBINED STATEMENTS OF INCOME
                                   (Unaudited)
                                                         Thirteen Weeks Ended
                                                        -----------------------
                                                         April 26,  April 27,
                                                           1997        1996
                                                        ----------- -----------
                                                             (In Thousands)
Net sales                                                 $665,922   $610,300

Membership fee income                                       13,025     12,088
                                                          --------   --------
  Total revenues                                           678,947    622,388
                                                          --------   --------

Cost of sales, including buying and occupancy costs        612,199    562,309

Selling, general and administrative expenses                51,374     47,015

Interest on debt and capital leases (net)                    3,882      4,254
                                                          --------   --------
  Total expenses                                           667,455    613,578
                                                          --------   --------
Income before income taxes                                  11,492      8,810

Provision for income taxes                                   4,435      3,427
                                                          --------   --------
  Net income                                              $  7,057   $  5,383
                                                          ========   ========



Note: In accordance with SEC rules, historical earnings per share for periods prior to the public issuance of common stock are not presented.

The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                             COMBINED BALANCE SHEETS
                                   (Unaudited)
                                     April 26,     January 25,     April 27,
                                       1997           1997           1996
                                    -----------    -----------    -----------
                                             (Dollars In Thousands)
ASSETS
Current assets:
  Accounts receivable                $  22,320       $ 34,006      $  26,821
  Merchandise inventories              317,056        295,216        285,142
  Current deferred income taxes          6,186          6,549          8,194
  Prepaid expenses                       5,312          6,091          5,862
                                     ---------      ---------      ---------
    Total current assets               350,874        341,862        326,019
                                     ---------      ---------      ---------
Property at cost:
  Land and buildings                   270,265        265,971        246,352
  Leasehold costs and improvements      34,831         34,764         33,371
  Furniture, fixtures and equipment    188,243        186,696        167,080
                                     ---------      ---------      ---------
                                       493,339        487,431        446,803
  Less accumulated depreciation
    and amortization                   114,822        106,821         89,969
                                     ---------      ---------      ---------
                                       378,517        380,610        356,834
                                     ---------      ---------      ---------
Property under capital leases            6,219          6,219          3,993
  Less accumulated amortization          1,659          1,618          2,071
                                     ---------      ---------      ---------
                                         4,560          4,601          1,922
                                     ---------      ---------      ---------
Other assets                            10,385         10,138          8,041
                                     ---------      ---------      ---------
    Total assets                     $ 744,336      $ 737,211      $ 692,816
                                     =========      =========      =========
LIABILITIES
Current liabilities:
  Accounts payable                   $ 187,158      $ 200,024      $ 179,066
  Accrued expenses and other
    current liabilities                 58,736         66,302         51,138
  Accrued federal and state
    income taxes                         9,508         12,431          3,858
  Obligations under capital leases
    due within one year                    174            163            210
                                     ---------      ---------      ---------
    Total current liabilities          255,576        278,920        234,272
                                     ---------      ---------      ---------
Obligations under capital leases,
  less portion due within one year       2,553          2,592          2,703
Other noncurrent liabilities            28,269         28,466         27,054
Deferred income taxes                    3,485          3,545          3,534
Loans and advances from Waban Inc.     171,789        148,081        197,887

STOCKHOLDER'S EQUITY
Common stock, par value $.01,
  authorized 180,000,000 shares,
  issued and outstanding 32,872,244
  shares                                   329            329            329
Retained earnings                      282,335        275,278        227,037
                                     ---------      ---------      ---------
    Total stockholder's equity         282,664        275,607        227,366
                                     ---------      ---------      ---------
    Total liabilities and
      stockholder's equity           $ 744,336      $ 737,211      $ 692,816
                                     =========      =========      =========

The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                        COMBINED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                        Thirteen Weeks Ended
                                                        --------------------
                                                        April 26,   April 27,
                                                          1997        1996
                                                        ---------   ---------
                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 7,057       $ 5,383
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization of property          9,092         7,978
      Loss on property disposals                           128            48
      Deferred income taxes                                303          (202)
      Increase (decrease) in cash
        due to changes in:
          Accounts receivable                           11,686         4,121
          Merchandise inventories                      (21,840)      (13,704)
          Prepaid expenses                                 779           870
          Other assets                                    (247)          365
          Accounts payable                             (12,866)        9,951
          Accrued expenses                              (4,393)       (4,984)
          Accrued income taxes                          (2,923)       (6,244)
          Other noncurrent liabilities                    (197)        1,020
                                                       -------       -------
  Net cash provided by (used in) operating
    activities                                         (13,421)        4,602
                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                   (10,293)      (20,686)
  Property disposals                                        34             -
                                                       -------       -------
    Net cash used in investing activities              (10,259)      (20,686)
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations                   (28)          (73)
  Increase in loans and advances from Waban Inc.        23,708        16,157
                                                       -------       -------
    Net cash provided by financing
      activities                                        23,680        16,084
                                                       -------       -------
    Net increase (decrease) in cash                          -             -
    Cash at beginning of year                                -             -
                                                       -------       -------
    Cash at end of period                             $      -      $      -
                                                       =======       =======
Supplemental cash flow information:
  Interest paid                                       $  3,891      $ 4,263
  Income taxes paid                                      7,055        9,873



The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                   COMBINED STATEMENTS OF STOCKHOLDER'S EQUITY
                                   (Unaudited)
                             (In Thousands Except Per Share Amounts)
                          ----------------------------------------------
                               Common
                                Stock                        Total
                              Par Value     Retained     Stockholder's
                                $.01        Earnings        Equity
                             ----------    ----------    ------------
Balance, January 27, 1996       $ 329       $221,654       $221,983
  Net income                        -          5,383          5,383
                                 ----        -------        -------
Balance, April 27, 1996         $ 329       $227,037       $227,366
                                 ====        =======        =======


Balance, January 25, 1997       $ 329       $275,278       $275,607
  Net income                        -          7,057          7,057
                                 ----        -------        -------
Balance, April 26, 1997         $ 329       $282,335       $282,664
                                 ====        =======        =======

The accompanying notes are an integral part of the financial statements.

                     NOTES TO COMBINED FINANCIAL STATEMENTS


1. BJ's Wholesale Club, Inc. (the "Company") is a newly formed Delaware corporation which is a wholly-owned subsidiary of Waban Inc. ("Waban"). Waban currently operates two divisions: BJ's Wholesale Club, a food and general merchandise warehouse club business, and HomeBase, a home improvement warehouse business. Waban's 1997 Annual Meeting of Stockholders, at which various proposals relating to Waban's proposed spin-off (the "Distribution") of its BJ's Wholesale Club division will be considered, will be held on July 10, 1997. Assuming stockholder approval of such proposals and subject to certain conditions, including declaration of the distribution of shares of BJ's Wholesale Club, Inc. by Waban's Board of Directors, the Distribution is expected to be effected by the end of July 1997. However, Waban's Board of Directors has reserved discretion to abandon, defer or modify the Distribution at any time prior to the date on which the Distribution is made.

Prior to the Distribution, Waban will transfer all of the assets and liabilities of its BJ's Wholesale Club Division to the Company. The combined financial statements of the Company present the financial results of the BJ's Wholesale Club Division.

2. The results for the first three months are not necessarily indicative of the results for the full fiscal year because the Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have typically been strongest in the Christmas holiday season and lowest in the first quarter of each fiscal year.

3. The financial statements are unaudited and reflect all normal recurring adjustments considered necessary by the Company for a fair presentation of its financial statements in accordance with generally accepted accounting principles.

4. These interim financial statements should be read in conjunction with the combined financial statements and related notes for the fiscal year ended January 25, 1997 contained in the Company's Registration Statement on Form S-1 (Registration No. 333-25511) filed with the Securities and Exchange Commission.

5. Interest on debt and capital leases (net) includes interest on intercompany indebtedness to Waban of $3.9 million in the quarter ended April 26, 1997 and $4.4 million in the quarter ended April 27, 1996.

Selling, general and administrative expenses include certain allocations of overhead incurred by Waban that support the Company's business. These allocated expenses totalled $1.2 million in the quarter ended April 26, 1997 and $1.0 million in the quarter ended April 27, 1996.

6. Under Waban's cash management system, checks issued by its divisions but not yet presented to banks may result in overdraft balances for accounting purposes. The Company had overdraft balances of $8.5 million, $2.3 million and $2.8 million as of April 26, 1997, January 25, 1997 and April 27, 1996, respectively. These balances are included in accrued expenses and other current liabilities on the balance sheet.

7. The historical capitalization of the Company has been retroactively restated to reflect the anticipated issuance of 32,872,244 shares of common stock for all periods presented in order to reflect the equity of the Company on an ongoing basis, as a result of Waban's planned Distribution. (Waban had 32,872,244 common shares outstanding as of April 26, 1997.)

8. The Company operated 80 membership warehouse clubs as of April 26, 1997 versus 72 clubs a year earlier.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



Thirteen Weeks (First Quarter) Ended April 26, 1997 versus Thirteen Weeks Ended April 27, 1996.

Results of Operations
---------------------

Total revenues for the quarter ended April 26, 1997 were $678.9 million, 9.1% higher than last year's first quarter. This increase was due to the opening of new stores since the end of last year's first quarter and a comparable store sales increase of 2.6%. Total revenues included membership fee income of $13.0 million, 7.8% higher than last year's $12.1 million in the same period.

Cost of sales (including buying and occupancy costs) as a percentage of total revenues was 90.2% in the first quarter versus 90.3% in last year's first quarter as a favorable merchandise mix resulted in a slightly higher merchandise gross margin in 1997.

Selling, general and administrative expenses were 7.6% of total revenues in the first quarter of both years.

The components of net interest expense were as follows (in thousands):

                                              Thirteen Weeks Ended
                                              --------------------
                                              April 26,   April 27,
                                                1997       1996
                                                ----       ----
Interest expense on debt (net)                 $3,811     $4,177
Interest on capital leases                         71         77
                                                -----      -----
Interest on debt and capital leases (net)      $3,882     $4,254
                                                =====      =====

Interest expense on debt was net of capitalized interest of $80,000 in this year's first quarter and $240,000 in last year's first quarter.

The Company's first quarter provision for income taxes was 38.6% of pre-tax income this year versus 38.9% last year.

Net income in the first quarter was $7.1 million, or 1.0% of total revenues, versus $5.4 million, or 0.9% of total revenues, in last year's first quarter.

The Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have typically been strongest in the Christmas holiday season and lowest in the first quarter of each fiscal year.


Liquidity and Capital Resources
-------------------------------

Net cash provided by net income plus depreciation in this year's first quarter was $16.1 million versus $13.4 million in last year's comparable period. A total of $13.4 million was used in operating activities in the first quarter this year; $4.6 million was provided by operating activities last year. This variance was attributable mainly to a decrease in the Company's accounts payable-to-inventory ratio during the first quarter as compared to last year.

Year-to-date cash expended for property additions was $10.3 million this year versus $20.7 million in the same period last year. No new clubs were opened in this year's first quarter, while one new club was opened in last year's first quarter. One club in the Hartford, Connecticut market was closed in the first quarter this year.

The Company's capital expenditures are expected to total approximately $80 million in the current fiscal year, based on opening approximately ten new clubs. The Company recently announced its plans to enter the Cleveland, Ohio market with three or four new clubs in 1998. The timing of actual club openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

To date, the Company's operations and expansion have been financed through loans advanced by Waban as needed. The Company expects to establish its own credit agreement to finance its operations and expansion after the Distribution.

The Distribution will be considered along with several related proposals at Waban's Annual Meeting of Stockholders on July 10, 1997. Assuming stockholder approval of such proposals and subject to certain conditions, including declaration of the distribution of shares of BJ's Wholesale Club, Inc. by Waban's Board of Directors, the Distribution is expected to be effected by the end of July 1997. However, Waban's Board of Directors has reserved discretion to abandon, defer or modify the Distribution at any time prior to the date on which the Distribution is made.


Forward-Looking Information
---------------------------

This report contains "forward-looking statements," including certain information with respect to the Company's plans and strategy. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the outcome of Waban's proposed Distribution and related transactions described above and the factors included in the Company's Registration Statement on Form S-1, File No. 333-25511 under the heading "Risk Factors."

                            PART II.  OTHER INFORMATION


Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               27.0    Financial Data Schedule


          (b) The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended April 26, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BJ'S WHOLESALE CLUB, INC.
                                   -------------------------
                                   (Registrant)





Date:  June 27, 1997                       /S/ JOHN J. NUGENT
       -------------               -------------------------
                                           John J. Nugent
                                           President
                                           (Principal Executive Officer)






Date:  June 27, 1997                       /S/ FRANK D. FORWARD
       -------------               -------------------------
                                           Frank D. Forward
                                           Treasurer
                                           (Principal Financial and
                                           Accounting Officer)