Form 10-Q
period 1997-07-26
BJS WHOLESALE CLUB INC
filed 1997-09-09
CIK 1037461

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended July 26, 1997
Commission file number 1-13143



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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No    .
                                       ---     ---
The number of shares of the Registrant's common stock outstanding as of August 23, 1997: 37,460,248

                          PART I. FINANCIAL INFORMATION

                            BJ'S WHOLESALE CLUB, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                       Thirteen Weeks Ended
                                                                              ----------------------------------
                                                                                  July 26,              July 27,
                                                                                      1997                  1996
                                                                              ------------          ------------
                                                                           (In Thousands Except Per Share Amounts)
      Net sales                                                            $      773,682        $      720,022

      Membership fees and other                                                    11,773                13,666
                                                                              ------------          ------------

          Total revenues                                                          785,455               733,688
                                                                              ------------          ------------

      Cost of sales, including buying and occupancy costs                         703,275               657,235

      Selling, general and administrative expenses                                 54,222                51,587
                                                                              ------------          ------------

          Operating income                                                         27,958                24,866

      Interest on debt and capital leases (net)                                     3,600                 3,957
                                                                              ------------          ------------

      Income before income taxes                                                   24,358                20,909

      Provision for income taxes                                                    9,403                 8,223
                                                                              ------------          ------------

          Net income                                                       $       14,955        $       12,686
                                                                              ============          ============


      Net income per common share:                                         $         0.40        $            *
          Primary and fully diluted                                           ============          ============


      Number of common shares for earnings per share computation:
          Primary and fully diluted                                                37,485                     *

* In accordance with SEC rules, historical earnings per share for periods prior to the public issuance of common stock are not presented.


The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                             Twenty-Six Weeks Ended
                                                                        ---------------------------------
                                                                           July 26,             July 27,
                                                                             1997                 1996
                                                                        ------------          -----------
                                                                    (In Thousands Except Per Share Amounts)

      Net sales                                                      $    1,437,940        $   1,328,648
      Membership fees and other                                              26,462               27,428
                                                                        ------------          -----------
          Total revenues                                                  1,464,402            1,356,076
                                                                        ------------          -----------
      Cost of sales, including buying and occupancy costs                 1,315,474            1,219,544
      Selling, general and administrative expenses                          105,596               98,602
                                                                        ------------          -----------
          Operating income                                                   43,332               37,930
      Interest on debt and capital leases (net)                               7,482                8,211
                                                                        ------------          -----------
      Income before income taxes                                             35,850               29,719
      Provision for income taxes                                             13,838               11,650
                                                                        ------------          -----------
          Net income                                                 $       22,012         $     18,069
                                                                        ============          ===========

      Net income per common share:                                   $         0.59         $          *
          Primary and fully diluted                                     ============          ===========


      Number of common shares for earnings per share computation:
          Primary and fully diluted                                          37,485                    *



      * In accordance with SEC rules, historical earnings per share for periods prior to the public issuance of common stock are not presented.


      The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                        July 26,          January 25,             July 27,
                                                                            1997                1997                  1996
                                                                  ---------------      --------------      ---------------
                                                                                   (Dollars In Thousands)
ASSETS
Current assets:
        Cash and cash equivalents                               $          5,000     $             -     $              -
        Accounts receivable                                               24,981              34,006               27,456
        Merchandise inventories                                          333,324             295,216              298,984
        Current deferred income taxes                                      6,605               6,549                8,221
        Prepaid expenses                                                   8,178               6,091                6,511
                                                                  ---------------      --------------      ---------------
                Total current assets                                     378,088             341,862              341,172
                                                                  ---------------      --------------      ---------------
Property at cost:
        Land and buildings                                               274,533             265,971              254,785
        Leasehold costs and improvements                                  39,923              34,764               33,595
        Furniture, fixtures and equipment                                196,980             186,696              176,830
                                                                  ---------------      --------------      ---------------
                                                                         511,436             487,431              465,210
        Less accumulated depreciation and amortization                   128,034             106,821               97,846
                                                                  ---------------      --------------      ---------------
                                                                         383,402             380,610              367,364
                                                                  ---------------      --------------      ---------------
Property under capital leases                                              6,219               6,219                3,871
        Less accumulated amortization                                      1,701               1,618                2,031
                                                                  ---------------      --------------      ---------------
                                                                           4,518               4,601                1,840
                                                                  ---------------      --------------      ---------------
Other assets                                                              10,553              10,138                8,213
                                                                  ---------------      --------------      ---------------
                     Total assets                               $        776,561     $       737,211     $        718,589
                                                                  ===============      ==============      ===============


LIABILITIES
Current liabilities:
        Accounts payable                                        $        211,678     $       200,024     $        184,200
        Accrued expenses and other current liabilities                    57,288              66,302               58,149
        Accrued federal and state income taxes                             1,485              12,431                4,436
        Obligations under capital leases due within one year                 177                 163                  180
                                                                  ---------------      --------------      ---------------
                Total current liabilities                                270,628             278,920              246,965
                                                                  ---------------      --------------      ---------------

Long-term debt                                                            72,000                   -                    -
Obligations under capital leases, less portion
        due within one year                                                2,513               2,592                2,667
Other noncurrent liabilities                                              30,676              28,466               30,239
Deferred income taxes                                                      1,706               3,545                2,762
Loans and advances from Waban Inc.                                             -             148,081              195,904

STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 180,000,000
        shares, issued  and outstanding 37,484,937 shares                    375                 375                  375
Additional paid-in capital                                               101,419                   -                    -
Retained earnings                                                        297,244             275,232              239,677
                                                                  ---------------      --------------      ---------------
                Total stockholders' equity                               399,038             275,607              240,052
                                                                  ---------------      --------------      ---------------
                Total liabilities and stockholders' equity      $        776,561     $       737,211     $        718,589
                                                                  ===============      ==============      ===============

The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                            Twenty-Six Weeks Ended
                                                                   -------------------------------------
                                                                        July 26,                July 27,
                                                                            1997                    1996
                                                                   -------------           -------------
                                                                                (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                   $      22,012           $      18,069
      Adjustments to reconcile net income to net
          cash provided by operating activities:
              Depreciation and amortization of property                   18,300                  16,202
              Loss on property disposals                                     226                      88
              Deferred income taxes                                       (1,895)                 (1,002)
              Increase (decrease) in cash
                  due to changes in:
                    Accounts receivable                                    9,025                   3,486
                    Merchandise inventories                              (38,108)                (27,546)
                    Prepaid expenses                                      (2,087)                    221
                    Other assets                                            (415)                    193
                    Accounts payable                                      11,654                  15,085
                    Accrued expenses                                      (6,980)                   (134)
                    Accrued income taxes                                 (10,946)                 (5,666)
                    Other noncurrent liabilities                           2,210                   4,205
                                                                   -------------           -------------
          Net cash provided by operating activities                        2,996                  23,201
                                                                   -------------           -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Property additions                                                 (23,544)                (37,244)
      Property disposals                                                     275                       8
                                                                   -------------           -------------
          Net cash used in investing activities                          (23,269)                (37,236)
                                                                   -------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of capital lease obligations                                 (65)                   (139)
      Borrowings of long-term debt                                        72,000                       -
      Increase (decrease) in loans and advances from Waban Inc.          (46,662)                 14,174
                                                                   -------------           -------------
          Net cash provided by financing activities                       25,273                  14,035
                                                                   -------------           -------------
          Net increase in cash and cash equivalents                        5,000                       -
          Cash and cash equivalents at beginning of year                       -                       -
                                                                   -------------           -------------
          Cash and cash equivalents at end of period               $       5,000           $           -
                                                                   =============           =============
Supplemental cash flow information:
      Interest paid                                                $       7,500           $       8,231
      Income taxes paid                                                   26,679                  18,318

Noncash financing and investing activities:
      Contribution to capital by Waban Inc.                              101,419                       -

The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                           (In Thousands Except Per Share Amounts)
                                                ----------------------------------------------------------------
                                                    Common           Additional                       Total
                                                    Stock             Paid-in         Retained     Stockholders'
                                                Par Value $.01        Capital         Earnings        Equity
                                                ------------------  -------------   ------------   -------------
Balance, January 27, 1996                     $            375    $            -  $     221,608  $     221,983
      Net income                                             -                 -         18,069         18,069
                                                ---------------     -------------   ------------   ------------
Balance, July 27, 1996                        $            375    $            -  $     239,677  $     240,052
                                                ===============     =============   ============   ============


Balance, January 25, 1997                     $            375    $            -  $     275,232  $     275,607
      Net income                                             -                 -         22,012         22,012
      Contribution to capital by Waban Inc.                  -           101,419              -        101,419
                                                ---------------     -------------   ------------   ------------
Balance, July 26, 1997                        $            375    $      101,419  $     297,244  $     399,038
                                                ===============     =============   ============   ============

    The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BJ's Wholesale Club, Inc. ("BJI" or the "Company"), which previously had been a wholly-owned subsidiary of Waban Inc. ("Waban"), became a separate public entity on July 28, 1997, when Waban distributed to its stockholders on a pro rata basis all of the Company's outstanding common stock (the "Distribution"). The financial statements of the Company include the financial statements of those subsidiaries of Waban which, prior to the Distribution, operated Waban's BJ's Wholesale Club Division.

As of July 26, 1997, Waban transferred all of the assets and liabilities of its BJ's Wholesale Club Division to the Company and contributed all of the Company's intercompany debt of $101.4 million to the Company's equity.

2. The results for the first six months are not necessarily indicative of the results for the full fiscal year because, among other things, the Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have typically been strongest in the Christmas holiday season and lowest in the first quarter of each fiscal year.

3. The interim financial statements are unaudited and reflect all normal recurring adjustments considered necessary by the Company for a fair presentation of its financial statements in accordance with generally accepted accounting principles.

4. These interim financial statements should be read in conjunction with the combined financial statements and related notes for the fiscal year ended January 25, 1997 contained in the Company's Registration Statement on Form S-1 (Registration No. 333-25511) filed with the Securities and Exchange Commission.

5. Interest on debt and capital leases (net) included interest on intercompany indebtedness to Waban of $3,742,000 and $7,642,000 in the quarter and six months ended July 26, 1997, respectively, and $4,263,000 and $8,689,000 in the quarter and six months ended July 27, 1996, respectively.

Selling, general and administrative expenses ("SG&A") included certain allocations of overhead incurred by Waban that supported the Company's business. These allocated expenses totalled $1,049,000 and $2,246,000 in the quarter and six months ended July 26, 1997, respectively, and $1,020,000 and $1,992,000 in the quarter and six months ended July 27, 1996, respectively.

6. Under Waban's cash management system, checks issued by its divisions but not yet presented to banks resulted in overdraft balances for accounting purposes in certain periods. The Company had overdraft balances of $2.3 million and $4.4 million as of January 25, 1997 and July 27, 1996, respectively. These balances were included in accrued expenses and other current liabilities on the balance sheet.

The Company's long-term debt as of July 26, 1997 included an allocation of $72 million of borrowings under Waban's bank credit line, which was repaid primarily with borrowings under the Company's new bank credit agreement.

7. The historical capitalization of the Company has been retroactively restated to reflect the issuance of 37,484,937 shares of common stock, the number of shares of the Company's common stock distributed to Waban's stockholders on July 28, 1997. Earnings per share calculations for the quarterly and year-to-date periods ended July 26, 1997 are based on 37,484,937 shares outstanding.

8. Waban's Board of Directors approved the termination of the Waban Inc. Retirement Plan effective July 26, 1997. However, in accordance with generally accepted accounting principles, the additional cost to terminate the Plan is not recognized until the Plan termination is settled. Prior to the Distribution, Waban Inc. contributed to the Plan amounts sufficient to make the Plan's assets equal to its estimated termination liabilities, based on actuarial projections. The Company's share of these amounts is included in prepaid expenses on its balance sheet. BJI expects to record a post-tax charge applicable to its Plan participants of approximately $.5 million in the fourth quarter of the current fiscal year or in the first quarter of the following fiscal year, when the Plan termination is settled.

9. The Company operated 82 warehouse clubs on July 26, 1997 versus 77 warehouse clubs on July 27, 1996.

10. Certain amounts in the prior year's financial statements have been reclassified for comparative purposes.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



Thirteen Weeks (Second Quarter) and Twenty-Six Weeks (Six Months) Ended July 26, 1997 versus Thirteen and Twenty-Six Weeks Ended July 27, 1996.

Forward-Looking Information
- ---------------------------

This report contains "forward-looking statements," including statements regarding expected expenses to be incurred by BJI as a stand-alone entity, planned capital expenditures, membership fees to be realized in the second half of the year, certain charges expected to be incurred in connection with the termination of the Waban Inc. Retirement Plan and other information with respect to the Company's plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the success of the Company's management team in transitioning the Company to its status as a stand-alone entity, general economic conditions prevailing in the Company's markets, competition and the other factors included in the Company's Registration Statement on Form S-1, File No. 333-25511 under the heading "Risk Factors."

Results of Operations
- ---------------------

Net sales for the second quarter ended July 26, 1997 rose 7.5% to $774 million from $720 million reported in last year's second quarter. Sales for the first half of the year totaled $1.4 billion, 8.2% higher than last year's comparable period. These increases were due to the opening of new stores and to comparable store sales increases of 1.5% in the second quarter and 1.9% year to date.

Total revenues in the second quarter included membership fees of $9.8 million versus $11.6 million in last year's second quarter. Year-to-date membership fees were $22.8 million versus $23.7 million last year. The decrease in membership fees in this year's second quarter resulted from differences in the trial membership programs offered in both years. The Company believes that a significant amount of the second quarter's shortfall represents membership fees that will be realized in the second half of this year.

Cost of sales (including buying and occupancy costs) was 90.9% of net sales in the second quarter versus 91.3% in the comparable period last year. For the first six months, the cost of sales percentage was 91.5% this year versus 91.8% last year. A favorable merchandise mix resulted in higher gross merchandise margins this year.

Selling, general and administrative ("SG&A") expenses were 7.0% of net sales in the second quarter versus 7.2% in last year's comparable period. Year-to-date SG&A expenses were 7.3% of net sales this year versus 7.4% last year. These decreases were due mainly to effective control over operating expenses, including leverage from operating a larger number of warehouse clubs.

The components of net interest expense were as follows (in thousands):

                                                    Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                                    --------------------              ----------------------
                                                   July 26,        July 27,          July 26,        July 27,
                                                     1997            1996              1997            1996
                                                     ----            ----              ----            ----
Interest expense on debt (net)                     $ 3,529          $3,881            $7,340          $8,058
Interest on capital leases                              71              76               142             153
                                                    ------           -----             -----           -----
Interest on debt and capital leases (net)          $ 3,600          $3,957            $7,482          $8,211
                                                   =======          ======            ======          ======

Interest expense on debt was net of capitalized interest of $204,000 in this year's second quarter and $284,000 year-to-date. Last year's capitalized interest was $371,000 in the second quarter and $611,000 year-to-date.

The year-to-date provision rate for income taxes was 38.6% this year versus 39.2% last year. This decrease was attributable to a lower state income tax rate.

Net income for the second quarter rose 17.9% to $15.0 million, or $.40 per share, from $12.7 million in the second quarter of last year. For the first six months, net income rose 21.8% to $22.0 million, or $.59 per share, from $18.1 million last year.

BJ's Wholesale Club, Inc. commenced operations as a separate entity following its July 28, 1997 spin-off from Waban Inc. Therefore, reported financial results for the second quarter and first half of 1997 reflect BJ's historical position as a division of Waban Inc. and, as such, may not be indicative of future performance. As a publicly owned company, BJI is expected to incur SG&A costs of approximately $500,000 per quarter in addition to the amounts shown in the historical financial statements, which represent an allocation of Waban Inc.'s SG&A expenses. BJI's interest expense, however, is expected to be less than that presented in the historical statements, as interest on intercompany borrowings at an annual rate of 10% will be replaced by interest on bank borrowings at approximately 6.5% per year. The level of debt is also expected to be lower than BJ's historical debt due to the contribution to capital of $101.4 million of BJI's intercompany debt in connection with the spin-off. Restating historical results for these changes, and reflecting common stock equivalents expected to be included in earnings per share calculations, second quarter net income would have been $16.1 million, or $.42 per share, versus $14.0 million, or $.37 per share, last year. First half net income would have been $24.3 million, or $.64 per share, compared to last year's $20.6 million, or $.54 per share. (See "Analytical and Historical Financial Data" below for additional information.)

Waban's Board of Directors approved the termination of the Waban Inc. Retirement Plan effective July 26, 1997. However, in accordance with generally accepted accounting principles, the additional cost to terminate the Plan is not recognized until the Plan termination is settled. Prior to the Distribution, Waban contributed to the Plan amounts sufficient to make the Plan's assets equal to its estimated termination liabilities, based on actuarial projections. The

Company's share of these amounts is included in prepaid expenses on its balance sheet. BJI expects to record a post-tax charge applicable to its Plan participants of approximately $.5 million in the fourth quarter of the current fiscal year or in the first quarter of the following fiscal year, when the Plan termination is settled.

The Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have typically been strongest in the Christmas holiday season and lowest in the first quarter of each fiscal year.

Liquidity and Capital Resources
- -------------------------------

Net cash provided by net income plus depreciation in this year's first six months was $40.3 million versus $34.3 million in last year's comparable period. A total of $3.0 million was provided by operating activities in the first half of this year; $23.2 million was provided by operating activities in the same period last year. This variance was attributable mainly to a higher accounts payable-to-inventory ratio at the beginning of this year as compared to the beginning of last year.

Year-to-date cash expended for property additions was $23.5 million this year versus $37.2 million in the same period last year. The Company opened two new clubs during the first half of this fiscal year and an additional club shortly after the end of the half. Last year the Company opened six new clubs in the first half. One club in the Hartford, Connecticut market was closed in the first quarter of this year.

The Company's capital expenditures are expected to total approximately $75 million in the current fiscal year, based on opening approximately eight or nine new clubs. The Company has announced its plans to enter the Cleveland, Ohio market by opening three or four new clubs in 1998. The timing of actual club openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

To date, the Company's operations and expansion have been financed through loans advanced by Waban as needed. In July 1997, the Company entered into a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement includes a $50 million sub-facility for letters of credit. The Company is required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.30%,
(b) the agent bank's prime rate or (c) at a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, and which prohibit the payment of cash dividends. The Company's long-term debt as of July 26, 1997 included an allocation of $72 million of borrowings under Waban's bank credit line, which was repaid primarily with borrowings under the Company's new bank credit agreement.

The Company also maintains a separate credit line in the amount of $30 million for letters of credit. Subsequent to the end of the quarter, the Company arranged an additional $20 million uncommitted credit line for short-term borrowings.

Cash and cash equivalents totaled $5.0 million as of July 26, 1997. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through January 30, 1999. However, the Company may from time to time seek to obtain additional financing.

Analytical and Historical Financial Data
- ----------------------------------------

The schedules which follow present selected unaudited "analytical" and "historical" financial data by quarter for the fiscal years ended January 1995, 1996 and 1997 and for the first two quarters of the current fiscal year.

Earnings per share for periods prior to the public issuance of common stock are not presented in the historical financial statements. The presentation of earnings per share in the attached supplemental historical financial data assumes 37,484,937 shares outstanding (the same basis for EPS for the period ended July 26, 1997) for all prior periods.

The analytical presentation adjusts the data contained in the historical presentation to reflect certain changes to ongoing operations after the
Distribution:

a) The analytical presentation of SG&A expenses assumes an additional $500,000 per quarter to reflect estimated incremental costs that the Company will incur as a separate public entity.

b) The analytical presentation assumes a reduced level of interest expense as a result of the reduction in debt in connection with the Distribution. Prior period debt levels were determined by starting with the $72 million of debt outstanding on July 26, 1997 and reflecting changes in cash flow during prior periods. Interest on those adjusted debt levels was then calculated at an assumed rate of 6.5% for all periods presented to reflect current borrowing rates in lieu of the 10% interest rate applied to historical intercompany borrowings.

c) The analytical presentation of earnings per share is based on an assumption of 38,000,000 outstanding shares (including the estimated dilutive effect of common stock equivalents) in all periods. Historical earnings per share for the periods ended July 26, 1997 were based on shares outstanding only. During the third quarter of the current fiscal year, BJ's Wholesale Club, Inc. stock options will be issued to Company employees to replace their Waban options at exercise prices which will preserve the value inherent in the replaced options.

d) The analytical presentation of the provision for income taxes assumes the historical tax provision adjusted for the incremental taxes resulting from changes to historical pre-tax income.

The information contained in the presentations which follow are based on a number of estimates and assumptions which management in good faith considers reasonable under the circumstances. This information does not purport to represent what the results of operations of the Company would have actually been if the Distribution had in fact been consummated in prior periods or at any future date or what the results of operations of the Company will be for any future period.

BJ's Wholesale Club, Inc.
Supplemental Financial Data (unaudited)
(Dollars and Shares  in Thousands Except Per Share Amounts)


                                                                                  Analytical Presentation
                                                                                  -----------------------

                                                                        FYE 1/98                        Percent to Net Sales
                                                          --------------------------------------        ----------------------------
                                                                 Q1                 Q2                       Q1             Q2
                                                                 --                 --                       --             --
Net Sales                                                    $664,258           $773,682                   100.00%        100.00%
Membership Fees and Other                                      14,689             11,773                     2.21%          1.52%
                                                              -------            -------                    -----          -----
  Total Revenues                                              678,947            785,455                   102.21%        101.52%

Cost of Sales, including buying
  and occupancy costs                                         612,199            703,275                    92.16%         90.90%

Selling, general and
  administrative expenses                                      51,874             54,722                     7.81%          7.07%
                                                              -------            -------                    -----          -----

   Operating Income                                            14,874             27,458                     2.24%          3.55%

Interest on debt and capital
  leases, net                                                   1,453              1,169                     0.22%          0.15%
                                                              -------            -------                    -----          -----

  Income before Income Taxes                                   13,421             26,289                     2.02%          3.40%

Provision for Income Taxes                                      5,194             10,173                     0.78%          1.31%
                                                              -------            -------                    -----          -----

   Net Income                                                  $8,227            $16,116                     1.24%          2.08%
                                                              =======            =======                    =====          =====

   Net Income per Share                                        $ 0.22            $  0.42

  Number of Common Shares for
  Earnings per Share Computation                               38,000             38,000
                                                           -----------------------------------          ----------------------------

Operating Data
- --------------
Net Sales Growth                                                 9.1%               7.5%
Comp Sales Growth                                                2.5%               1.5%

Number of Clubs
- ---------------
Large Format                                                       71                 73
Small Format                                                        9                  9
                                                                    -                  -
  Total Number of Clubs                                            80                 82

Selling Square Footage                                      8,580,036          8,798,474

BJ's Wholesale Club, Inc.
Supplemental Financial Data (unaudited)
(Dollars and Shares in Thousands Except Per Share Amounts)


                                                                     Analytical Presentation
                                                                     -----------------------

                                                                            FYE 1/97
                                     ---------------------------------------------------------------------------------------
                                             Q1              Q2              Q3             Q4           Full Year
                                             --              --              --             --           ---------
Net Sales                                 $608,626        $720,022        $681,847       $849,455       $2,859,950
Membership Fees and Other                   13,762          13,666          15,971         19,483           62,882
                                            ------          ------          ------         ------           ------
  Total Revenues                           622,388         733,688         697,818        868,938        2,922,832

Cost of Sales, including buying
  and occupancy costs                      562,309         657,235         623,912        762,146        2,605,602

Selling, general and
  administrative expenses                   47,515          52,087          54,099         60,959          214,660
                                            ------          ------          ------         ------          -------

   Operating Income                         12,564          24,366          19,807         45,833          102,570

Interest on debt and capital
  leases, net                                1,650           1,451           1,890          1,480            6,471
                                             -----           -----           -----          -----            -----

  Income before Income Taxes                10,914          22,915          17,917         44,353           96,099

Provision for Income Taxes                   4,259           8,941           6,991         17,306           37,497
                                             -----           -----           -----         ------           ------

   Net Income                               $6,655         $13,974         $10,926        $27,047          $58,602
                                            ======         =======         =======        =======          =======

   Net Income per Share                      $0.18           $0.37           $0.29          $0.71            $1.54

  Number of Common Shares for
  Earnings per Share Computation            38,000          38,000          38,000         38,000           38,000
                                     ---------------------------------------------------------------------------------------

Operating Data
- --------------
Net Sales Growth                             17.3%           16.5%           15.6%          14.3%            15.8%
Comp Sales Growth                             7.3%            6.0%            3.8%           6.0%             5.6%

Number of Clubs
- ---------------
Large Format                                    66              69              70             72
Small Format                                     6               8               9              9
                                                 -               -               -              -
  Total Number of Clubs                         72              77              79             81

Selling Square Footage                   7,793,913       8,269,795       8,453,615      8,684,268


                                                                           Percent to Net Sales
                                       -------------------------------------------------------------------------------------------
                                              Q1                 Q2                 Q3                 Q4             Full Year
                                              --                 --                 --                 --             ---------
Net Sales                                   100.00%            100.00%            100.00%            100.00%           100.00%
Membership Fees and Other                     2.26%              1.90%              2.34%              2.29%             2.20%
                                              -----              -----              -----              -----             -----
  Total Revenues                            102.26%            101.90%            102.34%            102.29%           102.20%

Cost of Sales, including buying
  and occupancy costs                        92.39%             91.28%             91.50%             89.72%            91.11%

Selling, general and
  administrative expenses                     7.81%              7.23%              7.93%              7.18%             7.51%
                                              -----              -----              -----              -----             -----

   Operating Income                           2.06%              3.38%              2.90%              5.40%             3.59%

Interest on debt and capital
  leases, net                                 0.27%              0.20%              0.28%              0.17%             0.23%
                                              -----              -----              -----              -----             -----

  Income before Income Taxes                  1.79%              3.18%              2.63%              5.22%             3.36%

Provision for Income Taxes                    0.70%              1.24%              1.03%              2.04%             1.31%
                                              -----              -----              -----              -----             -----

   Net Income                                 1.09%              1.94%              1.60%              3.18%             2.05%
                                              =====              =====              =====              =====             =====


BJ's Wholesale Club, Inc.
Supplemental Financial Data (unaudited)
(Dollars and Shares in Thousands Except Per Share Amounts)

                                                                           Analytical Presentation
                                                                           -----------------------

                                                                                  FYE 1/96
                                           -----------------------------------------------------------------------------------------
                                                Q1                 Q2                 Q3                Q4              Full Year
                                                --                 --                 --                --              ---------
Net Sales                                    $518,957           $618,263           $589,908          $743,179          $2,470,307
Membership Fees and Other                      12,149             14,108             14,518            18,526              59,301
                                              -------            -------            -------           -------             -------
  Total Revenues                              531,106            632,371            604,426           761,705           2,529,608

Cost of Sales, including buying
  and occupancy costs                         482,147            567,020            542,707           671,658           2,263,532

Selling, general and
  administrative expenses                      40,497             45,767             47,277            51,878             185,419
                                              -------            -------            -------           -------            --------

   Operating Income                             8,462             19,584             14,442            38,169              80,657

Interest on debt and capital
  leases, net                                   1,391              1,152              1,236             1,335               5,114
                                               ------             ------             ------            ------              ------

  Income before Income Taxes                    7,071             18,432             13,206            36,834              75,543

Provision for Income Taxes                      2,756              7,185              5,147            14,357              29,445
                                               ------             ------             ------           -------             -------

   Net Income                                  $4,315            $11,247             $8,059           $22,477             $46,098
                                              =======           ========            =======          ========            ========

   Net Income per Share                        $ 0.11            $  0.30             $ 0.21           $  0.59             $  1.21

  Number of Common Shares for
  Earnings per Share Computation               38,000             38,000             38,000            38,000              38,000
                                           -----------------------------------------------------------------------------------------

Operating Data
- --------------
Total Sales Growth                              9.3%              12.3%               8.0%             11.6%               10.4%
Comp Sales Growth                              -3.4%               3.1%               0.6%              2.5%                0.4%

Number of Clubs
- ---------------
Large Format                                      60                 61                 63                65
Small Format                                       2                  4                  5                 6
                                                   -                  -                  -                 -
  Total Number of Clubs                           62                 65                 68                71

Selling Square Footage                     6,834,347          7,096,455          7,387,729         7,678,253



                                                                            Percent to Net Sales
                                           ---------------------------------------------------------------------------------------
                                                Q1                Q2                 Q3                 Q4             Full Year
                                                --                --                 --                 --             ---------
Net Sales                                     100.00%           100.00%            100.00%            100.00%            100.00%
Membership Fees and Other                       2.34%             2.28%              2.46%              2.49%              2.40%
                                               -----             -----              -----              -----              -----
  Total Revenues                              102.34%           102.28%            102.46%            102.49%            102.40%

Cost of Sales, including buying
  and occupancy costs                          92.91%            91.71%             92.00%             90.38%             91.63%

Selling, general and
  administrative expenses                       7.80%             7.40%              8.01%              6.98%              7.51%
                                               -----             -----              -----              -----              -----

   Operating Income                             1.63%             3.17%              2.45%              5.14%              3.27%

Interest on debt and capital
  leases, net                                   0.27%             0.19%              0.21%              0.18%              0.21%
                                               -----             -----              -----              -----              -----

  Income before Income Taxes                    1.36%             2.98%              2.24%              4.96%              3.06%

Provision for Income Taxes                      0.53%             1.16%              0.87%              1.93%              1.19%
                                               -----             -----              -----              -----              -----

   Net Income                                   0.83%             1.82%              1.37%              3.02%              1.87%
                                               =====             =====              =====              =====              =====

BJ's Wholesale Club, Inc.
Supplemental Financial Data (unaudited)
(Dollars and Shares in Thousands Except Per Share Amounts)

                            Analytical Presentation
                            -----------------------

                                                                            FYE 1/95
                                        -----------------------------------------------------------------------------------------
                                             Q1                 Q2                 Q3                Q4              Full Year
                                             --                 --                 --                --              ---------
Net Sales                                 $474,895           $550,442           $545,987          $665,705          $2,237,029
Membership Fees and Other                   11,892             13,681             13,012            17,477              56,062
                                            ------             ------             ------            ------              ------
  Total Revenues                           486,787            564,123            558,999           683,182           2,293,091

Cost of Sales, including buying
  and occupancy costs                      442,815            506,396            503,179           601,777           2,054,167

Selling, general and
  administrative expenses                   37,347             42,938             44,764            51,367             176,416
                                            ------             ------             ------            ------             -------

   Operating Income                          6,625             14,789             11,056            30,038              62,508

Interest on debt and capital
  leases, net                                  963                786              1,170             1,055               3,974
                                               ---                ---              -----             -----               -----

  Income before Income Taxes                 5,662             14,003              9,886            28,983              58,534

Provision for Income Taxes                   2,230              5,516              3,894            11,416              23,056
                                             -----              -----              -----            ------              ------

   Net Income                               $3,432             $8,487             $5,992           $17,567             $35,478
                                            ======             ======             ======           =======             =======

   Net Income per Share                      $0.09              $0.22              $0.16             $0.46               $0.93

  Number of Common Shares for
  Earnings per Share Computation            38,000             38,000             38,000            38,000              38,000
                                        -----------------------------------------------------------------------------------------

Operating Data
- --------------
Total Sales Growth                           15.9%              12.8%              15.1%             13.7%               14.3%
Comp Sales Growth                            -4.1%              -3.8%              -1.3%             -0.3%               -2.7%

Number of Clubs
- ---------------
Large Format                                    52                 57                 59                60
Small Format                                     0                  0                  0                 2
                                                 -                  -                  -                 -
  Total Number of Clubs                         52                 57                 59                62

Selling Square Footage                   5,776,023          6,351,007          6,582,327         6,834,347


                                                                            Percent to Net Sales
                                        ----------------------------------------------------------------------------------------
                                              Q1                Q2                 Q3                 Q4              Full Year
                                              --                --                 --                 --              ---------
Net Sales                                    100.00%           100.00%            100.00%            100.00%            100.00%
Membership Fees and Other                      2.50%             2.49%              2.38%              2.63%              2.51%
                                               -----             -----              -----              -----              -----
  Total Revenues                             102.50%           102.49%            102.38%            102.63%            102.51%

Cost of Sales, including buying
  and occupancy costs                         93.24%            92.00%             92.16%             90.40%             91.83%

Selling, general and
  administrative expenses                      7.86%             7.80%              8.20%              7.72%              7.89%
                                               -----             -----              -----              -----              -----

   Operating Income                            1.40%             2.69%              2.03%              4.51%              2.79%

Interest on debt and capital
  leases, net                                  0.20%             0.14%              0.21%              0.16%              0.18%
                                               -----             -----              -----              -----              -----

  Income before Income Taxes                   1.19%             2.54%              1.81%              4.35%              2.62%

Provision for Income Taxes                     0.47%             1.00%              0.71%              1.71%              1.03%
                                               -----             -----              -----              -----              -----

   Net Income                                  0.72%             1.54%              1.10%              2.64%              1.59%
                                               =====             =====              =====              =====              =====


BJ's Wholesale Club, Inc.
Supplemental Financial Data (unaudited)
(Dollars and Shares  in Thousands Except Per Share Amounts)


                                                                    Historical Presentation
                                                                    -----------------------

                                                        FYE 1/98                             Percent to Net Sales
                                              --------------------------------          --------------------------------
                                                  Q1                 Q2                     Q1                 Q2
                                                  --                 --                     --                 --
Net Sales                                      $664,258           $773,682                 100.00%            100.00%
Membership Fees and Other                        14,689             11,773                   2.21%              1.52%
                                                -------            -------                  -----              -----
  Total Revenues                                678,947            785,455                 102.21%            101.52%

Cost of Sales, including buying
  and occupancy costs                           612,199            703,275                  92.16%             90.90%

Selling, general and
  administrative expenses                        51,374             54,222                   7.73%              7.01%
                                                -------            -------                  -----              -----

   Operating Income                              15,374             27,958                   2.31%              3.61%

Interest on debt and capital
  leases, net                                     3,882              3,600                   0.58%              0.47%
                                                 ------             ------                  -----              -----

  Income before Income Taxes                     11,492             24,358                   1.73%              3.15%

Provision for Income Taxes                        4,435              9,403                   0.67%              1.22%
                                                 ------             ------                  -----              -----

   Net Income                                    $7,057            $14,955                   1.06%              1.93%
                                                 ======            =======                  =====              =====

   Net Income per Share                          $ 0.19            $  0.40

  Number of Common Shares for
  Earnings per Share Computation                 37,485             37,485
                                              --------------------------------          --------------------------------

Operating Data
- --------------
Net Sales Growth                                   9.1%               7.5%
Comp Sales Growth                                  2.5%               1.5%

Number of Clubs
- ---------------
Large Format                                        71                 73
Small Format                                         9                  9
                                                     -                  -
  Total Number of Clubs                             80                 82

Selling Square Footage                       8,580,036          8,798,474

BJ's Wholesale Club, Inc.
Supplemental Financial Data (unaudited)
(Dollars and Shares  in Thousands Except Per Share Amounts)

                                                                        Historical Presentation
                                                                        -----------------------

                                                                                FYE 1/97
                                           ----------------------------------------------------------------------------------------
                                                Q1                 Q2                 Q3                Q4              Full Year
                                                --                 --                 --                --              ---------
Net Sales                                    $608,626           $720,022           $681,847          $849,455          $2,859,950
Membership Fees and Other                      13,762             13,666             15,971            19,483              62,882
                                              -------            -------            -------           -------             -------
  Total Revenues                              622,388            733,688            697,818           868,938           2,922,832

Cost of Sales, including buying
  and occupancy costs                         562,309            657,235            623,912           762,146           2,605,602

Selling, general and
  administrative expenses                      47,015             51,587             53,599            60,459             212,660
                                              -------            -------            -------           -------            --------

   Operating Income                            13,064             24,866             20,307            46,333             104,570

Interest on debt and capital
  leases, net                                   4,254              3,957              4,620             4,007              16,838
                                               ------             ------             ------            ------             -------

  Income before Income Taxes                    8,810             20,909             15,687            42,326              87,732

Provision for Income Taxes                      3,427              8,223              6,012            16,446              34,108
                                               ------             ------             ------           -------             -------

   Net Income                                  $5,383            $12,686             $9,675           $25,880             $53,624
                                               ======            =======             ======           =======             =======

   Net Income per Share                        $ 0.14            $  0.34             $ 0.26           $  0.69             $  1.43
  Number of Common Shares for
  Earnings per Share Computation               37,485             37,485             37,485            37,485              37,485
                                           ---------------------------------------------------------------------------------------

Operating Data
- --------------
Net Sales Growth                                17.3%              16.5%              15.6%             14.3%               15.8%
Comp Sales Growth                                7.3%               6.0%               3.8%              6.0%                5.6%

Number of Clubs
- ---------------
Large Format                                       66                 69                 70                72
Small Format                                        6                  8                  9                 9
                                                    -                  -                  -                 -
  Total Number of Clubs                            72                 77                 79                81

Selling Square Footage                      7,793,913          8,269,795          8,453,615         8,684,268
                                                                            Historical Presentation
                                                                            -----------------------

                                                                              Percent to Net Sales
                                          -----------------------------------------------------------------------------------------
                                               Q1                 Q2                 Q3                 Q4             Full Year
                                               --                 --                 --                 --             ---------
Net Sales                                   100.00%            100.00%            100.00%            100.00%           100.00%
Membership Fees and Other                     2.26%              1.90%              2.34%              2.29%             2.20%
                                              -----              -----              -----              -----             -----
  Total Revenues                            102.26%            101.90%            102.34%            102.29%           102.20%

Cost of Sales, including buying
  and occupancy costs                        92.39%             91.28%             91.50%             89.72%            91.11%

Selling, general and
  administrative expenses                     7.72%              7.16%              7.86%              7.12%             7.44%
                                              -----              -----              -----              -----             -----

   Operating Income                           2.15%              3.45%              2.98%              5.45%             3.66%

Interest on debt and capital
  leases, net                                 0.70%              0.55%              0.68%              0.47%             0.59%
                                              -----              -----              -----              -----             -----

  Income before Income Taxes                  1.45%              2.90%              2.30%              4.98%             3.07%

Provision for Income Taxes                    0.56%              1.14%              0.88%              1.94%             1.19%
                                              -----              -----              -----              -----             -----

   Net Income                                 0.88%              1.76%              1.42%              3.05%             1.87%
                                              =====              =====              =====              =====             =====

BJ's Wholesale Club, Inc.
Supplemental Financial Data (unaudited)
(Dollars and Shares  in Thousands Except Per Share Amounts)

                                                                        Historical Presentation
                                                                        -----------------------

                                                                                FYE 1/96
                                           -------------------------------------------------------------------------------------
                                               Q1                 Q2                 Q3                Q4              Full Year
                                               --                 --                 --                --              ---------
Net Sales                                   $518,957           $618,263           $589,908          $743,179          $2,470,307
Membership Fees and Other                     12,149             14,108             14,518            18,526              59,301
                                             -------            -------            -------           -------             -------
  Total Revenues                             531,106            632,371            604,426           761,705           2,529,608

Cost of Sales, including buying
  and occupancy costs                        482,147            567,020            542,707           671,658           2,263,532

Selling, general and
  administrative expenses                     39,997             45,267             46,777            51,378             183,419
                                             -------            -------            -------           -------            --------

   Operating Income                            8,962             20,084             14,942            38,669              82,657

Interest on debt and capital
  leases, net                                  3,858              3,496              3,624             3,779              14,757
                                              ------             ------             ------            ------             -------

  Income before Income Taxes                   5,104             16,588             11,318            34,890              67,900

Provision for Income Taxes                     1,980              6,436              4,392            13,542              26,350
                                              ------             ------             ------           -------             -------

   Net Income                                 $3,124            $10,152             $6,926           $21,348             $41,550
                                             =======           ========            =======          ========            ========

   Net Income per Share                       $ 0.08            $  0.27             $ 0.18           $  0.57             $  1.11

  Number of Common Shares for
  Earnings per Share Computation              37,485             37,485             37,485            37,485              37,485
                                           --------------------------------------------------------------------------------------

Operating Data
- --------------
Total Sales Growth                               9.3%              12.3%               8.0%             11.6%               10.4%
Comp Sales Growth                               -3.4%               3.1%               0.6%              2.5%                0.4%

Number of Clubs
- ---------------
Large Format                                      60                 61                 63                65
Small Format                                       2                  4                  5                 6
                                                  --                 --                 --                -
  Total Number of Clubs                           62                 65                 68                71

Selling Square Footage                     6,834,347          7,096,455          7,387,729         7,678,253
                                                                        Historical Presentation
                                                                        -----------------------

                                                                           Percent to Net Sales
                                          ---------------------------------------------------------------------------------------
                                                Q1                 Q2                 Q3                 Q4             Full Year
                                                --                 --                 --                 --             ---------
Net Sales                                    100.00%            100.00%            100.00%            100.00%           100.00%
Membership Fees and Other                      2.34%              2.28%              2.46%              2.49%             2.40%
                                               -----              -----              -----              -----             -----
  Total Revenues                             102.34%            102.28%            102.46%            102.49%           102.40%

Cost of Sales, including buying
  and occupancy costs                         92.91%             91.71%             92.00%             90.38%            91.63%

Selling, general and
  administrative expenses                      7.71%              7.32%              7.93%              6.91%             7.42%
                                               -----              -----              -----              -----             -----

   Operating Income                            1.73%              3.25%              2.53%              5.20%             3.35%

Interest on debt and capital
  leases, net                                  0.74%              0.57%              0.61%              0.51%             0.60%
                                               -----              -----              -----              -----             -----

  Income before Income Taxes                   0.98%              2.68%              1.92%              4.69%             2.75%

Provision for Income Taxes                     0.38%              1.04%              0.74%              1.82%             1.07%
                                               -----              -----              -----              -----             -----

   Net Income                                  0.60%              1.64%              1.17%              2.87%             1.68%
                                               =====              =====              =====              =====             =====

BJ's Wholesale Club, Inc.
Supplemental Financial Data (unaudited)
(Dollars and Shares  in Thousands Except Per Share Amounts)

                                                                       Historical Presentation
                                                                       -----------------------

                                                                              FYE 1/95
                                          ----------------------------------------------------------------------------------------
                                                Q1                 Q2                 Q3                Q4              Full Year
                                                --                 --                 --                --              ---------
Net Sales                                    $474,895           $550,442           $545,987          $665,705          $2,237,029
Membership Fees and Other                      11,892             13,681             13,012            17,477              56,062
                                              -------            -------            -------           -------             -------
  Total Revenues                              486,787            564,123            558,999           683,182           2,293,091

Cost of Sales, including buying
  and occupancy costs                         442,815            506,396            503,179           601,777           2,054,167

Selling, general and
  administrative expenses                      36,847             42,438             44,264            50,867             174,416
                                              -------            -------            -------           -------            --------

   Operating Income                             7,125             15,289             11,556            30,538              64,508

Interest on debt and capital
  leases, net                                   3,363              3,161              3,664             3,477              13,665
                                               ------             ------             ------            ------             -------

  Income before Income Taxes                    3,762             12,128              7,892            27,061              50,843

Provision for Income Taxes                      1,475              4,757              3,096            10,613              19,941
                                               ------             ------             ------           -------             -------

   Net Income                                  $2,287             $7,371             $4,796           $16,448             $30,902
                                              =======            =======            =======          ========            ========

   Net Income per Share                        $ 0.06             $ 0.20             $ 0.13           $  0.44             $  0.82

  Number of Common Shares for
  Earnings per Share Computation               37,485             37,485             37,485            37,485              37,485
                                          ----------------------------------------------------------------------------------------

Operating Data
- --------------
Total Sales Growth                               15.9%              12.8%              15.1%             13.7%               14.3%
Comp Sales Growth                                -4.1%              -3.8%              -1.3%             -0.3%               -2.7%

Number of Clubs
- ---------------
Large Format                                       52                 57                 59                60
Small Format                                        0                  0                  0                 2
                                                   --                 --                 --                -
  Total Number of Clubs                            52                 57                 59                62

Selling Square Footage                      5,776,023          6,351,007          6,582,327         6,834,347

                                                                            Historical Presentation
                                                                            -----------------------

                                                                              Percent to Net Sales
                                          ----------------------------------------------------------------------------------------
                                               Q1                 Q2                 Q3                 Q4             Full Year
                                               --                 --                 --                 --             ---------
Net Sales                                   100.00%            100.00%            100.00%            100.00%           100.00%
Membership Fees and Other                     2.50%              2.49%              2.38%              2.63%             2.51%
                                             -----              -----              -----              -----             -----
  Total Revenues                            102.50%            102.49%            102.38%            102.63%           102.51%

Cost of Sales, including buying
  and occupancy costs                        93.24%             92.00%             92.16%             90.40%            91.83%

Selling, general and
  administrative expenses                     7.76%              7.71%              8.11%              7.64%             7.80%
                                             -----              -----              -----              -----             -----

   Operating Income                           1.50%              2.78%              2.12%              4.59%             2.88%

Interest on debt and capital
  leases, net                                 0.71%              0.57%              0.67%              0.52%             0.61%
                                             -----              -----              -----              -----             -----

  Income before Income Taxes                  0.79%              2.20%              1.45%              4.06%             2.27%

Provision for Income Taxes                    0.31%              0.86%              0.57%              1.59%             0.89%
                                             -----              -----              -----              -----             -----

   Net Income                                 0.48%              1.34%              0.88%              2.47%             1.38%
                                             =====              =====              =====              =====             =====

                           PART II. OTHER INFORMATION


Item 2 - Changes in Securities
         ---------------------

           (a) On July 10, 1997, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. See Exhibit 3.1 hereto.

                On July 10, 1997, the Company's Amended and Restated By-Laws became effective. See Exhibit 3.2 hereto.

                The Company entered into a Rights Agreement, dated as of July 10, 1997 between the Company and First Chicago Trust Company of New York. See Exhibit 4.1 hereto.

           (c) On July 26, 1997, in connection with the Distribution, the Company issued a total of 37,484,837 shares of its Common Stock to its parent corporation, Waban. On July 28, 1997, the spin-off of the Company was effected by the tax-free distribution (the "Distribution"), paid in the form of a special dividend to Waban stockholders of record on July 18, 1997 (the "Record Date"), of one share of common stock of the Company for each share of Waban common stock outstanding on the Record Date. A total of 37,484,937 shares of the Company's Common Stock, representing 100% of the issued and outstanding Common Stock of the Company, was distributed in the Distribution, pursuant to a Registration Statement on Form S-1.

Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

     By Written Action of Sole Stockholder in Lieu of a Meeting, dated July 10, 1997 (the "Written Action"), Waban, the sole stockholder of the Company at the time, approved and adopted:

     1.  The Amended and Restated Certificate of Incorporation of the Company;

     2.  The Amended and Restated By-Laws of the Company;

     3.  The BJ's Wholesale Club, Inc. 1997 Replacement Stock Incentive Plan;

     4.  The BJ's Wholesale Club, Inc. 1997 Stock Incentive Plan;

     5.  The BJ's Wholesale Club, Inc. Management Incentive Plan;

     6.  The BJ's Wholesale Club, Inc. Growth Incentive Plan; and

     7.  The BJ's Wholesale Club, Inc. 1997 Director Stock Option Plan.

     In addition, pursuant to the Written Action and effective on July 28, 1997 (the date Waban completed the Distribution), the size of the Board of Directors was increased to eight and the following persons were elected to serve as directors of the Company:

           Class I directors:                       S. James Coppersmith
           (term expiring at the                    Thomas J. Shields
           1998 Annual Meeting)                     Herbert J. Zarkin

           Class II directors:                      Allyn L. Levy
           (term expiring at the                    Lorne R. Waxlax
           1999 Annual Meeting)                     Edward J. Weisberger

           Class III directors:
           (term expiring at the                    Kerry L. Hamilton
           2000 Annual Meeting)                     John J. Nugent

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

         3.1 Amended and Restated Certificate of Incorporation is incorporated herein by reference to the Company's Registration Statement on Form S-8, dated July 10, 1997 (Commission File No. 333-31015)

         3.2 Amended and Restated By-Laws is incorporated herein by reference to the Company's Registration Statement on Form S-8, dated July 10, 1997 (Commission File No. 333-31015)

         4.1 Rights Agreement, dated as of July 10, 1997, between the Company and First Chicago Trust Company of New York is incorporated herein by reference to the Company's Report on Form 8-A, dated July 10, 1997 (Commission File No. 1-13143)

         10.1 Separation and Distribution Agreement, dated as of July 10, 1997, between the Company and Waban Inc. is incorporated herein by reference to the Current Report on Form 8-K, dated July 28, 1997, of HomeBase, Inc. (Commission File No. 1-10259)

         10.2 Services Agreement, dated as of July 28, 1997, between the Company and Waban Inc. is incorporated herein by reference to the Current Report on Form 8-K, dated July 28, 1997, of HomeBase, Inc. (Commission File No. 1-10259)

         10.3 Tax Sharing Agreement, dated as of July 28, 1997, between the Company and Waban Inc. is incorporated herein by reference to the Current Report on Form 8-K, dated July 28, 1997, of HomeBase, Inc. (Commission File No. 1-10259)

         10.4 Employee Benefits Agreement, dated as of July 28, 1997, between the Company and Waban Inc. is incorporated herein by reference to the Current Report on Form 8-K, dated July 28, 1997, of HomeBase, Inc. (Commission File No. 1-10259)

         10.5 BJ's Wholesale Club, Inc. Management Incentive Plan

         10.6 BJ's Wholesale Club, Inc. Growth Incentive Plan

         10.7  BJ's Wholesale Club, Inc. 1997 Director Stock Option Plan

         10.8  BJ's Wholesale Club, Inc. Executive Retirement Plan

         10.9  BJ's Wholesale Club, Inc. 1997 Replacement Stock Incentive Plan

         10.10 BJ's Wholesale Club, Inc. 1997 Stock Incentive Plan

         10.11 BJ's Wholesale Club, Inc. General Deferred Compensation Plan

         10.12 Employment Agreement, dated as of July 28, 1997 with Herbert J. Zarkin

         10.13 Employment Agreement, dated as of July 28, 1997 with John J.
               Nugent

         10.14 Employment Agreement, dated as of July 28, 1997 with Edward J. Weisberger

         10.15 Employment Agreement, dated as of July 28, 1997 with Frank D. Forward

         10.16 Employment Agreement, dated as of July 28, 1997 with Michael T. Wedge

         10.17 Employment Agreement, dated as of July 28, 1997 with Laura J. Sen

         10.18 Employment Agreement, dated as of July 28, 1997 with Sarah M. Gallivan

         10.19 Form of Change of Control Severance Agreement between the Company and officers of the Company

         10.20 Form of Indemnification Agreement between the Company and officers of the Company

         10.21 BJ's Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees

         10.22 Credit Agreement, dated July 9, 1997, among the Company and certain banks

         10.23 Indemnification Agreement, dated as of April 18, 1997, between the Company and The TJX Companies, Inc. is incorporated herein by reference to the Company's Registration Statement on Form S-1 (Commission File No. 333-25511)

         27.0  Financial Data Schedule

         (b)   Reports on Form 8-K.

               The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended July 26, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           BJ'S WHOLESALE CLUB, INC.
                                           -------------------------
                                           (Registrant)





Date:     September 9, 1997                /s/ JOHN J. NUGENT
       ----------------------              -------------------------------------
                                           John J. Nugent
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)






Date:     September 9, 1997               /s/ FRANK D. FORWARD
       ----------------------             -----------------------------
                                          Frank D. Forward
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)