Form 10-Q
period 1997-10-25
BJS WHOLESALE CLUB INC
filed 1997-12-04
CIK 1037461

                                   FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549


                    Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended October 25, 1997
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
The number of shares of the Registrant's common stock outstanding as of November 22, 1997: 37,478,142

                          PART I. FINANCIAL INFORMATION

                            BJ'S WHOLESALE CLUB, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                         Thirteen Weeks Ended
                                                       -----------------------
                                                       October 25, October 26,
                                                          1997        1996
                                                       ----------- -----------
                                                        (Dollars In Thousands
                                                      Except Per Share Amounts)
Net sales                                                 $744,023   $681,847

Membership fees and other                                   18,415     15,971
                                                          --------   --------
  Total revenues                                           762,438    697,818
                                                          --------   --------

Cost of sales, including buying and occupancy costs        679,345    623,912

Selling, general and administrative expenses                59,570     53,599
                                                          --------   --------

  Operating income                                          23,523     20,307

Interest on debt and capital leases (net)                    1,018      4,620
                                                          --------   --------
Income before income taxes                                  22,505     15,687

Provision for income taxes                                   8,687      6,012
                                                          --------   --------
  Net income                                              $ 13,818   $  9,675
                                                          ========   ========

Net income per common share:
  Primary and fully diluted                               $   0.36   $      *
                                                          ========   ========


Number of common shares for earnings per
  share computations:
  Primary                                               37,989,464          *
  Fully diluted                                         38,002,752          *


* In accordance with SEC rules, historical earnings per share for periods prior to the public issuance of common stock are not presented.

The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                       Thirty-Nine Weeks Ended
                                                       -----------------------
                                                       October 25, October 26,
                                                          1997        1996
                                                       ----------- -----------
                                                        (Dollars In Thousands
                                                      Except Per Share Amounts)
Net sales                                              $2,181,963  $2,010,495

Membership fees and other                                  44,877      43,399
                                                        ---------   ---------
  Total revenues                                        2,226,840   2,053,894
                                                        ---------   ---------

Cost of sales, including buying and occupancy costs     1,994,819   1,843,456

Selling, general and administrative expenses              165,166     152,201
                                                        ---------   ---------

  Operating income                                         66,855      58,237

Interest on debt and capital leases (net)                   8,500      12,831
                                                        ---------   ---------
Income before income taxes                                 58,355      45,406

Provision for income taxes                                 22,525      17,662
                                                        ---------   ---------
  Net income                                            $  35,830   $  27,744
                                                        =========   =========

Net income per common share:
  Primary and fully diluted                             $    0.95   $       *
                                                        =========   =========

Number of common shares for earnings per
  share computations:
  Primary                                              37,653,113           *
  Fully diluted                                        37,657,542           *


* In accordance with SEC rules, historical earnings per share for periods prior to the public issuance of common stock are not presented.

The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                    October 25,    January 25,    October 26,
                                       1997           1997           1996
                                    -----------    -----------    -----------
                                             (Dollars In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents          $   8,330      $       -      $       -
  Accounts receivable                   30,901         34,006         27,570
  Merchandise inventories              401,291        295,216        357,471
  Current deferred income taxes          6,827          6,549          8,556
  Prepaid expenses                       7,260          6,091          7,120
                                     ---------      ---------      ---------
    Total current assets               454,609        341,862        400,717
                                     ---------      ---------      ---------
Property at cost:
  Land and buildings                   277,503        265,971        264,119
  Leasehold costs and improvements      40,992         34,764         33,935
  Furniture, fixtures and equipment    203,668        186,696        187,346
                                     ---------      ---------      ---------
                                       522,163        487,431        485,400
  Less accumulated depreciation
    and amortization                   137,265        106,821        105,477
                                     ---------      ---------      ---------
                                       384,898        380,610        379,923
                                     ---------      ---------      ---------
Property under capital leases            6,219          6,219          3,793
  Less accumulated amortization          1,742          1,618          2,028
                                     ---------      ---------      ---------
                                         4,477          4,601          1,765
                                     ---------      ---------      ---------
Other assets                            10,776         10,138          9,206
                                     ---------      ---------      ---------
    Total assets                     $ 854,760      $ 737,211      $ 791,611
                                     =========      =========      =========
LIABILITIES
Current liabilities:
  Accounts payable                   $ 245,338      $ 200,024      $ 219,767
  Accrued expenses and other
    current liabilities                 64,269         66,302         62,346
  Accrued federal and state
    income taxes                         8,792         12,431          2,989
  Obligations under capital leases
    due within one year                    181            163            156
                                     ---------      ---------      ---------
    Total current liabilities          318,580        278,920        285,258
                                     ---------      ---------      ---------
Long-term debt                          84,700              -              -
Obligations under capital leases,
  less portion due within one year       2,473          2,592          2,630
Other noncurrent liabilities            33,848         28,466         28,591
Deferred income taxes                    1,947          3,545          3,951
Loans and advances from Waban Inc.           -        148,081        221,454

STOCKHOLDERS' EQUITY
Common stock, par value $.01,
  authorized 180,000,000 shares,
  issued and outstanding 37,476,264,
  37,484,937 and 37,484,937 shares         375            375            375
Additional paid-in capital             101,775              -              -
Retained earnings                      311,062        275,232        249,352
                                     ---------      ---------      ---------
    Total stockholders' equity         413,212        275,607        249,727
                                     ---------      ---------      ---------
    Total liabilities and
      stockholders' equity           $ 854,760      $ 737,211      $ 791,611
                                     =========      =========      =========

The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                       Thirty-Nine Weeks Ended
                                                       -----------------------
                                                       October 25, October 26,
                                                          1997        1996
                                                       ----------   ---------
                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $ 35,830      $ 27,744
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization of property         27,829        24,836
      Loss on property disposals                           398           251
      Other noncash items (net)                             39             -
      Deferred income taxes                             (1,876)         (148)
      Increase (decrease) in cash
        due to changes in:
          Accounts receivable                            3,105         3,372
          Merchandise inventories                     (106,075)      (86,033)
          Prepaid expenses                              (1,169)         (388)
          Other assets                                    (649)         (800)
          Accounts payable                              45,314        50,652
          Accrued expenses                               1,577         4,436
          Accrued income taxes                          (3,639)       (7,113)
          Other noncurrent liabilities                   5,382         2,557
                                                      --------      --------
  Net cash provided by operating activities              6,066        19,366
                                                      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                   (36,302)      (58,932)
  Property disposals                                       301            42
                                                      --------      --------
    Net cash used in investing activities              (36,001)      (58,890)
                                                      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations                  (101)         (200)
  Borrowings of long-term debt                          84,700             -
  Proceeds from sale and issuance of common stock          328             -
  Increase (decrease) in loans and advances from
    Waban Inc.                                         (46,662)       39,724
                                                      --------      --------
    Net cash provided by financing activities           38,265        39,524
                                                      --------      --------
    Net increase in cash and cash equivalents            8,330             -
    Cash and cash equivalents at beginning of year           -             -
                                                      --------      --------
    Cash and cash equivalents at end of period        $  8,330      $      -
                                                      ========      ========
Supplemental cash flow information:
  Interest paid                                       $  8,268      $ 12,864
  Income taxes paid                                     28,040        24,922


Noncash financing and investing activities:
  Contribution to capital by Waban Inc.                101,419             -

The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                  (In Thousands Except Per Share Amounts)
                              ------------------------------------------------
                               Common
                                Stock     Additional                Total
                              Par Value    Paid-In     Retained  Stockholders'
                                $.01       Capital     Earnings     Equity
                              ---------   ---------   ----------  -----------
Balance, January 27, 1996       $ 375      $      -     $221,608   $221,983
  Net income                        -             -       27,744     27,744
                                -----      --------     --------   --------
Balance, October 26, 1996       $ 375      $      -     $249,352   $249,727
                                =====      ========     ========   ========


Balance, January 25, 1997       $ 375      $      -     $275,232   $275,607
  Net income                        -             -       35,830     35,830
  Sale and issuance of common
    stock                           -           356            -        356
  Contribution to capital by
    Waban Inc.                      -       101,419            -    101,419
                                -----      --------     --------   --------
Balance, October 25, 1997       $ 375      $101,775     $311,062   $413,212
                                =====      ========     ========   ========

The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BJ's Wholesale Club, Inc. ("BJ's" or the "Company"), which previously had been a wholly-owned subsidiary of Waban Inc. ("Waban"), became a separate, publicly traded entity on July 28, 1997, when Waban distributed to its stockholders on a pro rata basis all of the Company's outstanding common stock (the "Distribution"). The financial statements of the Company include the financial statements of those subsidiaries of Waban which, prior to the Distribution, operated Waban's BJ's Wholesale Club Division.

As of July 26, 1997, Waban transferred all of the assets and liabilities of its BJ's Wholesale Club Division to the Company and contributed all of the Company's intercompany debt of $101.4 million to the Company's equity.

2. The results for the first nine months are not necessarily indicative of the results for the full fiscal year because, among other things, the Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have typically been strongest in the Christmas holiday season and lowest in the first quarter of each fiscal year.

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

5. Interest on debt and capital leases (net) includes interest on intercompany indebtedness to Waban of $7,642,000 in the nine months ended October 25, 1997, (all of which was incurred in the first half of the year) and $4,877,000 and $13,566,000 in the quarter and nine months ended October 26, 1996, respectively.

Selling, general and administrative ("SG&A") expenses include certain allocations of overhead incurred by Waban that supported the Company's business prior to the Distribution. These allocated expenses (all of which were incurred in the first half of the year) totaled $2,246,000 in the nine months ended October 25, 1997 and $995,000 and $2,987,000 in the quarter and nine months ended October 26, 1996, respectively.

6. Under Waban's cash management system, checks issued by its divisions but not yet presented to banks resulted in overdraft balances for accounting purposes in certain periods. The Company had overdraft balances of $2.3 million and $5.7 million as of January 25, 1997 and October 26, 1996, respectively, which are included in accrued expenses and other current liabilities on the balance sheets.

7. The historical capitalization of the Company has been retroactively restated to reflect the issuance of 37,484,937 shares of common stock, the number of shares of the Company's common stock distributed to Waban's stockholders on July 28, 1997. Earnings per share calculations for the current year are based on 37,484,937 shares outstanding through the end of the second quarter and actual outstanding shares thereafter.

8. Waban's Board of Directors approved the termination of the Waban Inc. Retirement Plan effective July 26, 1997. However, in accordance with generally accepted accounting principles, the additional cost to terminate the Plan is not recognized until the Plan termination is settled. Prior to the Distribution, Waban Inc. contributed to the Plan amounts sufficient to make the Plan's assets equal to its estimated termination liabilities, based on actuarial projections. The Company's share of these amounts is included in prepaid expenses on its balance sheet. BJ's expects to record a post-tax charge applicable to its Plan participants of approximately $.5 million in the fourth quarter of the current fiscal year or in the first quarter of the following fiscal year, when the Plan termination is settled.

9. The Company operated 84 warehouse clubs on October 25, 1997 versus 79 warehouse clubs on October 26, 1996.

10. Certain amounts in the prior year's financial statements have been reclassified for comparative purposes.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



Thirteen Weeks (Third Quarter) and Thirty-Nine Weeks (Nine Months) Ended October 25, 1997 versus Thirteen and Thirty-Nine Weeks Ended October 26, 1996.

Forward-Looking Information
---------------------------

This report contains "forward-looking statements," including statements regarding expected expenses to be incurred by BJ's as a stand-alone entity, planned capital expenditures, certain charges expected to be incurred in connection with the termination of the Waban Inc. Retirement Plan and other information with respect to the Company's plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the success of the Company's management team in transitioning the Company to its status as a stand-alone entity, general economic conditions prevailing in the Company's markets, competition and the other factors included in the Company's Registration Statement on Form S-1, File No. 333-25511 under the heading "Risk Factors."

Results of Operations
---------------------

Net sales for the third quarter ended October 25, 1997 rose 9.1% to $744 million from $682 million reported in last year's third quarter. Year-to-date sales totaled $2.2 billion, 8.5% higher than last year's comparable period. These increases were due to the opening of new stores and to comparable store sales increases of 3.3% in the third quarter and 2.4% year-to-date.

Total revenues in the third quarter included membership fees of $16.1 million versus $13.7 million in last year's third quarter. Year-to-date membership fees were $38.9 million versus $37.3 million last year. The increase in this year's third quarter was largely due to timing differences relating to trial membership promotions conducted in each year. This year's promotion resulted in a significant amount of membership fees being realized in the third quarter, as opposed to in the second quarter last year.

Cost of sales (including buying and occupancy costs) was 91.3% of net sales in the third quarter versus 91.5% in the comparable period last year. For the first nine months, the cost of sales percentage was 91.4% this year versus 91.7% last year. A favorable merchandise mix resulted in higher gross merchandise margins this year.

Selling, general and administrative ("SG&A") expenses were 8.0% of net sales in the third quarter versus 7.9% in last year's comparable period. Year-to-date SG&A expenses were 7.6% in both years. Excluding incremental SG&A expenses incurred as a result of the Company becoming a separate, publicly owned entity, this year's SG&A expenses were 7.9% of sales in the third quarter and 7.5% of sales year-to-date.

The components of net interest expense were as follows (in thousands):

                                Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                ----------------------  -----------------------
                                October 25, October 26, October 25, October 26,
                                   1997        1996        1997        1996
                                   ----        ----        ----        ----
Interest expense on debt (net)   $  948       $4,546      $8,288      $12,604
Interest on capital leases           70           74         212          227
                                 ------       ------      ------      -------
Interest on debt and capital
   leases (net)                  $1,018       $4,620      $8,500      $12,831
                                 ======       ======      ======      =======

Interest expense on debt was net of capitalized interest of $77 thousand in this year's third quarter and $361 thousand year-to-date. Last year's capitalized interest was $318 thousand in the third quarter and $929 thousand year-to-date. As described in more detail below, interest expense in this year's third quarter was lower than last year's third quarter because of significantly lower borrowing levels and interest rates applied to those borrowings.

The year-to-date provision rate for income taxes was 38.6% this year versus 38.9% last year. This decrease was attributable to a lower state income tax rate.

Net income for the third quarter rose to $13.8 million, or $.36 per share, from $9.7 million in the third quarter of last year. For the first nine months, net income rose to $35.8 million, or $.95 per share, from $27.7 million last year.

BJ's Wholesale Club, Inc. commenced operations as a separate entity following its July 28, 1997 spin-off from Waban Inc. Therefore, reported financial results through the first half of 1997 reflect BJ's historical position as a division of Waban Inc. and, as such, may not be indicative of performance after the spin-off. As a separate, publicly owned company, BJ's is now incurring SG&A costs expected to be approximately $.5 million per quarter in addition to the amounts shown in the historical financial statements for periods preceding the spin-off. BJ's interest expense, however, is expected to be less than that presented in the historical statements for periods before the spin-off, as interest on intercompany borrowings at an annual rate of 10% has been replaced by interest on bank borrowings at an assumed rate of approximately 6.5% per year. The level of debt is also expected to be lower than BJ's historical debt, primarily due to the contribution to capital of $101.4 million of BJ's intercompany debt in connection with the spin-off. Restating historical results for these changes, and reflecting common stock equivalents expected to be included in earnings per share calculations after the spin-off, net income for the third quarter of 1997 rose 26.5% to $13.8 million, or $.36 per share, from $10.9 million, or $.29 per share, in the third quarter of 1996. Operating income rose 18.8% to $23.5 million compared with $19.8 million last year. On the same restated basis, net income for the first nine months rose 20.9% to $38.2 million, or $1.00 per share, from $31.6 million, or $.83 per share last year, and operating income for the first nine months of 1997 rose 16.1% to $65.9 million from $56.7 million in 1996.

Waban's Board of Directors approved the termination of the Waban Inc. Retirement Plan effective July 26, 1997. However, in accordance with generally accepted accounting principles, the additional cost to terminate the Plan is not recognized until the Plan termination is settled. Prior to the spin-off, Waban contributed to the Plan amounts sufficient to make the Plan's assets equal to its estimated termination liabilities, based on actuarial projections. The Company's share of these amounts is included in prepaid expenses on its balance sheet. BJ's expects to record a post-tax charge applicable to its Plan participants of approximately $.5 million in the fourth quarter of the current fiscal year or in the first quarter of the following fiscal year, when the Plan termination is settled.

The Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have typically been strongest in the Christmas holiday season and lowest in the first quarter of each fiscal year.

Statement of Financial Accounting Standards ("SFAS") No. 128 modifies the way in which earnings per share ("EPS") is calculated and disclosed. Upon adoption of this standard for the fiscal year ending January 31, 1998, the Company will disclose basic and diluted EPS for the full fiscal year and will restate all prior period EPS data presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The effect of adopting SFAS No. 128 is not expected to be material. If the Company had adopted SFAS No. 128 in the quarter ended October 25, 1997, basic EPS would have been $.37 per share in the quarter and $.96 per share year-to-date, or $.01 higher than primary EPS reported in each period. Diluted EPS would be unchanged from fully diluted EPS reported in each period.

Liquidity and Capital Resources
-------------------------------

Net cash provided by net income plus depreciation in this year's first nine months was $63.7 million versus $52.6 million in last year's comparable period. A total of $6.1 million was provided by operating activities in the first half of this year; $19.4 million was provided by operating activities in the same period last year. This variance was attributable mainly to a higher accounts payable-to-inventory ratio at the beginning of this year as compared to the beginning of last year.

Year-to-date cash expended for property additions was $36.3 million this year versus $58.9 million in the same period last year. The Company opened four new clubs during the first nine months of this fiscal year and opened eight new clubs in the same period last year. One club in the Hartford, Connecticut market was closed in the first quarter of this year.

The Company's capital expenditures are expected to total approximately $70 million in the current fiscal year, based on opening a total of six new clubs. Three additional clubs that were originally scheduled to open this year are now expected to open in early 1998. The Company has announced its plans to enter the Cleveland, Ohio market by opening three or four new clubs in 1998. The timing of actual club openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

Prior to the spin-off, the Company's operations and expansion were financed through loans advanced by Waban as needed. In July 1997, the Company entered into a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement includes a $50 million sub-facility for letters of credit. The Company is required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.30%, (b) the agent bank's prime rate or (c) at a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, and which prohibit the payment of cash dividends.

The Company also maintains a separate credit line in the amount of $30 million for letters of credit and an additional $20 million uncommitted credit line for short-term borrowings.

Increases in merchandise inventories and accounts payable since the end of the previous fiscal year were due mainly to normal seasonal requirements and to new stores. Increases in inventories from the end of last year's third quarter are due to new stores and to an increase over last year's somewhat lower than normal per club inventory levels, reflecting what management believes is a better inventory position entering this year's holiday season.

Cash and cash equivalents totaled $8.3 million as of October 25, 1997. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through January 30, 1999. However, the Company may from time to time seek to obtain additional financing.

                            PART II.  OTHER INFORMATION


Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               11.0    Statement regarding computation of per share earnings

               27.0    Financial Data Schedule


          (b)  Reports on Form 8-K

               The Company filed a Current Report on Form 8-K, dated July 29, 1997, filing as exhibits thereto the press release of the Company dated July 29, 1997 and the press release of Waban Inc. dated July 28, 1997, each relating to the completion of the spin-off of the Company by Waban Inc. on July 28, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BJ'S WHOLESALE CLUB, INC.
                                   ----------------------------
                                   (Registrant)





Date:  December 4, 1997                    /S/ JOHN J. NUGENT
       ----------------            ----------------------------
                                           John J. Nugent
                                           President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)






Date:  December 4, 1997                    /S/ FRANK D. FORWARD
       ----------------            ----------------------------
                                           Frank D. Forward
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)