Form 10-K405
period 1998-01-31
BJS WHOLESALE CLUB INC
filed 1998-04-21
CIK 1037461

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 1998
                                       OR
|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                 --------------

                         Commission File Number 1-13143

                            BJ'S WHOLESALE CLUB, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                               04-3360747
    (State or other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)              Identification No.)

           One Mercer Road
        Natick, Massachusetts                           01760
(Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (508) 651-7400

                                 --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
   Title of each class                           on which registered
      ------------                               ------------------
 Common Stock, par value $.01                  New York Stock Exchange
 Preferred Share Purchase Rights               New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

    The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 1998 was approximately $1,463,162,000, based on the closing price of $39.00 on the New York Stock Exchange on such date.

    There were 37,643,811 shares of the Registrant's Common Stock, $.01 par value, outstanding as of March 31, 1998.

                                 --------------

                       Documents Incorporated by Reference

      Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders (Part III).

                                     PART 1

Item 1.   Business

General

    On July 28, 1997, BJ's Wholesale Club, Inc. ("BJ's" or the "Company") became an independent, publicly owned entity when Waban Inc. ("Waban"), BJ's parent company at the time, distributed to its stockholders on a pro rata basis all of the Company's outstanding common stock. Before that date, the BJ's business had operated as a division of Waban.

    BJ's introduced the warehouse club concept to New England in 1984 and has since expanded in the northeastern and Mid-Atlantic states, as well as in southern Florida. As of January 31, 1998, BJ's operated 84 warehouse clubs in twelve states and had over 4.5 million members. The table below shows the number of BJ's locations by state.

                                                          Number of
        State                                             Locations
        -----                                             ---------
        New York........................................     21
        Massachusetts...................................     13
        New Jersey......................................     10
        Pennsylvania....................................      9
        Florida.........................................      6
        Maryland........................................      6
        Virginia........................................      6
        Connecticut.....................................      5
        New Hampshire...................................      4
        Maine...........................................      2
        Delaware........................................      1
        Rhode Island....................................      1
                                                             ---
           Total........................................     84
                                                             ===

    The Company's fiscal year ends on the last Saturday in January. The fiscal year ended January 31, 1998 is referred to as "1997" below. Earlier years are referred to in a similar manner.

Industry Overview

    Warehouse clubs offer a narrow assortment of brand name food and general merchandise items within a wide range of product categories. In order to achieve high sales volumes and rapid inventory turnover, merchandise selections are generally limited to items that are brand name leaders in their categories. Since warehouse clubs sell a diversified selection of product categories, they attract customers from a wide range of other wholesale and retail distribution channels, such as supermarkets, discount stores, office supply stores, consumer electronics stores, automotive stores and wholesale distributors. The Company believes that it is difficult for these higher cost channels of distribution to match the low prices offered by warehouse clubs.

    Warehouse clubs eliminate many of the merchandise handling costs associated with traditional multiple-step distribution channels by purchasing directly from manufacturers and by storing merchandise on the sales floor rather than in central warehouses. By operating no-frills, self-service warehouse facilities, warehouse clubs have fixturing and operating costs substantially below those of traditional retailers. Because of their higher volume and rapid inventory turnover, warehouse clubs generally have the opportunity to generate cash from the sale of a large portion of their inventory before they are required to pay merchandise vendors. As a result, a greater percentage of the inventory is financed through payment terms provided by vendors rather than by working capital. Two broad groups of customers, individual households and small businesses, have been attracted to the savings made possible by the high sales volumes and operating efficiencies achieved by warehouse clubs. The customers at warehouse clubs are generally limited to members who pay an annual fee.

Business Model

    The Company has developed an operating model that it believes differentiates it from its warehouse club competition. First, BJ's endeavors to have the leading industry position in the markets in which it operates. By clustering its clubs, BJ's seeks to maximize the efficiencies of management support, distribution and marketing activities. Secondly, BJ's places added focus on the retail customer, its Inner Circle(R) member, through merchandising strategies that emphasize a customer-friendly shopping experience. By supplementing the warehouse format with aisle markers, express check-out lanes and low-cost video-based sales aids, BJ's makes shopping more efficient for its members. BJ's is also the only major warehouse club to accept manufacturers' coupons, which provides added value for its members. Additionally, BJ's emphasizes the creation of an exciting shopping experience for its retail members with a constantly changing mix of food and general merchandise items. Management believes these strategies aimed at the general consumer allow BJ's to achieve higher warehouse club operating margins.

Expansion

    Since the beginning of fiscal 1992, BJ's has grown from 29 clubs to 84 clubs in operation at January 31, 1998. As a result, approximately 68% of BJ's Wholesale Clubs have been in operation for fewer than six years, and many of these are considered to be in the early stages of maturation.

    BJ's plans to open twelve to thirteen new clubs in the current year. It expects to enter one new market, Cleveland, Ohio, expand its presence in southern Florida and fill in existing markets. Longer term, BJ's plans to increase the square footage of the chain by approximately 10% annually.

                                  Clubs      Clubs     Clubs      Clubs
                              in Operation  Opened    Closed  in Operation
   Fiscal                     at Beginning  During    During     at End
   Year                          of Year   the Year  the Year    of Year
   ----                          -------   --------  --------    -------
   1992......................      29         10        --         39
   1993......................      39         13        --         52
   1994......................      52         11         1         62
   1995......................      62          9        --         71
   1996......................      71         10        --         81
   1997......................      81          4         1         84

Store Profile

    As of January 31, 1998, BJ's operated 74 traditional size "big box" warehouse clubs that averaged approximately 112,000 square feet and ten smaller format warehouse clubs that averaged approximately 69,000 square feet. Two of the new BJ's warehouse clubs planned for 1998 are expected to be in the smaller format, which is designed to serve markets whose population is not sufficient to support a full-sized warehouse club. Including space for parking, a typical full-sized BJ's warehouse club requires eight to ten acres of land. The smaller version typically requires approximately eight acres. BJ's warehouse clubs are located in both free-standing locations and shopping centers.

    Construction and site development costs for a full-sized BJ's warehouse club average approximately $5.0 million. Land acquisition costs for a warehouse club generally range from $2.5 million to $5.5 million, but can be significantly higher in some locations. Opening a traditional-sized BJ's warehouse club entails an initial capital investment of approximately $2.6 million for fixtures and equipment, as well as approximately $2.0 million for inventory (net of accounts payable) and preopening expenses.

Merchandising

    BJ's services its current members and attracts new members by providing a broad range of high quality, brand name merchandise at everyday prices that are consistently lower than the prices of traditional wholesalers, discount retailers, supermarkets and specialty retail operations. BJ's limits the items offered in each product line to fast selling styles, sizes and colors and, therefore, carries an average of approximately 5,000 active stock-keeping units ("SKUs"). By contrast, supermarkets normally stock approximately 25,000 SKUs, and discount stores typically stock approximately 60,000 SKUs. BJ's works closely with manufacturers to develop packaging and sizes which are best suited to selling through the warehouse club format in order to minimize handling costs and to provide increased value to members.

    In 1997, food accounted for 61% of BJ's sales. The remaining 39% consisted of a wide variety of general merchandise items. Food categories at BJ's include frozen foods, fresh meat and dairy products, dry grocery items, fresh produce, canned goods, and household paper products and cleaning supplies. General merchandise includes office supplies and equipment, consumer electronics, small appliances, auto accessories, tires, jewelry, housewares, health and beauty aids, computer software, books, greeting cards, apparel, tools, toys and seasonal items.

    BJ's also offers a number of specialty services designed to enable members to complete more of their shopping at BJ's and to encourage more frequent visits to the clubs. Included are full-service optical stores, travel services, cellular phones and pagers, food courts offering brand name fast food service, rotisserie chicken prepared on site, one-hour photo service, an auto buying service, discounted mortgage and moving services and a selection of garden sheds and gazebos. To enhance this aspect of the business, BJ's is also testing several additional services including mini-branch banks, gas stations and muffler and brake service.

    To ensure that its merchandise selection is closely attuned to the tastes of its members, BJ's employs regional buyers who are responsible for tailoring the product selection in individual warehouse clubs to the regional and ethnic tastes of the local market.

Membership

    Paid membership is an essential part of the warehouse club concept. In addition to providing a source of revenue which permits BJ's to offer low prices, membership reinforces customer loyalty. BJ's has two primary types of members: business members and Inner Circle members. BJ's Inner Circle members are likely to be home owners and have incomes which are above the average for the Company's trading areas. BJ's believes that a significant percentage of its business members are also active BJ's shoppers for their personal needs. At January 31, 1998, the Company had over 4.5 million members (including supplemental cardholders).

    Effective February 1, 1998, BJ's charges $35 per year for a primary Inner Circle membership that includes one free supplemental membership. A business membership is $30 per year. Additional supplemental business memberships cost $15 each. BJ's membership policy is open to all, whereas the Company's warehouse club competitors have typically required individual members to belong to certain qualifying groups. BJ's believes that its more liberal membership policy has attracted incremental sales without adversely affecting its costs.

Advertising and Public Relations

    BJ's increases customer awareness of its warehouse clubs primarily through public relations efforts, new store marketing programs, direct mail and limited vendor-funded television and radio advertising during the Christmas holiday season. BJ's also employs a team of dedicated marketing personnel who solicit potential business members and who contact selected community groups to increase the number of members. From time to time, BJ's runs free trial membership promotions to attract new members with the objective of converting them to paid membership status and also uses one-day passes to introduce non-members to its warehouse clubs. These programs result in very low marketing expenses compared with typical discount retailers and supermarkets.

Warehouse Club Operations

    BJ's ability to achieve profitable operations depends upon the efficient operation of its warehouse clubs and high sales volumes. The Company buys most of its merchandise at volume discounts from manufacturers for shipment either to a BJ's cross-docking facility or directly to BJ's warehouse clubs. This eliminates many of the costs associated with traditional multiple-step distribution channels, including distributors' commissions and the costs of storing merchandise in central distribution facilities.

    BJ's routes a significant percentage of its purchases through cross-docking facilities which break down truckload quantity shipments from manufacturers and reallocate these goods for shipment, generally on a same-day basis, to individual warehouse clubs. This permits BJ's to negotiate better volume discounts and reduces freight expense, the number of trucks received at each warehouse club and related receiving costs.

    The Company works closely with manufacturers to minimize the amount of handling required once merchandise is received at a warehouse club. Most merchandise is pre-marked by the manufacturer with the universal product code
(UPC) so that it does not require ticketing at the warehouse club. In addition, BJ's minimizes labor costs by designing its warehouse clubs to be self-service for members. Merchandise for sale is displayed on pallets containing large quantities of each item, thereby reducing labor required for handling, stocking and restocking. Back-up merchandise is generally stored in steel racks above the sales floor. BJ's goal is to keep at least one day's supply of each item on the selling floor.

    BJ's has been able to limit inventory losses to levels well below those typical of discount retailers by strictly controlling the exits of its warehouse clubs, by generally limiting customers to members and by using state-of-the-art electronic article surveillance technology. Problems associated with payments by check have been insignificant, since members who issue dishonored checks are restricted to cash-only terms.

    In October 1995, BJ's became the first warehouse club chain to accept the MasterCard(R) credit card, and at the same time introduced a co-branded BJ's MasterCard underwritten by a major financial institution on a non-recourse basis. Purchases made at BJ's warehouse clubs with the co-branded BJ's MasterCard earn a 2% rebate. All other purchases with the BJ's MasterCard earn a 1% rebate. Rebates are issued in the form of BJ's Bucks(R), which can be redeemed by members only at BJ's warehouse clubs. In September 1997, BJ's became the first warehouse club chain to accept VISA(R). Additionally, BJ's members may pay for their purchases by cash, check or Discover(R) Card.

Information Systems

    Over the course of its development, BJ's has made a significant investment in information systems. BJ's was the first warehouse club to introduce scanning devices which work in conjunction with its electronic point of sale (EPOS) terminals. Sales data is analyzed daily for replenishment purposes. Detailed purchasing data on individual members permits the buying staff and store managers to track changes in members' buying behavior. Detailed shrinkage data by SKU by club allows management to quickly identify inventory shrinkage problems and formulate effective action plans.

Competition

    BJ's competes with a wide range of national, regional and local retailers and wholesalers selling food or general merchandise in its markets, including supermarkets, general merchandise chains, specialty chains and other warehouse clubs, some of which have significantly greater financial and marketing resources than BJ's. Major competitors that operate warehouse clubs include Costco Companies, Inc. and Sam's Clubs (a division of Wal-Mart Stores, Inc.).

    There is a large number of competitive membership warehouse clubs in BJ's markets. Approximately 85% of BJ's 74 "big box" warehouse clubs have at least one competitive membership warehouse club in their trading areas at a distance of ten miles or less. None of the smaller format clubs has direct competition from other warehouse clubs.

    BJ's believes price is the major competitive factor in the markets in which it competes. Other competitive factors include store location, merchandise selection and name recognition. BJ's believes its efficient, low cost form of distribution gives it a significant competitive advantage over more traditional channels of wholesale and retail distribution.

Seasonality

    Sales and net income have typically been strongest in the Christmas holiday season and lowest in the first quarter of each fiscal year.

Employees

     As of January 31, 1998, BJ's had approximately 11,600 employees ("team members") of whom approximately 300 were considered part-time employees (persons who work less than 20 hours per week). Approximately 700 team members were employed in management and office support functions; the balance worked in the warehouse clubs and cross-docking facilities. None of the Company's team members is represented by unions. BJ's considers its relations with its team members to be excellent.

Item 2. Properties

    BJ's operated 84 warehouse locations as of January 31, 1998, of which 46 are leased under long-term leases and 28 are owned. BJ's owns the buildings at the remaining ten locations, which are subject to long-term ground leases. A listing of BJ's locations within each state is shown on page 2.

    The unexpired terms of BJ's leases range from approximately two to 43 years, and average approximately 15 years. BJ's has options to renew all but one of its leases for periods that range from approximately 5 to 50 years and average approximately 20 years. These leases require fixed monthly rental payments which are subject to various adjustments. Certain leases require payment of a percentage of the club's gross sales in excess of certain amounts. All leases require that BJ's pay all property taxes, insurance, utilities and other operating costs.

    BJ's home offices in Natick, Massachusetts, occupy 142,000 square feet under leases expiring January 31, 1999 with options to extend these leases through January 31, 2006. The Company also leases two cross-docking facilities, which occupy a total of 442,000 square feet under leases which expire in 2005 and 2010, with options to extend these leases through 2015 and 2025, respectively.

    See Note D of Notes to Consolidated Financial Statements included elsewhere in this report for additional information with respect to the Company's leases.

Item 3. Legal Proceedings

    BJ's is involved in various legal proceedings that are typical of a retail business. Although it is not possible to predict the outcome of these proceedings or any related claims against the Company, BJ's believes that such proceedings or claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 31, 1998.

Item 4A. Executive Officers of the Registrant

                                          Office and Employment
Name                  Age                 During Last Five Years
----                  ---                 ----------------------

Herbert J. Zarkin ..  59    Chairman of the Board of the Company since July
                            1997; President, Chief Executive Officer and
                            Director of Waban (1993-1997); Executive Vice
                            President of Waban (1989-1993); President of the
                            BJ's Division of Waban (the "BJ's Division")
                            (1990-1993)

John J. Nugent .....  51    President, Chief Executive Officer and Director of
                            the Company since July 1997; Executive Vice
                            President of Waban and President of the BJ's
                            Division (1993-1997); Senior Vice President of the
                            BJ's Division (1991-1993); Director of Sales
                            Operations of the BJ's Division (1989-1993)

Frank D. Forward ...  43    Executive Vice President and Chief Financial Officer
                            of the Company since July 1997; Executive Vice
                            President, Finance of the BJ's Division from
                            February 1997 to July 1997; Senior Vice President,
                            Finance of the BJ's Division (1994-1997); Vice
                            President, Finance of the BJ's Division (1991-1994)

Laura J. Sen .......  41    Executive Vice President, Merchandising of the
                            Company since July 1997; Executive Vice President,
                            Merchandising of the BJ's Division from February
                            1997 to July 1997; Senior Vice President, General
                            Merchandise of the BJ's Division (1993-1997); Vice
                            President, Logistics of the BJ's Division
                            (1991-1993)

Michael T. Wedge ...  44    Executive Vice President, Club Operations of the
                            Company since July 1997; Executive Vice President,
                            Sales Operations of the BJ's Division from February
                            1997 to July 1997; Senior Vice President, Sales
                            Operations of the BJ's Division (1993-1997); Vice
                            President, Sales Operations of the BJ's Division
                            (1991-1993)

Sarah M. Gallivan ..  55    Vice President and General Counsel of the Company
                            since July 1997; Vice President and General Counsel of Waban (1989-1997)

    All officers serve at the discretion of the Board of Directors and hold office until the next annual meeting of the Board of Directors and until their successors are elected and qualified.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

    The common stock of the Company began trading on July 29, 1997 and is listed on the New York Stock Exchange (symbol "BJ"). The quarterly high and low stock prices for the fiscal year ended January 31, 1998 were:

        Quarter                                           High        Low
        -------                                        ---------   ---------
        Third                                           31 9/16     26 5/16
        Fourth                                          32 5/16     26

    The approximate number of stockholders of record at March 31, 1998 was 3,330. The Company has not paid any cash dividends on its common stock. The Company currently intends to retain earnings to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. For restrictions on the payment of dividends, see Note C of Notes to the Consolidated Financial Statements included elsewhere in this report.

Item 6. Selected Financial Data

                                                                       Fiscal Year Ended
                                         -----------------------------------------------------------------------------
                                         Jan. 31, 1998   Jan. 25, 1997   Jan. 27, 1996   Jan. 28, 1995   Jan. 29, 1994
                                         -------------   -------------   -------------   -------------  --------------
                                         (53 Weeks)
                                                       (Dollars in Thousands except Per Share Data)
Income Statement Data:
Net sales ...........................      $3,159,786      $2,859,950      $2,470,307      $2,237,029      $1,957,441
Membership fees and other ...........          66,688          62,882          59,301          56,062          45,944
                                           ----------      ----------      ----------      ----------      ----------
Total revenues ......................       3,226,474       2,922,832       2,529,608       2,293,091       2,003,385
                                           ----------      ----------      ----------      ----------      ----------
Cost of sales, including buying
 and occupancy costs ................       2,872,303       2,605,602       2,263,532       2,054,167       1,807,586
Selling, general and
 administrative expenses ............         233,525         212,660         183,419         174,416         155,425
                                           ----------      ----------      ----------      ----------      ----------
Operating income ....................         120,646         104,570          82,657          64,508          40,374
Interest on debt and capital
 leases (net) .......................           8,733          16,838          14,757          13,665           7,807
                                           ----------      ----------      ----------      ----------      ----------
Income  before income taxes and
 cumulative effect of accounting
 principle changes ..................         111,913          87,732          67,900          50,843          32,567
Provision for income taxes ..........          43,646          34,108          26,350          19,941          12,351
                                           ----------      ----------      ----------      ----------      ----------
Income before cumulative effect
 of accounting principle changes ....          68,267          53,624          41,550          30,902          20,216
Cumulative effect of accounting
 principle changes ..................              --              --              --              --           2,107
                                           ----------      ----------      ----------      ----------      ----------
Net income ..........................      $   68,267      $   53,624      $   41,550      $   30,902      $   22,323
                                           ==========      ==========      ==========      ==========      ==========

Income per common share:
 Basic earnings per share:
  Income before cumulative effect
   of accounting principle changes ..      $     1.82      $     1.43      $     1.11      $     0.82      $     0.54
  Cumulative effect of accounting
   principle changes ................              --              --              --              --            0.06
                                           ----------      ----------      ----------      ----------      ----------
  Net income ........................      $     1.82      $     1.43      $     1.11      $     0.82      $     0.60
                                           ==========      ==========      ==========      ==========      ==========

Diluted earnings per share:
  Income before cumulative effect
   of accounting principle changes ..      $     1.81      $     1.43      $     1.11      $     0.82      $     0.54
  Cumulative effect of accounting
   principle changes ................              --              --              --              --            0.06
                                           ----------      ----------      ----------      ----------      ----------
  Net income ........................      $     1.81      $     1.43      $     1.11      $     0.82      $     0.60
                                           ==========      ==========      ==========      ==========      ==========

Balance Sheet Data:
Working capital .....................      $  124,957      $   62,942      $   77,207      $   58,252      $   71,248
Total assets ........................         811,636         737,211         676,675         563,931         506,034
Long-term debt and obligations
 under capital leases ...............          44,930           2,592           2,731           2,960           3,262
Loans and advances from Waban Inc. ..              --         148,081         181,730         142,512         152,427
Stockholders' equity ................         446,257         275,607         221,983         180,433         149,531

Clubs open at end of year ...........              84              81              71              62              52

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

    BJ's Wholesale Club, Inc., which previously had been a wholly owned subsidiary of Waban Inc., became a separate and independent public entity on July 28, 1997, when Waban distributed to its stockholders on a pro rata basis all of the Company's outstanding common stock (the "spin-off"). The financial statements of the Company include the financial statements of those subsidiaries of Waban which, prior to the spin-off, were part of Waban's BJ's Wholesale Club Division.

  Fiscal year references apply to BJ's Wholesale Club, Inc.'s fiscal year which ends on the last Saturday in January of the following calendar year. For example, the fiscal year ended January 31, 1998 is referred to as "1997".

Results of Operations

    The following table presents selected income statement data for the last three fiscal years:

                                                                      Fiscal Year Ended
                                              ----------------------------------------------------------------
                                              January 31, 1998         January 25, 1997       January 27, 1996
                                              ----------------         ----------------       ----------------
                                               (53 weeks)
                                                         % of                    % of                   % of
                                                $      Net Sales        $      Net Sales        $       Net Sales
                                             -------   ---------     --------  ---------     --------   ---------
                                                       (Dollars in Millions except Per Share Amounts)
Net sales ..............................    $3,159.8      100.0%     $2,859.9     100.0%     $2,470.3    100.0%
Membership fees and other ..............        66.7        2.1          62.9       2.2          59.3      2.4
                                            --------     ------      --------    ------      --------   ------
Total revenues .........................     3,226.5      102.1       2,922.8     102.2       2,529.6    102.4
                                            --------     ------      --------    ------      --------   ------
Cost of sales, including
  buying and occupancy costs ...........     2,872.3       90.9       2,605.6      91.1       2,263.5     91.6
Selling, general and
  administrative expenses ..............       233.6        7.4         212.6       7.4         183.4      7.4
                                            --------     ------      --------    ------      --------   ------
Operating income .......................       120.6        3.8         104.6       3.7          82.7      3.4
Interest on debt and capital
  leases (net) .........................         8.7         .2          16.9        .6          14.8       .6
                                            --------     ------      --------    ------      --------   ------
Income before income taxes .............       111.9        3.6          87.7       3.1          67.9      2.8
Provision for income taxes .............        43.6        1.4          34.1       1.2          26.3      1.1
                                            --------     ------      --------    ------      --------   ------
Net income .............................    $   68.3        2.2%     $   53.6       1.9%     $   41.6      1.7%
                                            ========     ======      ========    ======      ========   ======
Diluted net income per common
  share ................................    $   1.81                 $   1.43                $   1.11
                                            ========                 ========                ========
Number of clubs in operation at
  year end .............................          84                       81                      71

    Net sales increased by 10.5% from 1996 to 1997 (a 53-week fiscal year) and by 15.8% from 1995 to 1996. The increases in both years were due mainly to the opening of new stores. Comparable store net sales (on a same-week basis) increased by 3.1% from 1996 to 1997 and by 5.6% from 1995 to 1996.

    Total revenues included membership fees of $57.9 million in 1997, $54.3 million in 1996 and $51.3 million in 1995. Net sales and membership fees in the last three years have been positively impacted by successful trial membership promotional programs conducted by the Company.

    Cost of sales (including buying and occupancy costs) as a percentage of net sales was 90.9% in 1997, 91.1% in 1996 and 91.6% in 1995. The decreases in the cost of sales percentage resulted from the Company's ability to introduce higher margin products into the merchandise mix and to achieve economies of scale and other efficiencies in its distribution and inventory management operations.

    Selling, general and administrative expenses were 7.4% of net sales in each of 1997, 1996 and 1995. Credit expenses have risen in the last two years as the Company began accepting MasterCard in October 1995 and VISA in September 1997. The Company has been able to offset these increases by effectively controlling other operating expenses and leveraging certain fixed costs on increased sales resulting from both comparable store sales increases and a growing number of clubs. In comparing 1997 to 1996, the Company benefited from lower preopening expenses because it opened fewer new clubs in 1997, but incurred incremental general and administrative expenses as a result of operating as an independent publicly traded entity.

    The components of net interest expense in the last three fiscal years were as follows (dollars in millions):

                                                           Fiscal Year Ended
                                              -------------------------------------------
                                              Jan. 31, 1998  Jan. 25, 1997  Jan. 27, 1996
                                              -------------  -------------  -------------
   Interest expense on debt ..................     $ 8.9          $16.6          $14.6
   Interest income ...........................       (.5)           (.1)           (.1)
                                                   -----          -----          -----
   Interest on debt (net) ....................       8.4           16.5           14.5
   Interest on capital leases ................        .3             .3             .3
                                                   -----          -----          -----
   Interest on debt and capital leases (net) .     $ 8.7          $16.8          $14.8
                                                   =====          =====          =====

    Interest expense on debt was net of capitalized interest of $.4 million in 1997, $1.0 million in 1996 and $1.5 million in 1995. As described in more detail below, interest expense in 1997 was lower than in 1996 because of significantly lower borrowing levels and interest rates applied to those borrowings after the spin-off.

    The Company's income tax provision was 39.0% of pre-tax income in 1997, 38.9% in 1996 and 38.8% in 1995.

    Net income was $68.3 million, or $1.81 per share diluted, in 1997 versus $53.6 million, or $1.43 per share diluted, in 1996 and $41.6 million, or $1.11 per share diluted, in 1995.

    BJ's Wholesale Club, Inc. commenced operations as a separate entity immediately following its July 28, 1997 spin-off from Waban Inc. Therefore, reported financial results through the first half of 1997 reflect BJ's historical position as a division of Waban Inc. and, as such, may not be indicative of performance after the spin-off. As a separate, publicly owned company, BJ's is incurring SG&A costs expected to be approximately $.5 million per quarter in addition to the amounts shown in the historical financial statements for periods preceding the spin-off. However, interest on intercompany borrowings at an annual rate of 10% prior to the spin-off has been replaced by interest on bank borrowings at an assumed rate of approximately 6.5% per year, and the level of debt has been reduced substantially by the contribution to capital of $101.3 million of BJ's intercompany debt in connection with the spin-off. Restating historical results for these changes, and reflecting common stock equivalents expected to be included in earnings per share calculations after the spin-off, operating income, net income and diluted net income on an "analytical basis" for the last three years were as follows:

                                                  Fiscal Year Ended
                                    --------------------------------------------
                                    Jan. 31, 1998   Jan. 25, 1997   Jan. 27, 1996
                                    -------------   -------------   -------------
                                      $    % Incr.    $    % Incr.    $    % Incr.
                                    ----   ------   ----   ------   ----   ------
                                   (Dollars in Millions except Per Share Amounts)
   Operating income                $119.6   16.6%  $102.6   27.2%  $80.7    29.0%
   Net income                        70.6   20.5     58.6   27.1    46.1    29.9
   Diluted net income per share      1.86   20.8     1.54   27.3    1.21    30.1

    Waban's Board of Directors approved the termination of the Waban Inc. Retirement Plan effective July 26, 1997. However, in accordance with generally accepted accounting principles, the additional cost to terminate the Plan is not recognized until the Plan termination is settled. Accordingly, the Company expects to record a post-tax charge applicable to its Plan participants of approximately $1.0 million in the fiscal year ending January 30, 1999, when the Plan termination is settled.

    Effective February 1, 1998, the Company increased its membership fees for Inner Circle members from $30.00 to $35.00. Business membership fees were not changed. While the Company expects to benefit in 1998 from the fee increase, this benefit is expected to be largely offset by several factors. The Company is planning a significantly higher number of club openings in 1998, approximately twelve or thirteen versus four in 1997, which will result in increased preopening costs. Secondly, the Company expects that its credit expenses will continue to rise as a result of both the strong acceptance of the VISA card and increased costs associated with the BJ's co-branded MasterCard. Thirdly, the Company will not benefit from the impact of the 53-week fiscal year, as it did in 1997. Finally, the Company is planning a higher-than-usual level of marketing expenses to support its entry into the Cleveland market.

    The Company has worked for several years to prepare its financial, merchandising and other computer-based systems for the Year 2000. The Company estimates that its Year 2000 implementation effort was approximately 80% complete at the end of 1997 and will be substantially complete by the end of 1998 without any material adverse effect on its results of operations, financial position or cash flows. Additionally, the Company is working with key vendors and other third parties with whom it will be doing business to minimize the adverse impact that they could have on the Company if they fail to address the Year 2000 issue successfully.

Seasonality

    The Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have typically been strongest in the Christmas holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards

    Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was issued in June 1997. This statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements.

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also issued in June 1997. This statement requires that public business enterprises report certain information about operating segments and related disclosures about products and services, geographic areas and major customers.

    SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued in February 1998. This statement standardizes disclosure requirements for pension and other postretirement benefits, requires additional information on changes in benefit obligations and fair values of plan assets, and eliminates certain existing disclosure requirements.

    SFAS Nos. 130, 131 and 132 become effective in the Company's fiscal year ending January 30, 1999. The adoption of these statements is expected to have no impact on the Company's results of operations, financial position or cash flows and to produce no major changes in current disclosures.

    The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in March 1998. This statement provides guidance as to whether certain internal-use software costs should be capitalized as a long-lived asset or expensed when incurred. SOP 98-1 becomes effective in the Company's fiscal year ending January 29, 2000, but may be adopted earlier. The Company is in the process of evaluating the requirements of SOP 98-1, but does not expect that it will materially affect its results of operations, financial position or cash flows. The Company has not yet decided whether it will adopt this standard in 1998.

Liquidity and Capital Resources

    Net cash provided by net income plus depreciation was $105.7 million in 1997 versus $87.4 million in 1996. A total of $63.1 million was provided by operating activities in 1997 compared with $105.2 million in 1996. This decrease was attributable primarily to a lower accounts payable-to-inventory ratio at January 31, 1998, due in part to the effect of the 53rd week.

    Cash expended for property additions was $50.3 million in 1997 versus $71.7 million in 1996. The Company opened four new clubs in 1997 and two new clubs in February 1998. One club in the Hartford, Connecticut, market was closed in 1997. The Company opened ten new clubs in 1996.

    The Company's capital expenditures are expected to total approximately $110 million in 1998, based on opening a total of twelve to thirteen new clubs. The Company plans to enter the Cleveland, Ohio, market by opening approximately three new clubs in 1998. The timing of actual club openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

    Prior to the spin-off, the Company's operations and expansion were financed through loans advanced by Waban as needed. In July 1997, the Company entered into a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement, which was amended in December 1997, includes a $50 million sub-facility for letters of credit, of which $17 million was outstanding at January 31, 1998. The Company is required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.30%, (b) the agent bank's prime rate or (c) a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, and which prohibit the payment of cash dividends on the Company's common stock.

    The Company also maintains a separate line in the amount of $30 million for letters of credit, primarily to support the purchase of inventories, of which $5.4 million was outstanding at January 31, 1998, and an additional $20 million uncommitted credit line for short-term borrowings.

    Cash and cash equivalents totaled $12.7 million as of January 31, 1998. Borrowings as of January 31, 1998 consisted of $35 million under the Company's bank credit agreement and $7.5 million under its uncommitted credit line. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through January 30, 1999. However, the Company may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results

    This report contains a number of "forward-looking statements," including statements regarding expected expenses to be incurred by BJ's as a stand-alone entity, planned capital expenditures, planned store openings, charges expected to be incurred in connection with the termination of the Waban Inc. Retirement Plan and other information with respect to the Company's plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth below.

    BJ's warehouse clubs are located in the eastern United States, primarily in the Northeast. The Company's business has been adversely affected from time to time by economic downturns experienced in its markets, and future economic downturns in its markets could adversely affect the Company. In addition, the Company may be impacted by weather conditions prevailing in its markets and by state and local regulation in its markets.

    The Company competes with national, regional and local retailers and wholesalers, including national chains in the warehouse merchandising business, some of which have significantly greater financial and marketing resources than the Company, which could adversely affect the Company's business, operating results and financial condition.

    Although the BJ's business has a substantial operating history as a division of Waban, the Company has been a stand-alone entity only since its spin-off from Waban in July 1997. Any difficulties experienced by the Company in connection with its transition to being a stand-alone entity could adversely affect the Company's business, operating results and financial condition.

    In connection with the spin-off of Waban by The TJX Companies, Inc. ("TJX") in 1989, Waban and TJX entered into an agreement pursuant to which Waban agreed to indemnify TJX against any liabilities that TJX might incur with respect to 44 current HomeBase leases as to which TJX was either a lessee or guarantor. In connection with the spin-off of the Company from Waban in 1997, the Company agreed to indemnify TJX with respect to any liabilities TJX may incur with respect to HomeBase leases through January 31, 2003 and for 50% of such liabilities thereafter. Although HomeBase is primarily liable for these leases, there can be no assurance that HomeBase will be able to make all future payments under these leases. Pursuant to the Company's spin-off from Waban, BJ's may not renew any of its real estate leases (other than ground leases) for which HomeBase may be liable during any period in which BJ's does not meet certain minimal standards of creditworthiness.

    In connection with the spin-off in 1997, Waban received a letter ruling from the Internal Revenue Service to the effect that, for Federal income tax purposes, the distribution of the Company's stock to Waban's stockholders (the "Distribution") and related asset transfers would be tax-free to Waban's stockholders. Certain future events not within the control of the Company or HomeBase, including, for example, certain dispositions of the Company's common stock or HomeBase's common stock, could cause the Distribution not to qualify for tax-free treatment. If this occurred, the related tax liability would be payable by HomeBase, although the Company has agreed to indemnify HomeBase under certain circumstances for all or a portion of such tax liability.

    Other factors which could affect future operating results of the Company include, without limitation, the successful implementation of the Company's Year 2000 remediation plans and new club opening plans discussed above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    Not applicable.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page
                                                                            ----
Consolidated Statements of Income for the fiscal years ended
   January 31, 1998, January 25, 1997 and January 27, 1996                    16

Consolidated Balance Sheets as of January 31, 1998 and January 25, 1997       17

Consolidated Statements of Cash Flows for the fiscal years ended
   January 31, 1998, January 25, 1997 and January 27, 1996                    18

Consolidated Statements of Stockholders' Equity for the fiscal years ended
   January 31, 1998, January 25, 1997 and January 27, 1996                    19

Notes to Consolidated Financial Statements                                    20

Selected Quarterly Financial Data                                             31

Report of Independent Accountants                                             32

Report of Management                                                          33

                            BJ'S WHOLESALE CLUB, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                     Fiscal Year Ended
                                             -----------------------------------
                                             January 31, January 25, January 27,
                                                1998        1997        1996
                                              ----------  ----------  ----------
                                             (53 weeks)
                                                    (Dollars in Thousands
                                                   except Per Share Amounts)
Net sales ..................................  $3,159,786  $2,859,950  $2,470,307
Membership fees and other ..................      66,688      62,882      59,301
                                              ----------  ----------  ----------
Total revenues .............................   3,226,474   2,922,832   2,529,608
                                              ----------  ----------  ----------
Cost of sales, including buying and
  occupancy costs ..........................   2,872,303   2,605,602   2,263,532
Selling, general and administrative expenses     233,525     212,660     183,419
                                              ----------  ----------  ----------
Operating income ...........................     120,646     104,570      82,657
Interest on debt and capital leases (net) ..       8,733      16,838      14,757
                                              ----------  ----------  ----------
Income before income taxes .................     111,913      87,732      67,900
Provision for income taxes .................      43,646      34,108      26,350
                                              ----------  ----------  ----------
Net income .................................  $   68,267  $   53,624  $   41,550
                                              ==========  ==========  ==========
Net income per common share:
   Basic ...................................  $     1.82  $     1.43  $     1.11
                                              ==========  ==========  ==========
   Diluted .................................  $     1.81  $     1.43  $     1.11
                                              ==========  ==========  ==========
Number of common shares for earnings per
  share computations:
   Basic ...................................  37,481,173  37,484,937  37,484,937
   Diluted .................................  37,743,899  37,484,937  37,484,937

    The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  January 31,      January 25,
                                                                     1998             1997
                                                                   --------         --------
                                                                    (Dollars in Thousands)

ASSETS
Current assets:
   Cash and cash equivalents ...............................       $ 12,713         $     --
   Accounts receivable .....................................         38,322           34,006
   Merchandise inventories .................................        332,274          295,216
   Current deferred income taxes ...........................          6,826            6,549
   Prepaid expenses ........................................         14,050            6,091
                                                                   --------         --------
      Total current assets .................................        404,185          341,862
                                                                   --------         --------

Property at cost:
   Land and buildings ......................................        282,619          265,971
   Leasehold costs and improvements ........................         42,541           34,764
   Furniture, fixtures and equipment .......................        207,127          186,696
                                                                   --------         --------
                                                                    532,287          487,431
   Less accumulated depreciation and amortization ..........        140,216          106,821
                                                                   --------         --------
                                                                    392,071          380,610
                                                                   --------         --------
Property under capital leases ..............................          6,219            6,219
   Less accumulated amortization ...........................          1,784            1,618
                                                                   --------         --------
                                                                      4,435            4,601
                                                                   --------         --------
Other assets ...............................................         10,945           10,138
                                                                   --------         --------
     Total assets ..........................................       $811,636         $737,211
                                                                   ========         ========
LIABILITIES
Current liabilities:
   Accounts payable ........................................       $200,386         $200,024
   Accrued expenses and other current liabilities ..........         71,648           66,302
   Accrued federal and state income taxes ..................          7,009           12,431
   Obligations under capital leases due within one year ....            185              163
                                                                   --------         --------
      Total current liabilities ............................        279,228          278,920
                                                                   --------         --------

Long-term debt .............................................         42,500               --
Obligations under capital leases, less portion due
 within one year ...........................................          2,430            2,592
Other noncurrent liabilities ...............................         36,396           28,466
Deferred income taxes ......................................          4,825            3,545
Loans and advances from Waban Inc. .........................             --          148,081

STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 180,000,000 shares,
 issued  and outstanding 37,504,214 and 37,484,937 shares ..            375              375
Additional paid-in capital .................................        102,408               --
Retained earnings ..........................................        343,474          275,232
                                                                   --------         --------
      Total stockholders' equity ...........................        446,257          275,607
                                                                   --------         --------
      Total liabilities and stockholders' equity ...........       $811,636         $737,211
                                                                   ========         ========

    The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Fiscal Year Ended
                                                              ----------------------------------
                                                              January 31, January 25, January 27,
                                                                  1998        1997        1996
                                                               ---------   ---------   ---------
                                                               (53 Weeks)
                                                                     (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .................................................  $  68,267   $  53,624   $  41,550
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization of property ................     37,426      33,796      27,185
   Loss on property disposals ...............................        576         256         142
   Other noncash items (net) ................................        130          --          --
   Deferred income taxes ....................................      1,003       1,453      (1,040)
   Increase (decrease) in cash due to changes in:
     Accounts receivable ....................................     (4,316)     (3,064)     (7,740)
     Merchandise inventories ................................    (37,058)    (23,778)    (37,581)
     Prepaid expenses .......................................     (7,959)        641      (1,039)
     Other assets ...........................................       (835)     (1,431)       (700)
     Accounts payable .......................................        362      30,909      18,911
     Accrued expenses .......................................      2,996       7,995       9,014
     Accrued income taxes ...................................     (5,422)      2,329      (3,278)
     Other noncurrent liabilities ...........................      7,930       2,432       5,177
                                                               ---------   ---------   ---------
 Net cash provided by operating activities ..................     63,100     105,162      50,601
                                                               ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions .........................................    (50,291)    (71,722)    (90,212)
 Property disposals .........................................      3,343         440          98
                                                               ---------   ---------   ---------
 Net cash used in investing activities ......................    (46,948)    (71,282)    (90,114)
                                                               ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of capital lease obligations .....................       (140)       (231)       (304)
 Borrowings of long-term debt ...............................     42,500          --          --
 Cash dividends paid on preferred stock of subsidiary .......        (25)         --          --
 Proceeds from sale and issuance of common stock ............        983          --          --
 Increase (decrease) in loans and advances from Waban Inc. ..    (46,757)    (33,649)     39,218
                                                               ---------   ---------   ---------
 Net cash provided by (used in) financing activities ........     (3,439)    (33,880)     38,914
                                                               ---------   ---------   ---------
   Net increase (decrease) in cash and cash equivalents .....     12,713          --        (599)
   Cash and cash equivalents at beginning of year ...........         --          --         599
                                                               ---------   ---------   ---------
   Cash and cash equivalents at end of year .................  $  12,713   $      --   $      --
                                                               =========   =========   =========
Supplemental cash flow information:
 Interest paid ..............................................  $   9,127   $  16,889   $  14,811
 Income taxes paid ..........................................     48,065      30,325      30,668
Noncash financing and investing activities:
 Contribution to capital by Waban Inc. ......................    101,324          --          --

    The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             (Dollars in Thousands except Per Share Amounts)
                                           ---------------------------------------------------
                                              Common       Additional                Total
                                               Stock        Paid-in     Retained  Stockholders'
                                           Par Value $.01   Capital     Earnings     Equity
                                           --------------  ----------  ---------  -------------
Balance, January 28, 1995 ................    $     375    $      --   $ 180,058   $ 180,433
  Net income .............................           --           --      41,550      41,550
                                              ---------    ---------   ---------   ---------

Balance, January 27, 1996 ................          375           --     221,608     221,983
  Net income .............................           --           --      53,624      53,624
                                              ---------    ---------   ---------   ---------

Balance, January 25, 1997 ................          375           --     275,232     275,607
  Net income .............................           --           --      68,267      68,267
  Sale and issuance of common stock ......           --        1,084          --       1,084
  Cash dividends on preferred stock
    of subsidiary ........................           --           --         (25)        (25)
  Contribution to capital by Waban Inc. ..           --      101,324          --     101,324
                                              ---------    ---------   ---------   ---------
Balance,  January 31, 1998 ...............    $     375    $ 102,408   $ 343,474   $ 446,257
                                              =========    =========   =========   =========

    The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Accounting Policies

Basis of Presentation

    The consolidated financial statements of BJ's Wholesale Club, Inc. (the "Company") include the financial statements of all of the Company's subsidiaries, all of whose common stock is wholly owned by the Company.

Fiscal Year

    The Company's fiscal year ends on the last Saturday in January. The fiscal year ended January 31, 1998 included 53 weeks. The fiscal years ended January 25, 1997 and January 27, 1996 each included 52 weeks.

Cash Equivalents and Marketable Securities

    The Company considers highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents. Investments with maturities exceeding three months are classified as marketable securities.

Merchandise Inventories

    Inventories are stated at the lower of cost, determined under the average cost method, or market. The Company recognizes the write-down of slow-moving or obsolete inventory in cost of sales when such write-downs are probable and estimable.

Property and Equipment

    Property is depreciated by use of the straight-line method for financial reporting purposes. Buildings are depreciated over 33 1/3 years. Leasehold costs and improvements are amortized over the lease term or their estimated useful life, whichever is shorter. Furniture, fixtures and equipment are depreciated over three to ten years.

Membership Fees

    In accordance with industry practice, membership fees are included in revenue when received, but not before a warehouse club opens.

Preopening Costs

    Preopening costs consist of direct incremental costs of opening a facility and are charged to operations within the fiscal year that a new warehouse club opens.

Interest on Debt and Capital Leases

    Interest on debt and capital leases in the Statements of Income is presented net of interest income of $463,000 in 1997, $51,000 in 1996 and $54,000 in 1995.

Capitalized Interest

    The Company capitalizes interest related to the development of owned facilities. Interest in the amount of $430,000, $966,000 and $1,547,000 was capitalized in 1997, 1996 and 1995, respectively.

Stock-Based Compensation

    The Company applies the accounting provisions prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation.

                            BJ'S WHOLESALE CLUB, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Disclosures about Fair Value of Financial Instruments

    The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments. Because of the short contractual maturities of the Company's bank debt, its carrying amount also approximates fair value (See Note C of Notes to the Consolidated Financial Statements).

Estimates Included in Financial Statements

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Other

    Certain amounts in prior years' financial statements have been reclassified for comparative purposes.

A.  Spin-off of the Company from Waban Inc.

    The Company, which previously had been a wholly owned subsidiary of Waban Inc. ("Waban"), became a separate and independent public entity on July 28, 1997, when Waban distributed to its stockholders on a pro rata basis all of the Company's outstanding common stock (the "spin-off"). The financial statements of the Company include the financial statements of those subsidiaries of Waban which, prior to the spin-off, operated Waban's BJ's Wholesale Club Division.

    As of July 26, 1997, Waban transferred all of the assets and liabilities of its BJ's Wholesale Club Division to the Company and contributed all of the Company's intercompany debt of $101.3 million to the Company's equity in connection with the spin-off.

    Pursuant to the spin-off, the Company adopted its own employee benefit plans providing substantially the same benefits as Waban's plans at the date of the spin-off. Assets and liabilities applicable to the Company's employees were transferred by Waban to the Company's plans after the spin-off.

    The Company adopted its own stock incentive plans effective with the spin-off. Awards granted to the Company's employees under these plans included stock options to purchase shares of the Company's common stock and restricted stock awards in replacement of Waban options and awards outstanding at the spin-off date.

    Also pursuant to the spin-off, the Company and Waban entered into a Tax Sharing Agreement to provide for the payment of taxes and the entitlement of tax refunds for periods prior to the spin-off date. Each party has agreed to indemnify the other in specified circumstances if certain events occurring after July 28, 1997 cause the spin-off or certain related transactions to become taxable.

B.  Related Party Transactions

    Prior to the spin-off, Waban loaned funds to the Company as needed. The intercompany balance was considered to be long-term debt. Waban charged interest to the Company at an annual rate of 10% based on the Company's average monthly intercompany balance (net of cash). The Company's intercompany interest expense was $7,642,000 in 1997 (all of which was incurred in the first half of the fiscal year), $17,557,000 in 1996 and $16,032,000 in 1995.

                            BJ'S WHOLESALE CLUB, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    Selling, general and administrative expenses included certain allocations of overhead incurred by Waban that supported the Company's business prior to the spin-off. These expenses totalled $2,246,000 in 1997 (all of which was incurred in the first half of the fiscal year), $3,891,000 in 1996 and $3,587,000 in 1995 and were generally allocated based on specific identification and management's estimates of the time devoted to supporting the Company.

    Under Waban's cash management system, checks issued by its divisions but not yet presented to banks resulted in overdraft balances in certain periods. The Company had an overdraft balance of $2.3 million as of January 25, 1997, which was included in accrued expenses and other current liabilities on the balance sheet.

    Since the spin-off, the Company has provided certain services to Waban (now known as HomeBase, Inc. ("HomeBase") ) at rates negotiated in accordance with a Services Agreement entered into between the Company and HomeBase. The amounts received by the Company for these services were not material.

C.  Debt

    In July 1997, the Company entered into a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement, which was amended in December 1997, includes a $50 million sub-facility for letters of credit, of which $17 million was outstanding at January 31, 1998. The Company is required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at the Company's option either at
(a) the Eurodollar rate plus a margin which is currently 0.30%, (b) the agent bank's prime rate or (c) a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, and which prohibit the payment of cash dividends to the Company's common stockholders.

    The Company also maintains a separate line in the amount of $30 million for letters of credit, primarily to support the purchase of inventories, of which $5.4 million was outstanding at January 31, 1998, and an additional $20 million uncommitted credit line for short-term borrowings.

    The Company's long-term debt as of January 31, 1998 consisted of $35 million under its bank credit agreement and $7.5 million under its uncommitted credit line. The weighted-average interest rate on the borrowings was 5.92%. These borrowings are classified as long-term debt pursuant to the Company's intention and ability to refinance these obligations on a long-term basis under its bank credit agreement.

D.  Commitments and Contingencies

    The Company is obligated under long-term leases for the rental of real estate and fixtures and equipment, some of which are classified as capital leases pursuant to SFAS No. 13. In addition, the Company is generally required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rent based on a percentage of sales or increases in the Consumer Price Index. The real estate leases range up to 45 years and have varying renewal options. The fixture and equipment leases range up to 5 years.

                            BJ'S WHOLESALE CLUB, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


      Future minimum lease payments as of January 31, 1998 were:

                                                            Capital Operating
   Fiscal Years Ending January                              Leases   Leases
   ---------------------------                              ------   ------
                                                             (In Thousands)
   1999 .................................................  $  426  $ 46,972
   2000 .................................................     427    51,199
   2001 .................................................     427    51,013
   2002 .................................................     427    49,497
   2003 .................................................     449    47,153
   Later years ..........................................   1,938   532,340
                                                           ------  --------
   Total minimum lease payments .........................   4,094  $778,174
                                                                   ========

   Less amount representing interest ....................   1,479
                                                           ------
   Present value of net minimum capital lease payments ..  $2,615
                                                           ======

    Rental expense under operating leases (including contingent rentals which were not material) amounted to $43,558,000, $40,185,000 and $37,561,000 in 1997,
1996 and 1995, respectively.

    The Company is involved in various legal proceedings that are typical of a retail business. Although it is not possible to predict the outcome of these proceedings or any related claims against the Company, the Company believes that such proceedings or claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

    In connection with the spin-off of Waban by The TJX Companies, Inc. ("TJX") in 1989, Waban and TJX entered into an agreement pursuant to which Waban agreed to indemnify TJX against any liabilities that TJX might incur with respect to 44 current HomeBase leases as to which TJX was either a lessee or guarantor. In settlement of legal proceedings filed by TJX in 1997, the Company agreed that it will indemnify TJX with respect to any liabilities that TJX may incur with respect to HomeBase leases through January 31, 2003 and thereafter it will indemnify TJX for 50% of such liabilities. The Company believes that since HomeBase is primarily liable for these leases, the Company's contingent liability under this agreement will not have a material effect on the Company's financial condition.

E.  Capital Stock, Stock Options and Stock Purchase Plans

    The historical capitalization of the Company has been retroactively restated to reflect the issuance of 37,484,937 shares of common stock, the number of shares of the Company's common stock distributed to Waban stockholders on July 28, 1997. In addition, the Company has authorized 20,000,000 shares of preferred stock, $.01 par value, of which no shares have been issued.

    In connection with the spin-off, and pursuant to the BJ's Wholesale Club, Inc. 1997 Replacement Stock Incentive Plan (the "Replacement Plan"), BJ's employees who held Waban stock options and restricted stock were granted replacement BJ's options and restricted stock. These replacement awards preserved the same inherent value, vesting terms and expiration dates as the Waban awards they replaced as of the spin-off date. The maximum number of shares issuable under the Replacement Plan was 2,500,000. A total of 1,871,354 options and 3,945 restricted shares were issued under the plan, which expired on January 28, 1998.

    At January 31, 1998, the Company had two remaining stock-based compensation plans. Under its 1997 Stock Incentive Plan, the Company has granted certain key employees options, which expire ten years from the grant date, to purchase common stock at prices equal to 100% of market price on

                            BJ'S WHOLESALE CLUB, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


the grant date. Options outstanding are exercisable 25% per year starting one year after the grant date. The maximum number of shares of common stock issuable under the 1997 Stock Incentive Plan is 1,000,000, plus 624,701 shares which had not been issued under the Replacement Plan when it expired, plus shares subject to awards granted under the Replacement Plan which are not actually issued because such awards expire or are cancelled.

    Under its 1997 Director Stock Option Plan, BJ's external directors who held Waban stock options as of the spin-off date were granted 35,060 replacement BJ's options which preserved the same inherent value, vesting terms and expiration dates as the Waban options they replaced. A maximum of 150,000 shares may be issued under the 1997 Director Stock Incentive Plan, which provides for annual awards to directors.

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock-based compensation. Total pre-tax compensation cost recognized in income for stock-based employee compensation awards to the Company's employees was $171,000 in 1997 and $200,000 in 1996, and consisted entirely of restricted stock expense, which is charged to income ratably over the periods during which the restrictions lapse. During 1996, 1,000 shares of restricted Waban stock were issued to the Company's employees at a weighted-average grant-date fair value of $24.75. No restricted stock (other than the replacement shares noted above) was issued in 1997. No compensation cost was recognized for the Company's stock options under APB 25 because the exercise price equaled the market price of the underlying stock on the date of the grant.

    Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions : risk-free interest rates of 6.01%, 6.47% and 5.80% in 1997,1996 and 1995, respectively; volatility factor of the expected market price of the Company's common stock of .35 in 1997 and .37 in 1996 and 1995, and expected life of the options of 5 years in 1997 and 4.5 years in 1996 and 1995. No dividends were expected.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

    For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information for each of the last three fiscal years follows (in thousands except for earnings per share information):

                                               1997      1996     1995
                                             -------   -------  -------
   Pro forma net income..................... $65,951   $52,837  $41,099
   Pro forma earnings per share:
     Basic..................................  $1.76     $1.41    $1.10
     Diluted................................  $1.75     $1.41    $1.10

                            BJ'S WHOLESALE CLUB, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    The effects of applying the provisions of FASB Statement No. 123 for pro forma disclosure are not necessarily representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year. In accordance with the transition requirements of FASB Statement No. 123, the pro forma disclosures above include stock options awarded only after January 28, 1995.

    Presented below is a summary of the status of BJ's Wholesale Club, Inc. stock option activity from the date of the spin-off to January 31, 1998. Also shown is a summary of activity related to Waban stock options held by Company employees for the fiscal years ended January 27, 1996 and January 25, 1997 and the six-month period ended July 28, 1997:

                                                                            Weighted-
                                                              Number of      Average
                                                               Options    Exercise Price
                                                             -----------  --------------
   Fiscal year ended January 27, 1996:
   Waban options outstanding at beginning of year .........   1,521,300      $16.19
   Granted ................................................     206,000       15.63
   Exercised ..............................................    (107,530)       9.97
   Forfeited ..............................................     (25,585)      16.19
                                                              ---------
   Outstanding at January 27, 1996 ........................   1,594,185       16.53
   Fiscal year ended January 25, 1997:
   Granted ................................................     558,050       23.85
   Exercised ..............................................    (218,949)      15.74
   Forfeited ..............................................     (36,390)      18.49
                                                              ---------
   Outstanding at January 25, 1997 ........................   1,896,896       18.74
   For the period ended July 26, 1997:
   Granted ................................................      47,500       27.55
   Exercised ..............................................    (202,344)      17.81
   Forfeited ..............................................     (25,835)      19.04
                                                              ---------
   Outstanding at July 26, 1997 ...........................   1,716,217       19.09
                                                              =========
   BJ's options substituted for Waban options, and
    outstanding at July 28, 1997 ..........................   1,906,414       15.72
   Granted ................................................     532,500       30.13
   Exercised ..............................................     (45,416)      14.55
   Forfeited ..............................................     (15,317)      18.30
                                                              ---------
   BJ's options outstanding at January 31, 1998 ...........   2,378,181       18.95
                                                              =========
   Exercisable at :
   January 27, 1996 (Waban options) .......................     594,156       16.60
   January 25, 1997 (Waban options) .......................     857,680       16.62
   January 31, 1998 (BJ's options) ........................   1,137,718       14.34

   Weighted-average fair value of
    options granted during the year:
   Fiscal Year Ended January 1996 (Waban options) .........      $ 6.21
   Fiscal Year Ended January 1997 (Waban options) .........        9.74
   Fiscal Year Ended January  1998 (BJ's options) .........       12.33

                            BJ'S WHOLESALE CLUB, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Additional information related to stock options outstanding at January 31, 1998 is presented below:

                                               Options Outstanding           Options Exercisable
                                     -------------------------------------  ---------------------
                                                                Weighted-
                                                    Weighted-    Average                Weighted-
                                                     Average    Remaining                Average
                                       Number       Exercise   Contractual    Number    Exercise
    Range of Exercise Prices         Outstanding      Price    Life(yrs.)   Exercisable   Price
    ------------------------         -----------      -----    ----------   -----------   -----

    $10.43-$15.28                      1,173,118     $13.27        6.0         912,425    $12.92
    $18.89-$21.99                        665,999      19.96        8.1         225,293     20.09
    $26.84-$30.125                       539,064      30.07        9.7              --        --
                                       ---------                             ---------
    $10.43-$30.125                     2,378,181      18.95        7.4       1,137,718     14.34
                                       =========                             =========

   As of January 31, 1998, 1,222,458 shares were reserved for future stock awards under the Company's 1997 Stock Incentive Plan and 1997 Director Stock Option Plan.

    In 1997, the Company adopted a shareholder rights plan, pursuant to which shareholders are issued one Right for each share of common stock. Each Right entitles the holder to purchase from the Company 1/1000 share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at a price of $120. The Company has designated 100,000 shares of Series A Preferred Stock for issuance under the shareholder rights plan; none has been issued. Generally, the terms of the Series A Preferred Stock are designed so that 1/1000 share of Series A Preferred Stock is the economic equivalent of one share of the Company's common stock. The Rights are exercisable only if a person acquires 20% or more of the Company's common stock or commences a tender offer that would result in such person owning 30% or more of the Company's common stock. In general, if any person becomes a 20% owner, each Right not owned by such person will enable its holder to purchase that number of shares of the Company's common stock equal to $120 divided by one-half of the then current market price of the Company's common stock. In addition, in general, if after a person has become a 20% owner, the Company is involved in a business combination transaction in which it is not the surviving corporation or in connection with which the Company's common stock is changed, or the Company disposes of 50% or more of its assets or earning power, each Right that has not previously been exercised or voided will entitle its holder to purchase that number of shares of common stock of such other person which equals $120 divided by one-half of the then current market price of such common stock. The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth business day following public announcement that a person has become a 20% owner. The Rights expire on July 10, 2007, unless earlier redeemed or exchanged.

    In December 1997, one of the Company's subsidiaries issued 126 shares of non-voting preferred stock to individual stockholders at $2,200 per share. These shares are entitled to receive annual dividends of $200 per share beginning with the calendar year ended December 31, 1997. The minority interest in this subsidiary is equal to the preferred shares' liquidation value of $277,200 and is included in other noncurrent liabilities in the Company's consolidated balance sheet at January 31, 1998.

                            BJ'S WHOLESALE CLUB, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


F.  Earnings Per Share

    The following details the calculation of earnings per share for the last three fiscal years:

                                                               Fiscal Year Ended
                                                   ---------------------------------------
                                                   January 31,   January 25,   January 27,
                                                       1998          1997          1996
                                                   -----------   -----------   -----------
                                               (Dollars in Thousands except Per Share Amounts)

Net income .....................................   $    68,267   $    53,624   $    41,550
Less: Preferred stock dividends ................            25            --            --
                                                   -----------   -----------   -----------
Income available to common stockholders ........   $    68,242   $    53,624   $    41,550
                                                   ===========   ===========   ===========
Weighted-average number of common shares
   outstanding, used for basic computation .....    37,481,173    37,484,937    37,484,937
Plus: Incremental shares from assumed conversion
   of stock options ............................       262,726            --            --
                                                   -----------   -----------   -----------
Weighted-average number of common and dilutive
   potential common shares outstanding .........    37,743,899    37,484,937    37,484,937
                                                   ===========   ===========   ===========
Basic earnings per share .......................   $      1.82   $      1.43   $      1.11
                                                   ===========   ===========   ===========
Diluted earnings per share .....................   $      1.81   $      1.43   $      1.11
                                                   ===========   ===========   ===========

G.  Income Taxes

    Until July 26, 1997, the Company was included in the consolidated federal income tax returns of Waban and was charged or credited with its proportionate share of the consolidated income tax provision. The Company is filing its own tax returns as a separate company for periods subsequent to the spin-off.

    The provision for income taxes includes the following:

                                                    Fiscal Year Ended
                                           -------------------------------------
                                           January 31,  January 25,  January 27,
                                              1998          1997        1996
                                           -----------  -----------  -----------
                                                  (Dollars in Thousands)
    Federal
         Current ........................   $ 35,229    $ 27,208   $ 22,710
         Deferred .......................      1,722       1,153       (814)
    State
         Current ........................      7,414       5,447      4,680
         Deferred .......................       (719)        300       (226)
                                            --------    --------   --------
             Total income tax provision .   $ 43,646    $ 34,108   $ 26,350
                                            ========    ========   ========

                            BJ'S WHOLESALE CLUB, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    The following is a reconciliation of the statutory federal income tax rates and the effective income tax rates:

                                                 Fiscal Year Ended
                                          -------------------------------------
                                          January 31,  January 25,  January 27,
                                             1998         1997         1996
                                          -----------  -----------  ------------
Statutory federal income tax rate ......      35%          35%          35%
State income taxes, net of
  federal tax benefit ..................       4            4            4
                                              --           --           --
Effective income tax rates .............      39%          39%          39%
                                              ==           ==           ==

    Significant components of the Company's deferred tax assets and liabilities as of January 31, 1998 and January 25, 1997 were as follows:

                                                      January 31,  January 25,
                                                          1998        1997
                                                      -----------  -----------
                                                       (Dollars in Thousands)
    Deferred tax assets:
       Self-insurance reserves .....................     $13,326     $11,516
       Rental step liabilities .....................       4,317       3,951
       Compensation and benefits ...................       3,742       3,392
       Other .......................................       2,714       2,071
                                                         -------     -------
          Total deferred tax assets ................      24,099      20,930
                                                         -------     -------
    Deferred tax liabilities:
       Accelerated depreciation-property ...........      19,480      15,375
       Real estate taxes ...........................       1,850       2,390
       Other .......................................         768         161
                                                         -------     -------
          Total deferred tax liabilities ...........      22,098      17,926
                                                         -------     -------
    Net deferred tax assets ........................     $ 2,001     $ 3,004
                                                         =======     =======

    The Company has not established a valuation allowance because its deferred tax assets can be realized by offsetting deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on the Company's historical earnings record.

H.  Pensions

    The Company participates in the Waban Inc. Retirement Plan, a non-contributory defined benefit retirement plan covering full-time employees who have attained twenty-one years of age and have completed one year of service. No benefits have accrued under this plan since July 4, 1992, when it was frozen. The Company's expense under this plan amounted to $34,000, $129,000 and $124,000 in 1997, 1996 and 1995, respectively.

    Waban's Board of Directors approved the termination of the Waban Inc. Retirement Plan effective July 26, 1997. However, in accordance with generally accepted accounting principles, the cost to terminate the Plan will not be recognized until the Plan termination is settled. Accordingly, the Company expects to record a post-tax charge applicable to its Plan participants of approximately $1.0 million in the fiscal year ending January 30, 1999.

                            BJ'S WHOLESALE CLUB, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    Waban does not segregate plan assets or liabilities by each participating subsidiary company and, as a result, the following tables present the periodic pension cost and funded status of the Waban plan in accordance with SFAS No. 87:

                                                    Fiscal Year Ended
                                                 ----------------------
                                           January 31,  January 25,  January 27,
                                              1998         1997         1996
                                            ------------------------------------
                                                 (Dollars in Thousands)

    Service cost ........................    $ 149       $ 180        $  182
    Interest cost on projected
       benefit obligation ...............      463         455           429
    Actual return on assets .............     (593)       (940)       (1,245)
    Net amortization and deferrals ......       41         561           892
                                             -----       -----        ------
    Net pension cost ....................    $  60       $ 256        $  258
                                             =====       =====        ======

                                                        January 31,  January 25,
                                                           1998         1997
                                                        -----------  -----------
                                                       (Dollars in Thousands)
    Actuarial present value of accumulated
       benefit obligation:
      Vested benefits ................................  $ 7,597       $6,451
                                                        =======       ======
    Projected benefit obligation .....................  $ 7,597       $6,451
    Plan assets at fair market value .................    7,869        6,455
                                                        -------       ------
    Projected benefit obligation less than
       plan assets ...................................     (272)          (4)
    Unrecognized net loss from past experience
       different from that assumed and effects
       of changes in assumptions .....................   (1,400)        (878)
                                                        -------       ------
    Prepaid pension cost included in balance sheets ..  $(1,672)      $ (882)
                                                        =======       ======

    The weighted-average discount rates used in determining the actuarial present value of the projected benefit obligation were 6.75% in 1997 and 7.25% in 1996. The expected long-term rate of return on assets used was 9.0% in 1997 and 1996. Waban's funding policy is to contribute annually an amount allowable for federal income tax purposes. In anticipation of the pending termination of the plan, pension plan assets consisted primarily of short-term fixed income securities at the end of 1997. BJ's Wholesale Club, Inc. has recorded $877 thousand of prepaid pension cost on its balance sheet at January 31, 1998 as its share of the Waban plan's prepaid pension cost.

    Effective October 1, 1997, assets and liabilities applicable to the Company's employees in Waban's 401(k) Savings Plans were transferred to BJ's own 401(k) Savings Plans. Under these plans, participating employees may make pre-tax contributions up to 15% of covered compensation. The Company matches employee contributions at 100% of the first one percent of covered compensation and 50% of the next four percent. The Company's expense under these plans was $2,382,000, $2,259,000 and $1,867,000 in 1997, 1996 and 1995, respectively.

                            BJ'S WHOLESALE CLUB, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    As of the spin-off, assets and liabilities related to the Company's employees in Waban's non-contributory defined contribution retirement plan for certain key employees were transferred to the Company, which established its own similar plan. Under this plan, the Company funds annual retirement contributions for the designated participants, on an after-tax basis. For the last three years, the Company's contributions equaled 5% of the participants' base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four years of service. The Company's expense under this plan was $650,000, $522,000 and $485,000 in 1997, 1996 and
1995, respectively.

I.  Postretirement Medical Benefits

    As of the spin-off, liabilities related to the Company's employees in Waban's defined benefit postretirement medical plan were transferred to the Company, which established its own similar plan. This plan covers employees and their spouses who retire after age 55 with at least 10 years of service, who are not eligible for Medicare, and who participated in a Company-sponsored medical plan. Amounts contributed by retired employees under this plan are based on years of service prior to retirement. The plan is not funded.

    Net periodic postretirement medical benefit cost, presented in accordance with SFAS No. 106, includes the following components:

                                                     Fiscal Year Ended
                                           -------------------------------------
                                           January 31,  January 25,  January 27,
                                              1998         1997         1996
                                           -----------  -----------  -----------
                                                 (Dollars in Thousands)
   Service cost.........................      $108         $62          $57
   Interest cost........................        36          27           21
   Net amortization and deferrals.......        --          (2)          (5)
                                              ----         ---          ---
   Net periodic postretirement
      benefit cost .....................      $144         $87          $73
                                              ====         ===          ===

    The following table sets forth the status of the Company's postretirement medical plan and the amount recognized in the Company's balance sheets at January 31, 1998 and January 25, 1997 in accordance with SFAS No. 106:

                                                        January 31,  January 25,
                                                           1998         1997
                                                        -----------  -----------
                                                         (Dollars in Thousands)
   Accumulated postretirement benefit obligation:
     Retired participants ............................     $ --         $ --
     Fully eligible active participants ..............        9           32
     Other active participants .......................      661          368
                                                           ----         ----
   Unfunded accumulated postretirement benefit
     obligation ......................................      670          400
   Unrecognized net gain (loss) ......................      (58)          68
                                                           ----         ----
   Accrued postretirement benefit cost
     included in balance sheets ......................     $612         $468
                                                           ====         ====

                            BJ'S WHOLESALE CLUB, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


    For measurement purposes, an annual rate of increase in the per capita cost of medical coverage of 7.5% in 1997 grading down to 4.5% after 7 years was assumed as of January 25, 1997. Increasing the assumed health care cost trend rate one percentage point would increase the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1997 by $19,000 and would increase the accumulated postretirement benefit obligation as of January 31, 1998 by $81,000.

    The weighted-average discount rates used in determining the accumulated postretirement benefit obligation as of January 31, 1998 and January 25, 1997 were 6.75% and 7.25%, respectively.

J.  Accrued Expenses and Other Current Liabilities

    The major components of accrued expenses and other current liabilities are as follows:

                                                        January 31,  January 25,
                                                           1998         1997
                                                        -----------  -----------
                                                         (Dollars in Thousands)
   Employee compensation.............................     $17,466     $14,998
   Self-insurance reserves...........................      11,777      13,134
   Sales and use taxes, rent, utilities,
     advertising and other...........................      42,405      38,170
                                                          -------     -------
                                                          $71,648     $66,302
                                                          =======     =======

    The Company's reported expense and reserves for insurance are derived from estimated ultimate cost based upon individual claim file reserves. The Company maintains insurance coverage for individual occurrences above $250,000 for worker's compensation and general liability, and individual occurrences above $200,000 per year for group medical claims. In addition to the amounts shown above in current liabilities, noncurrent self-insurance reserves of $20.8 million and $15.3 million as of January 31, 1998 and January 25, 1997, respectively, were included in other noncurrent liabilities.

K.  Selected Quarterly Financial Data (Unaudited)

                                        First    Second     Third    Fourth
                                       Quarter   Quarter   Quarter   Quarter
                                       -------   -------   -------   -------
                                (Dollars in Thousands except Per Share Amounts)
    Fiscal year ended January 31, 1998
       Net sales ...................   $664,258  $773,682  $744,023  $977,823
       Total revenues ..............    678,947   785,455   762,438   999,634
       Gross earnings (a) ..........     66,748    82,180    83,093   122,150
       Net income ..................      7,057    14,955    13,818    32,437
       Net income per common share:
          Basic ....................       0.19      0.40      0.37      0.86
          Diluted ..................       0.19      0.40      0.36      0.85
    Fiscal year ended January 25, 1997
       Net sales ...................   $608,626  $720,022  $681,847  $849,455
       Total revenues ..............    622,388   733,688   697,818   868,938
       Gross earnings (a) ..........     60,079    76,453    73,906   106,792
       Net income ..................      5,383    12,686     9,675    25,880
       Net income per common share:
          Basic and diluted ........       0.14      0.34      0.26      0.69

---------
(a) Gross earnings equals total revenues less cost of sales, including buying and occupancy costs.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of BJ's Wholesale Club, Inc.:

We have audited the accompanying consolidated balance sheets of BJ's Wholesale Club, Inc. and subsidiaries as of January 31, 1998 and January 25, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BJ's Wholesale Club, Inc. and subsidiaries as of January 31, 1998 and January 25, 1997 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.


                                                   /s/ COOPERS & LYBRAND L.L.P.
Boston, Massachusetts
March 2, 1998

                                REPORT OF MANAGEMENT

The financial statements and related financial information in this annual report have been prepared by and are the responsibility of management. The financial statements were prepared in accordance with generally accepted accounting principles and necessarily include amounts which are based upon judgments and estimates made by management.

The Company maintains a system of internal controls designed to provide, at appropriate cost, reasonable assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and the accounting records may be relied upon for the preparation of financial statements. The accounting and control systems are continually reviewed by management and modified as necessary in response to changing business conditions and the recommendations of the Company's internal auditors and independent public accountants.

The Audit Committee, which is comprised of members of the Board of Directors who are neither officers nor employees, meets periodically with management, the internal auditors and the independent public accountants to review matters relating to the Company's financial reporting, the adequacy of internal accounting control and the scope and results of audit work. The internal auditors and the independent public accountants have free access to the Committee.

The financial statements have been audited by Coopers & Lybrand L.L.P., whose opinion as to their fair presentation in accordance with generally accepted accounting principles appears above.


/s/ JOHN J. NUGENT                           /s/ FRANK D. FORWARD

John J. Nugent                               Frank D. Forward
President and                                Executive Vice President and
Chief Executive Officer                      Chief Financial Officer

March 2, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                      PART III

Item 10. Directors and Executive Officers of the Registrant

    The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 31, 1998 (the "Proxy Statement"). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference from the Proxy Statement.

Item 11. Executive Compensation

    The information required by this Item is incorporated by reference from the Proxy Statement. However, information under "Executive Compensation Committee Report" and "Performance Graph" in the Proxy Statement is not so incorporated.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item is incorporated by reference from the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

    The information required by this Item is incorporated by reference from the Proxy Statement.


                                       PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A. The Financial Statements filed as part of this report are listed and indexed on page 15. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

B. Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference to documents previously filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit No. Exhibit

    3.1     Amended and Restated Certificate of Incorporation (1)
    3.2     Amended and Restated By-Laws (1)
    4.1 Rights Agreement, dated as of July 10, 1997, between the Company and First Chicago Trust Company of New York (2)
    4.2     Specimen Certificate of Common Stock, $.01 par value per share (5)
   10.1 Separation and Distribution Agreement, dated as of July 10, 1997 between the Company and Waban Inc. (3)
   10.2 Services Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (3)
   10.3 Tax Sharing Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (3)
   10.4 Employee Benefits Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (3)
   10.5     BJ's Wholesale Club, Inc. Management Incentive Plan* (4)
   10.6     BJ's Wholesale Club, Inc. Growth Incentive Plan* (4)
   10.7     BJ's Wholesale Club, Inc. 1997 Director Stock Option Plan* (4)
   10.8     BJ's Wholesale Club, Inc. Executive Retirement Plan* (4)
   10.9     BJ's Wholesale Club, Inc. 1997 Replacement Stock Incentive Plan* (4)

   10.10    BJ's Wholesale Club, Inc. 1997 Stock Incentive Plan* (4)
   10.11    BJ's Wholesale Club, Inc. General Deferred Compensation Plan* (4)
   10.12 Employment Agreement, dated as of July 28, 1997 with Herbert J. Zarkin* (4)
   10.13    Employment Agreement, dated as of July 28, 1997 with John J. Nugent*
            (4)
   10.14 Employment Agreement, dated as of July 28, 1997 with Edward J. Weisberger* (4)
   10.15 Employment Agreement, dated as of July 28, 1997 with Frank D. Forward* (4)
   10.16 Employment Agreement, dated as of July 28, 1997 with Michael T. Wedge* (4)
   10.17    Employment Agreement, dated as of July 28, 1997 with Laura J. Sen*
            (4)
   10.18 Employment Agreement, dated as of July 28, 1997 with Sarah M. Gallivan* (4)
   10.19 Form of Change of Control Severance Agreement between the Company and officers of the Company* (4)
   10.20 Form of Indemnification Agreement between the Company and officers of the Company* (4)
   10.21 BJ's Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees* (4)
   10.22 Credit Agreement, dated July 9, 1997, among the Company and certain banks (4)
   10.22a First Amendment dated as of December 19, 1997 to Credit Agreement dated July 9, 1997
   10.23 Indemnification Agreement, dated as of April 18, 1997, between the Company and The TJX Companies, Inc. (5)
   21.0     Subsidiaries of the Company
   23.0     Consent of Independent Accountants
   27.0     Financial Data Schedule

----------
            *Management contract or other compensatory plan or arrangement.

      (1) Incorporated herein by reference to the Company's Registration Statement on Form S-8, dated July 10, 1997 (Commission File No. 333-31015)

      (2) Incorporated herein by reference to the Company's Report on Form 8-A, dated July 10, 1997 (Commission File No. 1-13143)

      (3) Incorporated herein by reference to the Current Report on Form 8-K, dated July 28, 1997, of HomeBase, Inc. (Commission File No. 1-10259)

      (4) Incorporated herein by reference to the Company's Report on Form 10-Q for the fiscal quarter ended July 26, 1997 (Commission File No. 1-13143)

      (5) Incorporated herein by reference to the Company's Form S-1 (Commission File No. 333-25511)

C. The Registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

                                     SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             BJ'S WHOLESALE CLUB, INC.


Dated:  April 21, 1998
                                             /s/ JOHN J. NUGENT
                                             ---------------------------
                                             John J. Nugent
                                             President and Chief
                                             Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ JOHN J. NUGENT                           /s/ HERBERT J. ZARKIN
-----------------------------------------    -----------------------------------
John J. Nugent, President                    Herbert J. Zarkin, Chairman
Chief Executive Officer and Director         of the Board and Director
(Principal Executive Officer)


/s/ FRANK D. FORWARD                         /s/ S. JAMES COPPERSMITH
-----------------------------------------    -----------------------------------
Frank D. Forward, Executive Vice President   S. James Coppersmith, Director
and Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ KERRY L. HAMILTON                        /s/ ALLYN L. LEVY
-----------------------------------------    -----------------------------------
Kerry L. Hamilton, Director                  Allyn L. Levy, Director


/s/ THOMAS J. SHIELDS                        /s/ LORNE R. WAXLAX
-----------------------------------------    -----------------------------------
Thomas J. Shields, Director                  Lorne R. Waxlax, Director


/s/ EDWARD J. WEISBERGER
-----------------------------------------
Edward J. Weisberger, Director


Dated:  April 21, 1998