Form 10-Q
period 1998-05-02
BJS WHOLESALE CLUB INC
filed 1998-06-11
CIK 1037461

                                   FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549


                 Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended May 2, 1998
Commission file number 001-13143



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
The number of shares of the Registrant's common stock outstanding as of May 30, 1998: 37,670,640

                         PART I FINANCIAL INFORMATION

                          BJ'S WHOLESALE CLUB, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                                        Thirteen Weeks Ended
                                                      -----------------------
                                                         May 2,     April 26,
                                                          1998        1997
                                                      -----------  ----------
                                                      (Dollars in Thousands
                                                    except Per Share Amounts)
Net sales                                               $754,752    $664,258

Membership fees and other                                 18,636      14,689
                                                        --------    --------
  Total revenues                                         773,388     678,947
                                                        --------    --------

Cost of sales, including buying and occupancy costs      693,579     612,199

Selling, general and administrative expenses              61,464      51,374

Pension termination costs                                  1,521           -
                                                        --------    --------

  Operating income                                        16,824      15,374

Interest on debt and capital leases (net)                    132       3,882
                                                        --------    --------

Income before income taxes                                16,692      11,492

Provision for income taxes                                 6,510       4,435
                                                        --------    --------
  Net income                                            $ 10,182    $  7,057
                                                        ========    ========

Net income per common share:
 Basic and diluted                                      $   0.27    $   0.19
                                                        ========    ========


Number of common shares for earnings per share
  computations:
  Basic                                               37,577,777  37,484,937
  Diluted                                             38,232,036  37,484,937


The accompanying notes are an integral part of the financial statements.

                          BJ'S WHOLESALE CLUB, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                      May 2,       January 31,     April 26,
                                       1998           1998           1997
                                    -----------    -----------    -----------
                                             (Dollars in Thousands)
ASSETS
Current assets:
  Cash and cash equivalents          $   8,227       $ 12,713      $       -
  Marketable securities                     95              -              -
  Accounts receivable                   28,274         38,322         22,320
  Merchandise inventories              343,434        332,274        317,056
  Current deferred income taxes          7,048          6,826          6,186
  Prepaid expenses                      12,070         14,050          5,312
                                     ---------      ---------      ---------
    Total current assets               399,148        404,185        350,874
                                     ---------      ---------      ---------
Property at cost:
  Land and buildings                   290,594        282,619        270,265
  Leasehold costs and improvements      42,859         42,541         34,831
  Furniture, fixtures and equipment    211,146        207,127        188,243
                                     ---------      ---------      ---------
                                       544,599        532,287        493,339
  Less accumulated depreciation
    and amortization                   147,265        140,216        114,822
                                     ---------      ---------      ---------
                                       397,334        392,071        378,517
                                     ---------      ---------      ---------
Property under capital leases            6,219          6,219          6,219
  Less accumulated amortization          1,825          1,784          1,659
                                     ---------      ---------      ---------
                                         4,394          4,435          4,560
                                     ---------      ---------      ---------
Other assets                            10,379         10,945         10,385
                                     ---------      ---------      ---------
    Total assets                     $ 811,255      $ 811,636      $ 744,336
                                     =========      =========      =========
LIABILITIES
Current liabilities:
  Accounts payable                   $ 206,598      $ 200,386      $ 187,158
  Accrued expenses and other
    current liabilities                 58,870         71,648         58,736
  Accrued federal and state
    income taxes                         3,604          7,009          9,508
  Obligations under capital leases
    due within one year                    189            185            174
                                     ---------      ---------      ---------
    Total current liabilities          269,261        279,228        255,576
                                     ---------      ---------      ---------
Long-term debt                          37,000         42,500              -
Obligations under capital leases,
  less portion due within one year       2,387          2,430          2,553
Other noncurrent liabilities            36,099         36,396         28,269
Deferred income taxes                    5,067          4,825          3,485
Loans and advances from Waban Inc.           -              -        171,789

STOCKHOLDERS' EQUITY
Common stock, par value $.01,
  authorized 180,000,000 shares,
  issued and outstanding 37,665,432,
  37,504,214 and 37,484,937 shares         377            375            375
Additional paid-in capital             107,408        102,408              -
Retained earnings                      353,656        343,474        282,289
                                     ---------      ---------      ---------
    Total stockholders' equity         461,441        446,257        282,664
                                     ---------      ---------      ---------
    Total liabilities and
      stockholders' equity           $ 811,255      $ 811,636      $ 744,336
                                     =========      =========      =========

The accompanying notes are an integral part of the financial statements.

                          BJ'S WHOLESALE CLUB, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                        Thirteen Weeks Ended
                                                        --------------------
                                                          May 2,    April 26,
                                                          1998        1997
                                                        ---------   ---------
                                                       (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $10,182       $ 7,057
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization of property          9,913         9,092
      Loss on property disposals                            34           128
      Other noncash items (net)                             40             -
      Deferred income taxes                                 20           303
      Increase (decrease) in cash
        due to changes in:
          Accounts receivable                           10,048        11,686
          Merchandise inventories                      (11,160)      (21,840)
          Prepaid expenses                               1,980           779
          Other assets                                     554          (247)
          Accounts payable                               6,212       (12,866)
          Accrued expenses                              (7,575)       (4,393)
          Accrued income taxes                          (3,405)       (2,923)
          Other noncurrent liabilities                    (297)         (197)
                                                       -------       -------
  Net cash provided by (used in) operating
    activities                                          16,546       (13,421)
                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                        (95)            -
  Property additions                                   (20,521)      (10,293)
  Property disposals                                       149            34
                                                       -------       -------
    Net cash used in investing activities              (20,467)      (10,259)
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations                   (39)          (28)
  Repayment of long-term debt                           (5,500)            -
  Proceeds from sale and issuance of common stock        3,786             -
  Contribution to capital by Waban Inc.                  1,188             -
  Increase in loans and advances from Waban Inc.             -        23,708
                                                       -------       -------
    Net cash provided by (used in) financing
      activities                                          (565)       23,680
                                                       -------       -------
    Net decrease in cash and cash equivalents           (4,486)            -
    Cash and cash equivalents at beginning of year      12,713             -
                                                       -------       -------
    Cash and cash equivalents at end of period        $  8,227      $      -
                                                       =======       =======
Supplemental cash flow information:
  Interest paid                                       $    230      $ 3,891
  Income taxes paid                                      9,895        7,055


The accompanying notes are an integral part of the financial statements.

                          BJ'S WHOLESALE CLUB, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (Unaudited)
                             (Dollars in Thousands except Per Share Amounts)
                             ----------------------------------------------
                               Common
                                Stock    Additional                 Total
                              Par Value   Paid-In    Retained   Stockholders'
                                $.01      Capital    Earnings      Equity
                             ----------  ----------  ---------  ------------
Balance, January 25, 1997       $ 375    $      -    $275,232      $275,607
  Net income                        -           -       7,057         7,057
                                 ----     -------     -------       -------
Balance, April 26, 1997         $ 375    $      -    $282,289      $282,664
                                 ====     =======     =======       =======


Balance, January 31, 1998       $ 375    $102,408    $343,474      $446,257
  Net income                        -           -      10,182        10,182
  Sale and issuance of common
   stock                            2       3,812           -         3,814
  Contribution to capital by
   Waban Inc.                       -       1,188           -         1,188
                                 ----     -------     -------       -------
Balance, May 2, 1998            $ 377    $107,408    $353,656      $461,441
                                 ====     =======     =======       =======


The accompanying notes are an integral part of the financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BJ's Wholesale Club, Inc. ("BJ's" or the "Company"), which previously had been a wholly owned subsidiary of Waban Inc. ("Waban"), became a separate and independent public entity on July 28, 1997, when Waban distributed to its stockholders on a pro rata basis all of the Company's outstanding common stock (the "spin-off"). The financial statements of the Company include the financial statements of those subsidiaries of Waban which, prior to the spin-off, operated Waban's BJ's Wholesale Club Division.

As of July 26, 1997, Waban transferred all of the assets and liabilities of its BJ's Wholesale Club Division to the Company and contributed all of the Company's intercompany debt of $101.3 million to the Company's equity.

The historical capitalization of the Company was retroactively restated to reflect the issuance of 37,484,937 shares of common stock, the number of shares of the Company's common stock distributed to Waban's stockholders on July 28, 1997.

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

4. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

5. Interest on debt and capital leases (net) included interest on intercompany indebtedness to Waban of $3.9 million in the three months ended April 26, 1997.

Selling, general and administrative expenses included certain allocations of overhead incurred by Waban that supported the Company's business prior to the spin-off. These allocated expenses totaled $1.2 million in the three months ended April 26, 1997.

6. Under Waban's cash management system, checks issued by its divisions but not yet presented to banks resulted in overdraft balances for accounting purposes in certain periods. The Company had an overdraft balance of $8.5 million as of April 26, 1997, which is included in accrued expenses and other current liabilities on the balance sheet.

7. Effective July 26, 1997, Waban's Board of Directors approved the termination of the Waban Inc. Retirement Plan, in which certain of the Company's employees participated. In accordance with generally accepted accounting principles, the costs to terminate the Plan were not recognized until the Plan was settled, which occurred in this year's first quarter. Accordingly, during the quarter ended May 2, 1998, the Company recorded a pre-tax charge of $1.5 million in connection with the settlement of the Plan. On a post-tax basis, this charge amounted to $.9 million, or $.02 per share.

8. The following details the calculation of earnings per share for the periods presented below:

                                                  Thirteen Weeks Ended
                                             -----------------------------
                                                 May 2,         April 26,
                                                  1998            1997
                                                 -----          --------
    Net income                               $10,182,000      $ 7,057,000
                                             ===========      ===========

    Weighted-average number of common
      shares outstanding, used for basic
      computation                             37,577,777       37,484,937

    Plus: Incremental shares from assumed
      conversion of stock options                654,259                -
                                             -----------      -----------

    Weighted-average number of common
      and dilutive potential common
      shares outstanding                      38,232,036       37,484,937
                                             ===========      ===========

    Basic and diluted net income per
      common share                                 $0.27            $0.19
                                                   =====            =====

9.  The Company operated 87 clubs on May 2, 1998 versus 80 clubs on April 26,
1997.

10. Certain amounts in the prior year's financial statements have been reclassified for comparative purposes.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations



Thirteen Weeks (First Quarter) Ended May 2, 1998 versus Thirteen Weeks Ended April 26, 1997.

Results of Operations
---------------------

Net sales for the first quarter ended May 2, 1998 rose 13.6% to $755 million from $664 million reported in last year's first quarter. This increase was due to the opening of new stores and to a comparable store sales increase of 6.0%. This year's first quarter sales benefited from a mild winter and warmer-than-normal early spring weather, which generated strong seasonal sales.

Total revenues in the first quarter included membership fees of $16.6 million versus $13.0 million in last year's first quarter, an increase of 27.1%.
This year's results benefited from an increase in the membership fee for "Inner Circle" members from $30.00 to $35.00, effective February 1, 1998. Business membership fees were not changed.

Cost of sales (including buying and occupancy costs) was 91.9% of net sales in this year's first quarter versus 92.2% in the comparable period last year. This improvement reflected the leveraging of certain fixed buying and occupancy costs on strong comparable store sales and slightly higher merchandise gross margins.

Selling, general and administrative ("SG&A") expenses were 8.1% of net sales in the first quarter versus 7.7% in last year's comparable period. This increase was attributable mainly to higher credit, marketing and preopening costs, as well as increased expenses incurred as a result of the Company operating as a separate, publicly owned entity. Higher credit expenses were due both to the strong acceptance of VISA by BJ's members and to increased costs for the Company's co-branded MasterCard. Increased marketing costs were incurred to support the Company's entry into the Cleveland, Ohio, market and higher preopening expenses resulted from opening three new clubs during the first quarter of this year compared with no new clubs in the same period last year.

Effective July 26, 1997, Waban Inc.'s Board of Directors approved the termination of the Waban Inc. Retirement Plan, in which certain of the Company's employees participated. In accordance with generally accepted accounting principles, the costs to terminate the Plan were not recognized until the Plan was settled, which occurred in this year's first quarter. Accordingly, during the quarter ended May 2, 1998, the Company recorded a pre-tax charge of $1.5 million in connection with the settlement of the Plan. On a post-tax basis, this charge amounted to $.9 million, or $.02 per share.

The components of net interest expense were as follows (in thousands):

                                                Thirteen Weeks Ended
                                                ---------------------
                                                 May 2,    April 26,
                                                  1998       1997
                                                  ----       ----
Interest expense on debt                        $  197      $3,820
Interest income                                   (133)         (9)
                                                ------      ------
Interest on debt (net)                              64       3,811
Interest on capital leases                          68          71
                                                ------      ------
Interest on debt and capital leases (net)       $  132      $3,882
                                                ======      ======

Interest expense on debt was net of capitalized interest of $133,000 in this year's first quarter and $80,000 in last year's first quarter. As described in more detail below, the decrease in interest expense in this year's first quarter as compared to last year's first quarter is due to significantly lower borrowing levels and interest rates applied to those borrowings.

The Company's first quarter provision for income taxes was 39.0% of pre-tax income this year versus 38.6% in last year's first quarter.

Net income for the first quarter rose to $10.2 million, or $.27 per share, from $7.1 million, or $.19 per share, in last year's first quarter.

BJ's Wholesale Club, Inc. commenced operations as a separate entity immediately following its July 28, 1997 spin-off from Waban Inc. Therefore, reported financial results through the first half of 1997 reflect BJ's historical position as a division of Waban Inc. and, as such, may not be indicative of performance after the spin-off. As a separate, publicly owned company, BJ's is incurring corporate overhead costs approximately $.5 million per quarter higher than the amounts included in the historical financial statements for periods preceding the spin-off. However, interest on intercompany borrowings at an annual rate of 10% prior to the spin-off has been replaced by interest on bank borrowings at an assumed rate of approximately 6.5% per year, and the level of debt has been reduced substantially by the contribution to capital of $101.3 million of BJ's intercompany debt in connection with the spin-off. Restating last year's historical results for these changes, and reflecting common stock equivalents expected to be included in earnings per share calculations after the spin-off, and excluding this year's pension termination charge, first quarter net income rose 34.7% to $11.1 million from $8.2 million in the first quarter of 1997; diluted earnings per share rose 31.8% to $.29 compared with $.22 in the first quarter of 1997; and operating income rose 23.3% to $18.3 million from $14.9 million in the first quarter of 1997.

Over the remainder of the year, the Company expects to continue to benefit from the increase in Inner Circle membership fees, but this benefit is expected to be largely offset by the same factors that affected the first quarter, namely higher preopening costs (resulting from a significant increase over last year in the number of planned new club openings), increased credit expenses and a higher-than-usual level of marketing expenses to support the Company's entry into the Cleveland market. The impact of these factors will vary from quarter to quarter due to, among other things, timing issues associated with membership fee revenue, new club openings and the cycling of the Company's acceptance of VISA. Additionally, the Company will not benefit from the impact of the 53-week fiscal year, as it did in 1997.

The Company has worked for several years to prepare its financial, merchandising and other computer-based systems for the Year 2000. The Company estimates that its Year 2000 implementation effort was approximately 80% complete at the end of 1997 and will be substantially complete by the end of 1998 without any material adverse effect on its results of operations, financial position or cash flows. Additionally, the Company is working with key vendors and other third parties with whom it does business to minimize the potential adverse impact on the Company if they fail to address the Year 2000 issue successfully. There can be no assurance that the third parties with whom the Company does business will be successful in addressing the Year 2000 issue or that any such failure to successfully address the issue will not have an adverse effect on the Company's financial condition and results of operations.

Seasonality
-----------

The Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have typically been strongest in the Christmas holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards
---------------------------

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in March 1998 and SOP 98-5, "Reporting on the Costs of Start-Up Activities," in April 1998.

SOP 98-1 provides guidance as to whether certain internal-use software costs should be capitalized as a long-lived asset or expensed when incurred and becomes effective in the Company's fiscal year ending January 29, 2000, but may be adopted earlier. The Company is in the process of evaluating the requirements of SOP 98-1, but does not expect that it will materially affect its results of operations, financial position or cash flows. The Company has not yet decided whether it will adopt this standard in 1998.

SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and also becomes effective in the Company's fiscal year ending January 29, 2000, but may be adopted earlier. This pronouncement will change the way the Company accounts for preopening costs incurred in connection with opening a facility. The Company currently charges preopening costs to operations within the fiscal year that a new facility opens, amortizing such costs between the date the facility opens and the end of the fiscal year. SOP 98-5 will require all preopening costs to be expensed when incurred. The general effect of SOP 98-5 on the Company will be to accelerate the recognition of preopening expenses. The initial application of SOP 98-5 must be reported as a cumulative effect of a change in accounting principle. The Company has not yet decided whether it will adopt this standard in 1998.

Since June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," were issued. These statements become effective in the Company's current fiscal year ending January 30, 1999. The adoption of these statements is expected to have no material impact on the Company's results of operations, financial position or cash flows and to produce no major changes in current disclosures.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $16.5 million in the first quarter of 1998. A total of $13.4 million was used in operating activities in last year's comparable period. The increase in cash provided by operating activities was attributable primarily to a lower accounts payable-to-inventory ratio at the beginning of this year, as compared to the beginning of last year.

Cash expended for property additions was $20.5 million in the first quarter of 1998 versus $10.3 million in the first quarter of 1997. The Company opened three new clubs in this year's first quarter, including the Company's first club in the Cleveland market. No new clubs were opened in last year's first quarter.

The Company's capital expenditures are expected to total approximately $100 million in 1998, based on opening a total of twelve to thirteen new clubs, including the expected opening of approximately three new clubs in the Cleveland market. The timing of actual club openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

Prior to the spin-off, the Company's operations and expansion were financed through loans advanced by Waban as needed. In July 1997, the Company entered into a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement, which was amended in December 1997, includes a $50 million sub-facility for letters of credit, of which $13.8 million was outstanding at May 2, 1998. The Company is required to pay an annual facility fee which is currently 0.125% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.275%, (b) the agent bank's prime rate or (c) a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, and which prohibit the payment of cash dividends on the Company's common stock.

The Company also maintains a separate line in the amount of $30 million for letters of credit, primarily to support the purchase of inventories, of which $8.5 million was outstanding at May 2, 1998, and an additional $20 million uncommitted credit line for short-term borrowings.

Cash and cash equivalents totaled $8.2 million as of May 2, 1998. Borrowings as of May 2, 1998 consisted of $18 million under the Company's bank credit agreement and $19 million under its uncommitted credit line. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through January 30, 1999. However, the Company may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results
---------------------------------------------------

This report contains a number of "forward-looking statements," including statements regarding expenses expected to be incurred by BJ's as a stand-alone entity, planned capital expenditures, planned store openings and other information with respect to the Company's plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, economic and weather conditions and state and local regulation in the Company's markets; competitive conditions; the ability of the Company to continue its transition to being a stand-alone entity; contingent liabilities under the Company's indemnification agreement with The TJX Companies, Inc.; and events which might cause the Company's spin-off from Waban not to qualify for tax-free treatment. Each of these factors is discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

Other factors which could affect future operating results of the Company include, without limitation, the successful implementation of the Company's Year 2000 remediation plans and new club opening plans discussed above.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

Not applicable.

                         PART II.  OTHER INFORMATION


Item 2 - Changes in Securities
         ---------------------

            On May 28, 1998, the Board of Directors amended the By-Laws of the Company to allow a stockholder to vote at all stockholder meetings by written proxy executed in writing by the stockholder or his or her attorney-in-fact or in such other manner permitted by the General Corporation Law of the State of Delaware. Previously, every proxy was required to be signed by the stockholder or by his or her attorney-in-fact.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

            At the 1998 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on May 28, 1998, the re-election of S. James
            Coppersmith, Thomas J. Shields and Herbert J. Zarkin was acted upon by the stockholders of the Company.

            The number of shares of common stock outstanding and entitled to vote at the Annual Meeting was 37,643,962. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Kerry L. Hamilton, Allyn L. Levy, John J. Nugent, Lorne R. Waxlax and Edward J. Weisberger. Subsequent to the Annual Meeting, Bert N. Mitchell was elected as a new director of the Company by the Board of Directors to fill a vacancy created by the expansion of the size of the Board on May 28, 1998. The results of the voting on the re-election of direct-ors are set forth below:

                           Votes    Votes       Votes     Absten-    Broker
                            For    Withheld    Against      tions   Non-Votes
                           -----   --------    -------    -------   ---------

Election of Directors:

S. James Coppersmith    31,706,074    444,532     N/A        N/A       N/A
Thomas J. Shields       31,708,609    441,997     N/A        N/A       N/A
Herbert J. Zarkin       31,687,618    462,988     N/A        N/A       N/A



Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

                 (a)  Exhibits

                       3.2  Amended and Restated By-Laws

                      27.0  Financial Data Schedule


                 (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended May 2, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BJ'S WHOLESALE CLUB, INC.
                                   -------------------------
                                   (Registrant)





Date:  June 11, 1998                      /S/ JOHN J. NUGENT
       -------------               -------------------------
                                          John J. Nugent
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)






Date:  June 11, 1998                      /S/ FRANK D. FORWARD
       -------------               -------------------------
                                          Frank D. Forward
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)