Form 10-Q
period 1998-08-01
BJS WHOLESALE CLUB INC
filed 1998-09-15
CIK 1037461

                                   FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549


                 Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended August 1, 1998
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
The number of shares of the Registrant's common stock outstanding as of August 29, 1998: 37,688,238

                        PART I. FINANCIAL INFORMATION

                          BJ'S WHOLESALE CLUB, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                                        Thirteen Weeks Ended
                                                       ----------------------
                                                         August 1,   July 26,
                                                           1998       1997
                                                       ----------  ----------
                                                        (Dollars in Thousands
                                                      except Per Share Amounts)
Net sales                                                 $859,599   $773,682

Membership fees and other                                   13,507     11,773
                                                          --------   --------
  Total revenues                                           873,106    785,455
                                                          --------   --------

Cost of sales, including buying and occupancy costs        781,679    703,275

Selling, general and administrative expenses                61,575     54,222
                                                          --------   --------

  Operating income                                          29,852     27,958

Interest (income) expense, net                                (352)     3,600
                                                          --------   --------
Income before income taxes                                  30,204     24,358

Provision for income taxes                                  11,779      9,403
                                                          --------   --------
  Net income                                              $ 18,425   $ 14,955
                                                          ========   ========

Net income per common share:
 Basic                                                    $   0.49   $   0.40
                                                          ========   ========
 Diluted                                                  $   0.48   $   0.40
                                                          ========   ========

Number of common shares for earnings per
  share computations:
  Basic                                                 37,686,231 37,484,937
  Diluted                                               38,342,511 37,484,937

The accompanying notes are an integral part of the financial statements.

                          BJ'S WHOLESALE CLUB, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                                       Twenty-Six Weeks Ended
                                                       ----------------------
                                                         August 1,   July 26,
                                                           1998        1997
                                                       ----------  ----------
                                                        (Dollars in Thousands
                                                      except Per Share Amounts)
Net sales                                              $1,614,351  $1,437,940

Membership fees and other                                  32,143      26,462
                                                        ---------   ---------
  Total revenues                                        1,646,494   1,464,402
                                                        ---------   ---------

Cost of sales, including buying and occupancy costs     1,475,258   1,315,474

Selling, general and administrative expenses              123,039     105,596

Pension termination costs                                   1,521           -
                                                        ---------   ---------

  Operating income                                         46,676      43,332

Interest (income) expense, net                               (220)      7,482
                                                        ---------   ---------
Income before income taxes                                 46,896      35,850

Provision for income taxes                                 18,289      13,838
                                                        ---------   ---------
  Net income                                            $  28,607    $ 22,012
                                                        =========   =========

Net income per common share:
  Basic                                                 $    0.76   $    0.59
                                                        =========   =========
  Diluted                                               $    0.75   $    0.59
                                                        =========   =========

Number of common shares for earnings per
  share computations:
  Basic                                                37,632,004  37,484,937
  Diluted                                              38,280,994  37,484,937

The accompanying notes are an integral part of the financial statements.

                          BJ'S WHOLESALE CLUB, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                      August 1,    January 31,      July 26,
                                        1998          1998            1997
                                    -----------    -----------    -----------
                                             (Dollars in Thousands)
ASSETS
Current assets:
  Cash and cash equivalents          $   9,361      $  12,713      $   5,000
  Marketable securities                     97              -              -
  Accounts receivable                   33,905         38,322         24,981
  Merchandise inventories              350,562        332,274        333,324
  Current deferred income taxes          7,270          6,826          6,605
  Prepaid expenses                      12,186         14,050          8,178
                                     ---------      ---------      ---------
    Total current assets               413,381        404,185        378,088
                                     ---------      ---------      ---------
Property at cost:
  Land and buildings                   297,076        282,619        274,533
  Leasehold costs and improvements      43,453         42,541         39,923
  Furniture, fixtures and equipment    216,977        207,127        196,980
                                     ---------      ---------      ---------
                                       557,506        532,287        511,436
  Less accumulated depreciation
    and amortization                   156,904        140,216        128,034
                                     ---------      ---------      ---------
                                       400,602        392,071        383,402
                                     ---------      ---------      ---------
Property under capital leases            6,219          6,219          6,219
  Less accumulated amortization          1,866          1,784          1,701
                                     ---------      ---------      ---------
                                         4,353          4,435          4,518
                                     ---------      ---------      ---------
Other assets                            10,484         10,945         10,553
                                     ---------      ---------      ---------
    Total assets                     $ 828,820      $ 811,636      $ 776,561
                                     =========      =========      =========
LIABILITIES
Current liabilities:
  Accounts payable                   $ 228,399      $ 200,386      $ 211,678
  Accrued expenses and other
    current liabilities                 62,694         71,648         57,288
  Accrued federal and state
    income taxes                           446          7,009          1,485
  Obligations under capital leases
    due within one year                    193            185            177
                                     ---------      ---------      ---------
    Total current liabilities          291,732        279,228        270,628
                                     ---------      ---------      ---------
Long-term debt                          12,300         42,500         72,000
Obligations under capital leases,
  less portion due within one year       2,343          2,430          2,513
Other noncurrent liabilities            36,209         36,396         30,676
Deferred income taxes                    5,306          4,825          1,706

STOCKHOLDERS' EQUITY
Common stock, par value $.01,
  authorized 180,000,000 shares,
  issued and outstanding 37,705,000,
  37,504,214 and 37,484,937 shares         377            375            375
Additional paid-in capital             108,472        102,408        101,419
Retained earnings                      372,081        343,474        297,244
                                     ---------      ---------      ---------
    Total stockholders' equity         480,930        446,257        399,038
                                     ---------      ---------      ---------
    Total liabilities and
      stockholders' equity           $ 828,820      $ 811,636      $ 776,561
                                     =========      =========      =========

The accompanying notes are an integral part of the financial statements.

                          BJ'S WHOLESALE CLUB, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                       Twenty-Six Weeks Ended
                                                       ----------------------
                                                        August 1,   July 26,
                                                          1998        1997
                                                       ----------   --------
                                                      (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $ 28,607      $ 22,012
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization of property         20,053        18,300
      Loss on property disposals                           129           226
      Other noncash items (net)                             84             -
      Deferred income taxes                                 37        (1,895)
      Increase (decrease) in cash
        due to changes in:
          Accounts receivable                            4,417         9,025
          Merchandise inventories                      (18,288)      (38,108)
          Prepaid expenses                               1,864        (2,087)
          Other assets                                     438          (415)
          Accounts payable                              28,013        11,654
          Accrued expenses                              (3,817)       (6,980)
          Accrued income taxes                          (6,563)      (10,946)
          Other noncurrent liabilities                    (187)        2,210
                                                      --------      --------
  Net cash provided by operating activities             54,787         2,996
                                                      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                        (95)            -
  Property additions                                   (33,950)      (23,544)
  Property disposals                                       183           275
                                                      --------      --------
    Net cash used in investing activities              (33,862)      (23,269)
                                                      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations                   (79)          (65)
  Borrowing (repayment) of long-term debt              (30,200)       72,000
  Proceeds from sale and issuance of common stock        4,814             -
  Contribution to capital by Waban Inc.                  1,188             -
  Decrease in loans and advances from Waban Inc.             -       (46,662)
                                                      --------      --------
    Net cash provided by (used in) financing
      activities                                       (24,277)       25,273
                                                      --------      --------
    Net increase (decrease) in cash and cash
      equivalents                                       (3,352)        5,000
    Cash and cash equivalents at beginning of year      12,713             -
                                                      --------      --------
    Cash and cash equivalents at end of period        $  9,361      $  5,000
                                                      ========      ========
Supplemental cash flow information:
  Interest paid                                       $    263      $  7,500
  Income taxes paid                                     24,815        26,679


Noncash financing and investing activities:
  Contribution to capital by Waban Inc.                      -       101,419

The accompanying notes are an integral part of the financial statements.

                          BJ'S WHOLESALE CLUB, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (Unaudited)
                              (Dollars in Thousands except Per Share Amounts)
                              -----------------------------------------------
                               Common
                                Stock     Additional                Total
                              Par Value    Paid-In    Retained  Stockholders'
                                $.01       Capital    Earnings      Equity
                              ---------   ---------  ----------  -----------
Balance, January 25, 1997       $ 375      $      -    $275,232    $275,607
  Net income                        -             -      22,012      22,012
  Contribution to capital by
   Waban Inc.                       -       101,419           -     101,419
                                -----      --------    --------    --------
Balance, July 26, 1997          $ 375      $101,419    $297,244    $399,038
                                =====      ========    ========    ========


Balance, January 31, 1998       $ 375      $102,408    $343,474    $446,257
  Net income                        -             -      28,607      28,607
  Sale and issuance of common
    stock                           2         4,876           -       4,878
  Contribution to capital by
    Waban Inc.                      -         1,188           -       1,188
                                -----      --------    --------    --------
Balance, August 1, 1998         $ 377      $108,472    $372,081    $480,930
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

As of July 26, 1997, Waban transferred all of the assets and liabilities of its BJ's Wholesale Club Division to the Company and contributed all of the Company's intercompany debt of approximately $101 million to the Company's equity.

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

5. Interest (income) expense, net included interest on intercompany indebtedness to Waban of $3.7 million and $7.6 million in the quarter and six months ended July 26, 1997, respectively.

Selling, general and administrative ("SG&A") expenses included certain allocations of overhead incurred by Waban that supported the Company's business prior to the spin-off. These allocated expenses totaled $1.0 million and $2.2 million in the quarter and six months ended July 26, 1997, respectively.

6. Effective July 26, 1997, Waban's Board of Directors approved the termination of the Waban Inc. Retirement Plan, in which certain of the Company's employees participated. In accordance with generally accepted accounting principles, the costs to terminate the Plan were not recognized until the Plan was settled, which occurred in this year's first quarter. Accordingly, during the six months ended August 1, 1998, the Company recorded a pre-tax charge of $1.5 million in connection with the settlement of the Plan. On a post-tax basis, this charge amounted to $.9 million, or $.02 per share.

7. The following details the calculation of earnings per share for the periods presented below:

                                Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                --------------------   ----------------------
                                August 1,    July 26,   August 1,    July 26,
                                   1998        1997        1998         1997

                                --------     --------   --------     -------
    Net income               $18,425,000 $14,955,000  $28,607,000 $22,012,000
                             =========== ===========  =========== ===========

    Weighted-average number
      of common shares out-
      standing, used for
      basic computation       37,686,231  37,484,937   37,632,004  37,484,937

    Plus: Incremental shares
      from assumed conversion
      of stock options           656,280           -      648,990           -
                             ----------- -----------   ----------  ----------

    Weighted-average number
      of common and dilutive
      potential common shares
      outstanding             38,342,511  37,484,937   38,280,994  37,484,937
                             =========== ===========  ===========  ==========

    Basic net income per
      common share                 $0.49       $0.40        $0.76      $0.59
                                   =====       =====        =====      =====

    Diluted net income per
      common share                 $0.48       $0.40        $0.75      $0.59
                                   =====       =====        =====      =====


8. The Company operated 88 clubs on August 1, 1998 versus 82 clubs on July 26, 1997.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations




Thirteen Weeks (Second Quarter) and Twenty-Six Weeks (Six Months) Ended August 1, 1998 versus Thirteen and Twenty-Six Weeks Ended July 26, 1997.

Results of Operations
---------------------

Net sales for the second quarter ended August 1, 1998 rose 11.1% to $860 million from $774 million reported in last year's second quarter. Net sales for the first half of the year totaled $1.6 billion, 12.3% higher than last year's comparable period. These increases were due to the opening of new stores and to comparable store sales increases of 5.0% in the second quarter and 5.4% year-to-date. This year's second quarter and first half sales benefited from favorable weather conditions, which generated strong seasonal sales.

Total revenues in the second quarter included membership fees of $11.3 million versus $9.8 million in last year's second quarter, an increase of 16.0%. Year-to-date membership fees were $27.9 million versus $22.8 million last year, an increase of 22.3%. This year's results benefited from an increase in the membership fee for "Inner Circle" members from $30.00 to $35.00, effective February 1, 1998. The business membership fee was not changed.

Cost of sales (including buying and occupancy costs) was 90.9% of net sales in both this year's and last year's second quarter. For the first six months, the cost of sales percentage was 91.4% this year versus 91.5% last year. This improvement reflected the leveraging of certain fixed buying and occupancy costs on higher comparable store sales. Merchandise gross margins were approximately the same as last year, both in the second quarter and year-to-date.

Selling, general and administrative ("SG&A") expenses were 7.2% of net sales in the second quarter versus 7.0% in last year's comparable period. Year-to-date SG&A expenses were 7.6% of net sales this year versus 7.3% last year. These increases were attributable mainly to higher credit, marketing and preopening costs, as well as increased expenses incurred as a result of the Company's operating as a separate, publicly owned entity. Higher credit expenses were due both to the increased level of credit card sales resulting from the Company's acceptance of VISA and to increased costs for the Company's co-branded MasterCard. Increased marketing costs were incurred to support the Company's entry into the Cleveland, Ohio, market. Higher preopening expenses resulted from opening more new clubs during the first half of this year than in the same period last year.

Effective July 26, 1997, Waban Inc.'s Board of Directors approved the termination of the Waban Inc. Retirement Plan, in which certain of the Company's employees participated. In accordance with generally accepted accounting principles, the costs to terminate the Plan were not recognized until the Plan was settled, which occurred in this year's first quarter. Accordingly, during the first half, the Company recorded a pre-tax charge of $1.5 million in connection with the settlement of the Plan. On a post-tax basis, this charge amounted to $.9 million, or $.02 per share.

The components of net interest expense were as follows (in thousands):

                                Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                --------------------    ---------------------
                                August 1,   July 26,       August 1, July 26,
                                  1998        1997           1998      1997
                                  ----        ----           ----      ----
Interest expense on debt        $ (66)      $3,539         $  131    $7,358
Interest income                  (352)         (10)          (485)      (18)
                                -----       ------         ------    ------
Interest (income) expense
  on debt, net                   (418)       3,529           (354)    7,340
Interest on capital leases         66           71            134       142
                                -----       ------         ------    ------
Interest (income) expense,
  net                           $(352)      $3,600         $ (220)   $7,482
                                =====       ======         ======    ======


Interest expense on debt was net of capitalized interest of $186,000 in this year's second quarter and $319,000 year-to-date. Last year's capitalized interest was $204,000 in the second quarter and $284,000 year-to-date. As described in more detail below, the decrease in interest expense this year as compared to last year is due to significantly lower borrowing levels and interest rates applied to those borrowings.

The Company's year-to-date provision for income taxes was 39.0% of pre-tax income this year versus 38.6% in last year's comparable period.

Net income for the second quarter rose to $18.4 million, or $.48 per diluted share, from $15.0 million, or $.40 per diluted share, in last year's second quarter. For the first six months, net income was $28.6 million, or $.75 per diluted share, versus last year's $22.0 million, or $.59 per diluted share.

BJ's Wholesale Club, Inc. commenced operations as a separate entity immediately following its July 28, 1997 spin-off from Waban Inc. Therefore, reported financial results through the first half of 1997 reflect BJ's historical position as a division of Waban Inc. and, as such, may not be indicative of performance after the spin-off. As a separate, publicly owned company, BJ's is incurring corporate overhead costs approximately $.5 million per quarter higher than the amounts included in the historical financial statements for periods preceding the spin-off. However, interest on intercompany borrowings at an annual rate of 10% prior to the spin-off has been replaced by interest on bank borrowings at an assumed rate of approximately 6.5% per year, and the level of debt has been reduced substantially by the contribution to capital of approximately $101 million of BJ's intercompany debt in connection with the spin-off. Restating last year's historical results for these changes, and reflecting common stock equivalents expected to be included in earnings per share calculations after the spin-off, second quarter net income rose 14.3% to $18.4 million, or $.48 per diluted share, from $16.1 million, or $.42 per diluted share, in the second quarter of 1997. Excluding this year's first quarter pension termination charge, on the same restated basis, year-to-date net income rose 21.2% to $29.5 million, or $.77 per diluted share, compared to $24.3 million, or $.64 per diluted share, in the first half of last year.

Over the remainder of the year, the Company expects to continue to benefit from the increase in Inner Circle membership fees, but this benefit is expected to be largely offset by the same factors that affected the first half, namely higher preopening costs (resulting from a significant increase over last year in the number of planned new club openings), increased credit expenses and a higher-than-usual level of marketing expenses to support the Company's entry into the Cleveland market. As was the case in the first half, the impact of these factors may vary from quarter to quarter due to, among other things, timing issues associated with membership fee revenue, new club openings and the cycling of the Company's acceptance of VISA, which began in last year's third quarter. Additionally, the Company will not benefit from the impact of the 53-week fiscal year, as it did in the fourth quarter of 1997.

On September 3, 1998, the Company issued a press release addressing its method of accounting for membership fees. The Company recognizes membership fee revenue upon receipt of payment by its members, a policy which it has followed since its inception in 1984 and which the Company believes is an industry-wide standard. The Company has responded to SEC comment letters reviewing this subject in 1991 and also this year and believes that its accounting practice is correct. The Company's method of accounting for membership fee income is disclosed in annual filings with the SEC on Form 10-K and on the Form S-1 filed in connection with BJ's spin-off from Waban Inc. in 1997, which was reviewed by the SEC. If the Company were to adopt an accounting change in the future, either voluntarily, or because of a change in generally accepted accounting principles, it would record a one-time, non-cash charge at the time of adoption, and on an ongoing basis the Company believes that the effect on its reported earnings would be immaterial.

Year 2000 Compliance
--------------------

The Company has worked for several years to prepare its financial, merchandising and other information technology ("IT") systems for the Year 2000. The Company estimates that its Year 2000 implementation effort with regard to IT systems was approximately 85% complete as of August 1, 1998 and will be substantially complete by the end of fiscal 1998 without any material adverse effect on its results of operations, financial position or cash flows. All major IT systems have been tested for Year 2000 compliance. The Company intends to retest systems which are modified or upgraded before January 1, 2000 for Year 2000 compliance, regardless of whether the modification is related to the Year 2000 issue. In August 1998, the Company conducted a disaster recovery test simulating dates beyond Year 2000 and plans to conduct a series of four additional disaster recovery tests between October 1998 and the end of 1999.

The Company is also in the process of reviewing its major non-IT systems for Year 2000 issues, including refrigeration, security and utilities systems. BJ's estimates that its Year 2000 implementation effort with regard to non-IT systems is more than 90% complete as of August 1, 1998 and will be substantially complete by the end of fiscal 1998. The Company does not believe that Year 2000 issues related to non-IT systems will have a material adverse effect on the Company's results of operations, financial position or cash flows.

BJ's is working with key vendors and other third parties with whom it does business to minimize the potential adverse impact on the Company if they fail to address the Year 2000 issue successfully. The Company has formed a committee, with representatives from various departments in the Company, to examine the Year 2000 readiness of the Company's business partners. The Company plans to send a questionnaire regarding Year 2000 issues to its 200 highest volume merchandise vendors, all active freight vendors and 100 of its highest volume non-merchandise vendors, as well as a random sample of more than 300 other vendors. If necessary, the Company will seek alternate sources to replace vendors who may not be Year 2000 compliant. The Year 2000 committee will also attempt to evaluate the Year 2000 readiness of key third parties or vendors who share data with the Company, including banks and mail houses.

BJ's estimates that its total historical and estimated costs of Year 2000 remediation will be approximately $1 million.

The Company believes that its most likely worst case Year 2000 scenario would probably result from a large number of key third parties with whom the Company does business not being Year 2000 compliant. Among the factors that would tend to mitigate the consequences of this scenario are that the Company is not dependent on a small number of vendors, that the Company purchases most of its inventory from well-established, brand name vendors, and that there are expected to be alternate sources of supply to vendors who encounter Year 2000 problems. There can be no assurance that the third parties with whom the Company does business will be successful in addressing the Year
2000 issue or that their failure to successfully address the issue will not have an adverse effect on the Company's financial condition and results of operations.

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

During this year's second quarter, the Company adopted SOP 98-1, which provides guidance as to whether certain internal-use software costs should be capitalized as a long-lived asset or expensed when incurred. The effect of adopting this standard was not material.

SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and becomes effective in the Company's fiscal year ending January 29, 2000, but may be adopted earlier. This pronouncement will require the Company to expense preopening costs incurred in connection with opening a facility when they are incurred. The Company currently charges preopening costs to operations within the fiscal year that a new facility opens, amortizing such costs between the date the facility opens and the end of the fiscal year. Thus, the general effect of SOP 98-5 on the Company will be to accelerate the recognition of preopening expenses. The initial application of SOP 98-5 must be reported as a cumulative effect of a change in accounting principle. The Company has not yet decided whether it will adopt this standard in 1998.

Since June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," were issued. Each of these statements becomes effective in the Company's current fiscal year ending January 30, 1999, except for SFAS No. 133, which becomes effective in the third quarter of the fiscal year ending January 29, 2000. The adoption of these statements is not expected to have a material impact on the Company's results of operations, financial position or cash flows or to produce any major changes in current disclosures.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $54.8 million in the first six months of 1998 versus $3.0 million in last year's comparable period. The increase in cash provided by operating activities was attributable primarily to a lower accounts payable-to-inventory ratio at the beginning of this year, as compared to the beginning of last year.

Cash expended for property additions was $34.0 million in the first half of 1998 versus $23.5 million in the first half of 1997. The Company opened four new clubs in this year's first half, including the Company's first two clubs in the Cleveland market. Two new clubs were opened in last year's first half.

The Company's capital expenditures are expected to total approximately $90 million in 1998, based on opening a total of approximately twelve new clubs for the year, including the planned opening of a third club in the Cleveland market and the Company's first club in the Columbus, Ohio, market. The timing of actual club openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

On August 26, 1998, the Company announced that its Board of Directors authorized the repurchase of up to $50 million of the Company's common stock in open market or privately negotiated transactions.

Prior to the spin-off, the Company's operations and expansion were financed through loans advanced by Waban as needed. In July 1997, the Company entered into a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement, which was amended in December 1997, includes a $50 million sub-facility for letters of credit, of which $10.0 million was outstanding at August 1, 1998. The Company is required to pay an annual facility fee which is currently 0.10% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.25%, (b) the agent bank's prime rate or (c) a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, and which prohibit the payment of cash dividends on the Company's common stock.

The Company also maintains a separate line in the amount of $30 million for letters of credit, primarily to support the purchase of inventories, of which $21.9 million was outstanding at August 1, 1998, and an additional $20 million uncommitted credit line for short-term borrowings.

Cash and cash equivalents totaled $9.4 million as of August 1, 1998. Borrowings as of August 1, 1998 consisted of $12.3 million under the Company's uncommitted credit line. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through January 29, 2000. However, the Company may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results
---------------------------------------------------

This report contains a number of "forward-looking statements," including statements regarding expenses expected to be incurred by BJ's as a stand-alone entity, expected increases in membership fee revenues and credit, marketing and preopening expenses, planned capital expenditures, planned store openings and other information with respect to the Company's plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans,"
"expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, economic and weather conditions and state and local regulation in the Company's markets; competitive conditions; the ability of the Company to continue its transition to being a stand-alone entity; contingent liabilities under the Company's indemnification agreement with The TJX Companies, Inc.;
and events which might cause the Company's spin-off from Waban not to qualify for tax-free treatment. Each of these factors is discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended January
31, 1998.

Other factors which could affect future operating results of the Company include, without limitation, the successful implementation of the Company's Year 2000 remediation plans, the success of the Company's key vendors and other third parties in achieving Year 2000 compliance and new club opening plans discussed above.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

Not applicable.

                            PART II.  OTHER INFORMATION


Item 5 -  Other Events
          ------------

Stockholder Proposals for 1999 Annual Meeting

As set forth in the Company's proxy statement for its 1998 Annual Meeting of Stockholders (which was held on May 28, 1998), proposals of stockholders submitted pursuant to Rule 14a-8 under the Securities and Exchange Act of 1934 (the "Exchange Act") to be presented at the next annual meeting of stockholders (the "1999 Annual Meeting") must be received by the Company no later than 5 p.m. EST on December 25, 1998 in order to be considered for inclusion in the Company's proxy materials for the 1999 Annual Meeting. Proposals must be in writing and sent via registered or certified mail addressed to Sarah M. Gallivan, Secretary, BJ's Wholesale Club, Inc., One Mercer Road, Natick, Massachusetts 01760.

The Company's by-laws require that the Company be given advance written notice of stockholder nominations for election to the Company's Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders (other than matters included in the Company's proxy materials in accordance with Rule 14a-8 under the Exchange
Act). The Secretary must receive such notice at the address noted above not less than 70 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 20 days, or delayed by more than 70 days, from such anniversary date, the Secretary must receive such notice not earlier than the 90th day prior to such annual meeting and not later than the close of business on the later of the 70th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such annual meeting is first made. Assuming that the 1999 Annual Meeting is held during the period from May 8, 1999 to August 6, 1999 (as it is expected to be), in order to comply with the time periods set forth in the Company's by-laws, appropriate notice would need to be provided to the Secretary of the Company at the address noted above no earlier than February 27, 1999 and no later than March 19, 1999.

The Company's by-laws also specify requirements relating to the content of the notice which stockholders must provide to the Secretary of the Company for any matter, including a stockholder nomination for director, to be properly presented at a stockholder meeting.


Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               27.0    Financial Data Schedule


          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended August 1, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BJ'S WHOLESALE CLUB, INC.
                                   ----------------------------
                                   (Registrant)





Date:  September 15, 1998                 /S/ JOHN J. NUGENT
       ------------------                 ----------------------------
                                          John J. Nugent
                                          President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)






Date:  September 15, 1998                 /S/ FRANK D. FORWARD
       ------------------                 ----------------------------
                                          Frank D. Forward
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)