Form 10-Q
period 1998-10-31
BJS WHOLESALE CLUB INC
filed 1998-12-14
CIK 1037461

                                   FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549


                  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended October 31, 1998
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
The number of shares of the Registrant's common stock outstanding as of November 28, 1998: 36,992,984

                          PART I. FINANCIAL INFORMATION

                            BJ'S WHOLESALE CLUB, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                         Thirteen Weeks Ended
                                                       -----------------------
                                                       October 31, October 25,
                                                          1998        1997
                                                       ----------- -----------
                                                        (Dollars in Thousands
                                                      except Per Share Amounts)
Net sales                                                 $828,477   $744,023

Membership fees and other                                   19,335     18,828
                                                          --------   --------
  Total revenues                                           847,812    762,851
                                                          --------   --------

Cost of sales, including buying and occupancy costs        756,553    679,345

Selling, general and administrative expenses                65,311     58,569

Preopening expenses                                          2,531      1,414
                                                          --------   --------

  Operating income                                          23,417     23,523

Interest (income) expense, net                                (236)     1,018
                                                          --------   --------
Income before income taxes                                  23,653     22,505

Provision for income taxes                                   9,225      8,687
                                                          --------   --------
  Net income                                              $ 14,428   $ 13,818
                                                          ========   ========

Net income per common share:
 Basic                                                    $   0.39   $   0.37
                                                           =======    =======
 Diluted                                                  $   0.38   $   0.36
                                                           =======    =======

Number of common shares for earnings per
  share computations:
  Basic                                                 37,397,356 37,466,652
  Diluted                                               37,981,438 37,989,464



Pro forma amounts assuming accounting
  principle changes are applied retroactively:

  Net income                                              $ 14,428   $ 12,413
                                                          ========   ========
  Earnings per common share - basic                       $   0.39   $   0.33
                                                          ========   ========
  Earnings per common share - diluted                     $   0.38   $   0.33
                                                          ========   ========


The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                       Thirty-Nine Weeks Ended
                                                       -----------------------
                                                       October 31, October 25,
                                                          1998        1997
                                                       ----------- -----------
                                                        (Dollars in Thousands
                                                      except Per Share Amounts)
Net sales                                              $2,442,828  $2,181,963

Membership fees and other                                  54,902      45,290
                                                        ---------   ---------
  Total revenues                                        2,497,730   2,227,253
                                                        ---------   ---------

Cost of sales, including buying and occupancy costs     2,231,811   1,994,819

Selling, general and administrative expenses              187,402     164,165

Preopening expenses                                         5,094       1,414

Pension termination costs                                   1,521           -
                                                        ---------   ---------

  Operating income                                         71,902      66,855

Interest (income) expense, net                               (456)      8,500
                                                        ---------   ---------
Income before income taxes and cumulative effect
  of accounting principle changes                          72,358      58,355

Provision for income taxes                                 28,220      22,525
                                                        ---------   ---------

Income before cumulative effect of accounting
  principle changes                                        44,138      35,830

Cumulative effect of accounting principle changes         (19,326)          -
                                                        ---------   ---------
  Net income                                            $  24,812   $  35,830
                                                        =========   =========

Net income per common share:
  Basic earnings per share:
    Income before cumulative effect of accounting
       principle changes                                $    1.18   $    0.96
  Cumulative effect of accounting principle changes         (0.52)          -
                                                        ---------   ---------
  Net income                                            $    0.66   $    0.96
                                                        =========   =========

Diluted earnings per share:
  Income before cumulative effect of accounting
    principle changes                                   $    1.16   $    0.95
  Cumulative effect of accounting principle changes         (0.51)          -
                                                        ---------   ---------
  Net income                                            $    0.65   $    0.95
                                                        =========   =========

Number of common shares for earnings per
  share computations:
  Basic                                                37,553,788  37,478,842
  Diluted                                              38,188,435  37,653,113


Pro forma amounts assuming accounting
  principle changes are applied retroactively:

  Net income                                             $ 44,138    $ 36,139
                                                         ========    ========
  Earnings per common share - basic                      $   1.18    $   0.96
                                                         ========    ========
  Earnings per common share - diluted                    $   1.16    $   0.96
                                                         ========    ========


The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                    October 31,    January 31,    October 25,
                                       1998           1998           1997
                                    -----------    -----------    -----------
                                             (Dollars in Thousands)
ASSETS
Current assets:
  Cash and cash equivalents          $   7,675      $  12,713      $   8,330
  Marketable securities                     98              -              -
  Accounts receivable                   41,582         38,322         30,901
  Merchandise inventories              430,373        332,274        401,291
  Current deferred income taxes          7,492          6,826          6,827
  Prepaid expenses                      10,126         14,050          7,260
                                     ---------      ---------      ---------
    Total current assets               497,346        404,185        454,609
                                     ---------      ---------      ---------
Property at cost:
  Land and buildings                   307,569        282,619        277,503
  Leasehold costs and improvements      43,745         42,541         40,992
  Furniture, fixtures and equipment    221,657        207,127        203,668
                                     ---------      ---------      ---------
                                       572,971        532,287        522,163
  Less accumulated depreciation
    and amortization                   160,858        140,216        137,265
                                     ---------      ---------      ---------
                                       412,113        392,071        384,898
                                     ---------      ---------      ---------
Property under capital leases            6,219          6,219          6,219
  Less accumulated amortization          1,908          1,784          1,742
                                     ---------      ---------      ---------
                                         4,311          4,435          4,477
                                     ---------      ---------      ---------
Other assets                            10,603         10,945         10,776
                                     ---------      ---------      ---------
    Total assets                     $ 924,373      $ 811,636      $ 854,760
                                     =========      =========      =========
LIABILITIES
Current liabilities:
  Accounts payable                   $ 265,373      $ 200,386      $ 245,338
  Accrued expenses and other
    current liabilities                100,998         71,648         64,269
  Accrued federal and state
    income taxes                        (4,279)         7,009          8,792
  Obligations under capital leases
    due within one year                    197            185            181
                                     ---------      ---------      ---------
    Total current liabilities          362,289        279,228        318,580
                                     ---------      ---------      ---------
Long-term debt                          64,500         42,500         84,700
Obligations under capital leases,
  less portion due within one year       2,297          2,430          2,473
Other noncurrent liabilities            38,409         36,396         33,848
Deferred income taxes                    5,547          4,825          1,947

STOCKHOLDERS' EQUITY
Common stock, par value $.01,
  authorized 180,000,000 shares,
  issued 37,706,138, 37,504,214
  and 37,476,264 shares                    377            375            375
Additional paid-in capital             108,338        102,408        101,775
Retained earnings                      368,286        343,474        311,062
Treasury stock, at cost, 710,384
  shares                               (25,670)             -              -
                                     ---------      ---------      ---------
    Total stockholders' equity         451,331        446,257        413,212
                                     ---------      ---------      ---------
    Total liabilities and
      stockholders' equity           $ 924,373      $ 811,636      $ 854,760
                                     =========      =========      =========

The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                       Thirty-Nine Weeks Ended
                                                       -----------------------
                                                       October 31,  October 25,
                                                          1998         1997
                                                       ----------   ----------
                                                        (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $ 24,812      $ 35,830
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Cumulative effect of accounting principle
        changes                                         19,326             -
      Depreciation and amortization of property         30,310        27,829
      Loss on property disposals                           174           398
      Other noncash items (net)                            131            39
      Deferred income taxes                                 56        (1,876)
      Increase (decrease) in cash
        due to changes in:
          Accounts receivable                           (3,260)        3,105
          Merchandise inventories                      (98,099)     (106,075)
          Prepaid expenses                               2,484        (1,169)
          Other assets                                     307          (649)
          Accounts payable                              64,987        45,314
          Accrued expenses                               3,883         1,577
          Accrued income taxes                           1,068        (3,639)
          Other noncurrent liabilities                   2,013         5,382
                                                      --------      --------
    Net cash provided by operating activities           48,192         6,066
                                                      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of marketable securities                        (95)            -
  Property additions                                   (55,390)      (36,302)
  Property disposals                                       214           301
                                                      --------      --------
    Net cash used in investing activities              (55,271)      (36,001)
                                                      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations                  (121)         (101)
  Borrowing of long-term debt                           22,000        84,700
  Purchase of treasury stock                           (26,173)            -
  Proceeds from sale and issuance of common stock        5,147           328
  Contribution to capital by Waban Inc.                  1,188             -
  Decrease in loans and advances from Waban Inc.             -       (46,662)
                                                      --------      --------
    Net cash provided by financing activities            2,041        38,265
                                                      --------      --------
    Net increase (decrease) in cash and cash
      equivalents                                       (5,038)        8,330
    Cash and cash equivalents at beginning of year      12,713             -
                                                      --------      --------
    Cash and cash equivalents at end of period        $  7,675      $  8,330
                                                      ========      ========
Supplemental cash flow information:
  Interest paid                                       $    196      $  8,268
  Income taxes paid                                     27,096        28,040

Noncash financing and investing activities:
  Contribution to capital by Waban Inc.                      -       101,419

The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in Thousands except Per Share Amounts)
                          -----------------------------------------------------
                           Common
                            Stock   Additional                       Total
                          Par Value  Paid-In   Retained  Treasury Stockholders'
                            $.01     Capital   Earnings   Stock      Equity
                          --------- ---------  --------  --------  ------------
Balance, January 25, 1997   $ 375    $      -   $275,232  $      -    $275,607
  Net income                    -           -     35,830         -      35,830
  Sale and issuance of
    common stock                -         356          -         -         356
  Contribution to capital
    by Waban Inc.               -     101,419          -         -     101,419
                            -----    --------   --------  --------    --------
Balance, October 25, 1997   $ 375    $101,775   $311,062  $      -    $413,212
                            =====    ========   ========  ========    ========

Balance, January 31, 1998   $ 375    $102,408   $343,474  $      -    $446,257
  Net income                    -           -     24,812         -      24,812
  Sale and issuance of
    common stock                2       4,742          -       503       5,247
  Purchase of treasury stock    -           -          -   (26,173)    (26,173)
  Contribution to capital
    by Waban Inc.               -       1,188          -         -       1,188
                            -----    --------   --------  --------    --------
Balance, October 31, 1998   $ 377    $108,338   $368,286  $(25,670)   $451,331
                            =====    ========   ========  ========    ========

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

2. The results for the quarter and nine months ended October 31, 1998 are not necessarily indicative of the results for the full fiscal year because, among other things, the Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have typically been strongest in the Christmas holiday season and lowest in the first quarter of each fiscal year.

3. The interim financial statements are unaudited and reflect all normal recurring adjustments considered necessary by the Company for a fair presentation of its financial statements in accordance with generally accepted accounting principles.

4. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

5. During the quarter ended October 31, 1998, the Company adopted changes in methods of accounting for membership fee revenues and preopening expenses.

The Company had previously recognized membership fee revenues when received. Under its new accounting method, the Company now recognizes membership fee revenues as income over the life of the membership, which is typically twelve months. The Company has recorded a noncash charge of $18.2 million (after reduction for income taxes of $11.6 million) as of the beginning of the current fiscal year to reflect the cumulative effect of this change on prior years.
The effect of this change on the thirteen weeks ended October 31, 1998 was to decrease net income by $1.9 million, or $.05 per diluted share; the effect of this change on the thirty-nine weeks ended October 31, 1998 was to increase income before the cumulative effect of accounting principle changes by $43 thousand and to decrease net income (including the cumulative effect of the accounting change) by $18.2 million, or $.48 per diluted share.

Previously, preopening expenses were charged ratably to operations between the date a new club opened and the end of the fiscal year. In implementing early adoption of the provisions of the American Institute of CPA's Statement of Position ("AICPA SOP") 98-5, "Reporting on the Costs of Start-up Activities," the Company now recognizes club preopening expenses when incurred. The Company has recorded a noncash charge of $1.1 million (after reduction for income taxes of $.7 million) as of the beginning of the current fiscal year to reflect the cumulative effect of this change on prior years. The effect of this change on the thirteen weeks ended October 31, 1998 was to decrease net income by $.5 million, or $.01 per diluted share; the effect of this change on the thirty-nine weeks ended October 31, 1998 was to decrease income before the cumulative effect of accounting principle changes by $1.4 million, or $.04 per diluted share, and to decrease net income (including the cumulative effect of the accounting change) by $2.5 million, or $.06 per diluted share.

Although last year's results were not restated, the pro forma amounts at the bottom of the consolidated statements of income reflect the post-tax effect of retroactive application on membership fee revenues and preopening expenses that would have been made had the newly adopted accounting principles been in effect during all periods presented.

The Company has restated the first two quarters of the current fiscal year to reflect the accounting principle changes. The effect of the changes is as follows (dollars in thousands except per share amounts):

                                                         Thirteen Weeks Ended
                                                        -----------------------
                                                          May 2,       Aug. 1,
                                                           1998         1998
                                                        ----------   ----------
Net income as originally reported                       $ 10,182     $ 18,425
Effect of changes in:
  Membership fee revenues                                   (771)       2,702
  Preopening expenses                                       (564)        (264)
                                                        --------     --------
Income before cumulative effect of accounting
  principle changes                                        8,847       20,863
Cumulative effect of accounting principle changes        (19,326)           -
                                                        --------     --------
Net income (loss) as restated                           $(10,479)    $ 20,863
                                                        ========     ========

Diluted per share amounts:
Net income as originally reported                       $   0.27    $   0.48
Effect of changes in:
  Membership fee revenues                                  (0.02)       0.07
  Preopening expenses                                      (0.02)      (0.01)
                                                        --------    --------
Income before cumulative effect of accounting
  principle changes                                         0.23        0.54
Cumulative effect of accounting principle changes          (0.50)          -
                                                        --------    --------
Net income as restated                                  $  (0.27)   $   0.54
                                                        ========    ========

6. Effective July 26, 1997, Waban's Board of Directors approved the termination of the Waban Inc. Retirement Plan, in which certain of the Company's employees participated. In accordance with generally accepted accounting principles, the costs to terminate the Plan were not recognized until the Plan was settled, which occurred in this year's first quarter. Accordingly, during the nine months ended October 31, 1998, the Company recorded a pre-tax charge of $1.5 million in connection with the settlement of the Plan. On a post-tax basis, this charge amounted to $.9 million, or $.02 per diluted share.

7. Interest (income) expense, net in the nine months ended October 25, 1997 included interest on intercompany indebtedness to Waban of $7.6 million (all of which was incurred in the first half of the year).

Selling, general and administrative ("SG&A") expenses in the nine months ended October 25, 1997 included certain allocations of overhead incurred by Waban that supported the Company's business prior to the spin-off. These allocated expenses totaled $2.2 million (all of which was incurred in the first half of last year).

8. The following details the calculation of earnings per share for the periods presented below (amounts in thousands except per share amounts):

                                 Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                 --------------------   -----------------------
                                 Oct. 31,    Oct. 25,    Oct. 31,    Oct. 25,
                                   1998        1997        1998        1997
                                 -------     -------     -------     -------
    Income before cumulative
      effect of accounting
      principle changes          $14,428     $13,818     $44,138     $35,830
                                 =======     =======     =======     =======

    Weighted-average number
      of common shares out-
      standing, used for
      basic computation           37,397      37,466      37,554      37,479

    Plus: Incremental shares
      from assumed conversion
      of stock options               584         523         634         174
                                 -------     -------      ------      ------

    Weighted-average number
      of common and dilutive
      potential common shares
      outstanding                 37,981      37,989      38,188      37,653
                                 =======     =======     =======      ======

    Income per share before
      cumulative effect of
      accounting principle
      changes:

    Basic                          $0.39       $0.37       $1.18       $0.96
                                   =====       =====       =====       =====

    Diluted                        $0.38       $0.36       $1.16       $0.95
                                   =====       =====       =====       =====


9. Certain amounts in the prior year's financial statements have been reclassified for comparative purposes.

10. The Company operated 90 clubs on October 31, 1998 versus 84 clubs on October 25, 1997.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Thirteen Weeks (Third Quarter) and Thirty-Nine Weeks (Nine Months) Ended October 31, 1998 versus Thirteen and Thirty-Nine Weeks Ended October 25, 1997.

Accounting Principle Changes
----------------------------

During the quarter ended October 31, 1998, the Company adopted changes in methods of accounting for membership fee revenues and preopening expenses. The Company had previously recognized membership fee revenues when received. Under its new accounting method, the Company now recognizes membership fee revenues as income over the life of the membership, which is typically twelve months. Previously, preopening expenses were charged ratably to operations between the date a new club opened and the end of the fiscal year. In implementing early adoption of AICPA SOP 98-5, "Reporting on the Costs of Start-up Activities," the Company now recognizes club preopening expenses when incurred.

The Company has reflected the effect of these accounting changes in its financial statements for the quarterly and year-to-date periods ended October 31, 1998. The cumulative effect of these accounting changes on prior years was recorded as of the beginning of the current fiscal year and is included in net income of the year-to-date period. The Company has restated the first two quarters to reflect these accounting changes. Last year's results have not been restated. For additional information on the accounting principle changes adopted in the third quarter, see Note 5 of Notes to Consolidated Financial Statements.

The following pro forma data gives effect to the retroactive application of the newly adopted accounting changes for all periods presented (dollars in millions except per share amounts):

                                 Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                 --------------------   -----------------------
                                 Oct. 31,    Oct. 25,    Oct. 31,    Oct. 25,
Pro forma information              1998        1997        1998        1997
---------------------            -------     -------     -------     -------
Net sales                        $828.5      $744.0      $2,442.8    $2,182.0
Membership fees and other          19.3        16.2          54.9        47.9
                                 ------      ------      --------    --------
Total revenues                    847.8       760.2       2,497.7     2,229.9
Cost of sales, including
  buying and occupancy costs      756.6       679.4       2,231.8     1,994.8
Selling, general and
  administrative expenses          65.3        58.6         187.4       164.1
Preopening expenses                 2.5         1.0           5.1         3.6
Pension termination costs             -           -           1.5           -
                                 ------      ------      --------    --------
Operating income                   23.4        21.2          71.9        67.4
Interest (income) expense,
  net                               (.2)        1.0           (.5)        8.5
                                 ------      ------      --------    --------
Income before income taxes         23.6        20.2          72.4        58.9
Provision for income taxes          9.2         7.8          28.3        22.8
                                 ------      ------      --------    --------
Net income                       $ 14.4      $ 12.4      $   44.1    $   36.1
                                 ======      ======      ========    ========
Diluted net income per share     $ 0.38       $0.33      $   1.16    $   0.96
                                 ======      ======      ========    ========

Results of Operations
---------------------

Net sales for the third quarter ended October 31, 1998 rose 11.4% to $828 million from $744 million reported in last year's third quarter. Net sales for the first nine months of the year totaled $2.4 billion, 12.0% higher than last year's comparable period. These increases were due to the opening of new stores and to comparable store sales increases of 5.8% in the third quarter and 5.6% year-to-date.

Total revenues in the third quarter included membership fees of $16.6 million versus pro forma membership fees of $13.8 million in last year's third quarter, an increase of 20.3%. Year-to-date membership fees were $48.0 million versus pro forma membership fees of $42.0 million last year, an increase of 14.3%. This year's results benefited from an increase in the membership fee for "Inner Circle" members from $30.00 to $35.00, effective February 1, 1998. The business membership fee was not changed.

Cost of sales (including buying and occupancy costs) was 91.3% of net sales in both this year's and last year's third quarter. For the first nine months, the cost of sales percentage was 91.4% both this year and last year.

Selling, general and administrative ("SG&A") expenses were 7.9% of net sales in both this year's and last year's third quarter. Year-to-date SG&A expenses were 7.7% of net sales this year versus 7.5% last year. The year-to-date increase was attributable mainly to higher credit and marketing costs, as well as increased expenses incurred as a result of the Company's operating as a separate, publicly owned entity. Increased credit expenses in the third quarter were offset by effective control of payroll related expenses. This year's higher credit expenses were due both to the increased level of credit card sales resulting from the Company's acceptance of VISA and to increased costs for the Company's co-branded MasterCard. Increased marketing costs, particularly in the first half of the year, were incurred to support the Company's entry into the Cleveland, Ohio, market.

This year's higher preopening expenses resulted primarily from opening more new clubs than in the previous year. The Company opened six new clubs in the first nine months of this year, including two in the third quarter. In addition, four new clubs were opened in the first five weeks of this year's fourth quarter. Last year the Company opened four new clubs in the first nine months, including two in the third quarter. No new clubs were opened in last year's fourth quarter.

Effective July 26, 1997, Waban Inc.'s Board of Directors approved the termination of the Waban Inc. Retirement Plan, in which certain of the Company's employees participated. In accordance with generally accepted accounting principles, the costs to terminate the Plan were not recognized until the Plan was settled, which occurred in this year's first quarter. Accordingly, during the nine months ended October 31, 1998, the Company recorded a pre-tax charge of $1.5 million in connection with the settlement of the Plan. On a post-tax basis, this charge amounted to $.9 million, or $.02 per share.

The components of net interest (income) expense were as follows (in thousands):

                                Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                --------------------   -----------------------
                                 Oct. 31,    Oct. 25,      Oct. 31,  Oct. 25,
                                   1998        1997          1998      1997
                                   ----        ----          ----      ----
Interest expense on debt         $ (67)      $  997        $   63    $8,355
Interest income                   (236)         (49)         (719)      (67)
                                 -----       ------        ------    ------
Interest (income) expense
  on debt, net                    (303)         948          (656)    8,288
Interest on capital leases          67           70           200       212
                                 -----       ------        ------    ------
Interest (income) expense,
  net                            $(236)      $1,018         $(456)   $8,500
                                 =====       ======        ======    ======

Interest expense on debt was net of capitalized interest of $218,000 in this year's third quarter and $537,000 year-to-date. Last year's capitalized interest was $77,000 in the third quarter and $361,000 year-to-date. As described in more detail below, the decrease in interest expense this year as compared to last year is due to significantly lower borrowing levels and interest rates applied to those borrowings.

The Company's year-to-date provision for income taxes was 39.0% of pre-tax income this year versus 38.6% in last year's comparable period.

Net income for the third quarter rose to $14.4 million, or $.38 per diluted share, from $13.8 million, or $.36 per diluted share, in last year's third quarter. For the first nine months, income before the cumulative effect of accounting principle changes was $44.1 million, or $1.16 per diluted share, versus last year's $35.8 million, or $.95 per diluted share. Including a post-tax charge of $19.3 million to reflect the cumulative effect of accounting principle changes, year-to-date net income for the current year was $24.8 million, or $.65 per diluted share.

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

The following table 1) restates last year's historical results for the effects of the spin-off noted in the preceding paragraph; 2) presents data on a pro forma basis, as if the newly adopted accounting principles for membership fees and preopening expenses had been in effect for all periods shown; and 3) excludes the pension termination charge from this year's results (dollars in millions except per share amounts):

                              Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                              --------------------     -----------------------
                            Oct. 31, Oct. 25,   %      Oct. 31, Oct. 25,   %
                              1998     1997    Incr.     1998     1997    Incr.
                              ----     ----    ----      ----     ----    ----
Operating income              $23.4   $21.2   10.4%      $73.4   $66.4   10.6%
Net income                    $14.4   $12.4   16.2%      $45.0   $38.5   17.1%
Diluted earnings per share    $0.38   $0.33   15.2%      $1.18   $1.01   16.8%

Over the remainder of the year, the Company expects to continue to benefit from the $5.00 increase in the Inner Circle membership fee. However, this benefit is expected to be largely offset by the same factors that affected the first nine months, namely higher preopening costs (resulting from a significant increase over last year in the number of new club openings), increased credit expenses and a higher-than-usual level of marketing expenses to support the Company's entry into the Ohio market. Additionally, the Company will not benefit from the impact of the 53-week fiscal year, as it did in the fourteen-week fourth quarter of 1997. Fourth quarter increases in credit costs are expected to be somewhat less pronounced than those in the first three quarters as the Company will have cycled its first anniversary of accepting the VISA payment card.

Year 2000 Compliance
--------------------

The Company has worked for several years to prepare its financial, merchandising and other information technology ("IT") systems for the Year 2000. The Company estimates that its Year 2000 assessment, remediation and testing efforts with regard to IT systems was approximately 85% complete as of October 31, 1998 and, except for the testing noted below, will be substantially complete by the end of the first quarter of fiscal 1999 without any material adverse effect on the Company's results of operations, financial position or cash flows. All major IT systems have been assessed for Year 2000 compliance. The Company expects that currently known Year
2000 issues (none of which is considered to be significant) will be remedied by the end of the first fiscal quarter of 1999. The Company intends to retest systems which are modified or upgraded before January 1, 2000 for Year 2000 compliance, regardless of whether the modification is related to the Year 2000 issue. The Company also plans to conduct a series of monthly production simulation tests of cyclical data over a ten-month period in 1999 to help ensure existing systems will be Year 2000 compliant. Since August 1998, the Company has conducted two disaster recovery tests simulating dates beyond Year 2000 and plans to conduct a series of three additional disaster recovery tests between April 1999 and the end of 1999. All of the Company's Year 2000 testing is performed in tandem with the Company's third party data processing center.

The Company is also in the process of reviewing its major non-IT systems for Year 2000 issues, including refrigeration, security and utilities systems.
BJ's estimates that its Year 2000 assessment, remediation and testing efforts with regard to non-IT systems is more than 90% complete as of October 31, 1998 and will be substantially complete by the end of fiscal 1998. The Company does not believe that Year 2000 issues related to non-IT systems will have a material adverse effect on the Company's results of operations, financial position or cash flows.

BJ's is working with key vendors and other third parties with whom it does business to minimize the potential adverse impact on the Company if they fail to address the Year 2000 issue successfully. The Company has formed a committee, with representatives from various departments in the Company, to examine the Year 2000 readiness of the Company's business partners. The Company plans to send a questionnaire regarding Year 2000 issues by the end of fiscal 1998 to its 200 highest volume merchandise vendors, all active freight vendors and 100 of its highest volume non-merchandise vendors, as well as a random sample of more than 300 other vendors. If necessary, the Company will seek alternate sources to replace vendors who may not be Year 2000 compliant. The Year 2000 committee will also attempt to evaluate the Year 2000 readiness of key third parties or vendors who share data with the Company, including banks and mail houses. Although some of the Company's agreements with manufacturers and other parties from whom it purchases products for resale contain provisions requiring third parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs related to claims by third parties related to the Year 2000 issue.

BJ's estimates that its total historical and estimated costs of Year 2000 assessment, remediation and testing will be approximately $1.3 million.

The Company believes that its most likely worst case Year 2000 scenario would probably result from a large number of key third parties with whom the Company does business not being Year 2000 compliant. Among the factors that would tend to mitigate the consequences of this scenario are that the Company sells a broad assortment of products and is not dependent on any particular class of merchandise; the Company is not dependent on a small number of vendors; the Company purchases most of its inventory from well-established, brand name vendors; and there are expected to be alternate sources of supply to vendors who encounter Year 2000 problems. However, there can be no assurance that the third parties with whom the Company does business will be successful in addressing the Year 2000 issue or that their failure to successfully address the issue will not have an adverse effect on the Company's financial condition and results of operations. The Company has not yet formally developed contingency plans to address this or other scenarios. As the Company completes its systems testing and performs its inquiries of third parties with whom it does business, it will evaluate the need to develop contingency plans.

The foregoing discussion of the Company's Year 2000 readiness contains forward-looking statements, including estimates of the costs of the Company's Year 2000 implementation efforts, the percentage of completion of those efforts and the dates on which the Company believes it will complete those efforts. Such statements are based upon management's current estimates, using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these forward-looking statements will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to assess, remedy and test all relevant computer code and embedded technology, the success of third parties with whom the Company has business relationships (including its third party data processing center) to successfully address their Year 2000 issues and similar uncertainties.

The foregoing information is intended to qualify as "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act to the maximum amount permitted by such Act.

Seasonality
-----------

The Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have typically been strongest in the Christmas holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards
---------------------------

During this year's second quarter, the Company adopted AICPA SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance as to whether certain internal use software costs should be capitalized as a long-lived asset or expensed when incurred. The effect of adopting this standard was not material.

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

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $48.2 million in the first nine months of 1998 versus $6.1 million in last year's comparable period. The increase in cash provided by operating activities was attributable primarily to a lower accounts payable-to-inventory ratio at the beginning of this year, as compared to the beginning of last year.

Cash expended for property additions was $55.4 million in the first nine months of 1998 versus $36.3 million in the same period in 1997. The Company opened six new clubs in this year's first nine months, including the Company's first two clubs in the Cleveland market. Four new clubs were opened in last year's first nine months.

The Company's capital expenditures are expected to total approximately $90 million in 1998, based on opening a total of approximately twelve new clubs for the year, including the opening of a third club in the Cleveland market and the planned opening of the Company's first club in the Columbus, Ohio, market. The timing of actual club openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

During the third quarter, the Company's Board of Directors authorized the repurchase of up to $50 million of the Company's common stock in open market or privately negotiated transactions. Through October 31, 1998, the Company has repurchased 724,300 shares of common stock for $26.2 million, or an average price of $36.14 per share.

Prior to the spin-off, the Company's operations and expansion were financed through loans advanced by Waban as needed. In July 1997, the Company entered into a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement, which was amended in December 1997, includes a $50 million sub-facility for letters of credit, of which $6.8 million was outstanding at October 31, 1998. The Company is required to pay an annual facility fee which is currently 0.10% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.25%, (b) the agent bank's prime rate or
(c) a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, prohibit the payment of cash dividends on the Company's common stock, and generally limit the repurchase of the Company's common stock to $50 million.

The Company also maintains a separate line in the amount of $30 million for letters of credit, primarily to support the purchase of inventories, of which $12.0 million was outstanding at October 31, 1998, and an additional $20 million uncommitted credit line for short-term borrowings.

Increases in merchandise inventories and accounts payable since the end of the previous fiscal year were due mainly to normal seasonal requirements and to new stores. Increases in inventories and accounts payable from the end of last year's third quarter were due to new stores. As a result of the change in method of accounting for membership fees adopted in this year's third quarter, a total of $31.0 million of deferred membership fee income was included in accrued expenses and other current liabilities at October 31, 1998.

Cash and cash equivalents totaled $7.7 million as of October 31, 1998. Borrowings at October 31, 1998 consisted of $45.0 million under the Company's bank credit agreement and $19.5 million under the Company's uncommitted credit line. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through January 29, 2000. However, the Company may from time to time seek to obtain additional financing.

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

                            PART II.  OTHER INFORMATION


Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               18.0    Letter re: Change in Accounting Principle

               27.0    Financial Data Schedules


          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended October 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BJ'S WHOLESALE CLUB, INC.
                                   ----------------------------
                                   (Registrant)





Date:  December 14, 1998           /S/ JOHN J. NUGENT
       -----------------           ----------------------------
                                   John J. Nugent
                                   President and Chief
                                   Executive Officer
                                   (Principal Executive Officer)






Date:  December 14, 1998           /S/ FRANK D. FORWARD
       -----------------           ----------------------------
                                   Frank D. Forward
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)