Form 10-Q/A
period 1998-10-31
BJS WHOLESALE CLUB INC
filed 1999-04-20
CIK 1037461

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________


                      Commission File Number:  001-13143

                           BJ's Wholesale Club, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                      04-3360747
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


One Mercer Road, Natick, Massachusetts                              01760
----------------------------------------                           -------
(Address of principal executive offices)                           (Zip Code)


                                (508) 651-7400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes     [ ] No

     The number of shares of the Registrant's common stock outstanding as of November 28, 1998: 36,992,984.

                               EXPLANATORY NOTE

     This Amendment No. 1 on Quarterly Report on Form 10-Q/A of BJ's Wholesale Club, Inc. amends and restates Part II, Item 6 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 (File No. 001-13143).


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits

          The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of or are included in this report.

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



                                    BJ'S WHOLESALE CLUB, INC.


Date:  April 20, 1999               /s/ John J. Nugent
                                    --------------------------------------
                                    John J. Nugent
                                    President and Chief
                                    Executive Officer
                                    (Principal Executive Officer)


Date:  April 20, 1999               /s/ Frank D. Forward
                                    --------------------------------------
                                    Frank D. Forward
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit
  No.                     Description
--------                  -----------

18        Letter re: Change in Accounting Principles

27.1      Restated Financial Data Schedule for the three months ended May 2,
          1998

27.2      Restated Financial Data Schedule for the six months ended August 1,
          1998

27.3 Financial Data Schedule for the nine months ended October 31, 1998 is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 (Commission File No. 001-13143)