Form 10-K405
period 1999-01-30
BJS WHOLESALE CLUB INC
filed 1999-04-22
CIK 1037461

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 30, 1999
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 --------------
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

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
   Title of each class                           on which registered
   -------------------                           -------------------
 Common Stock, par value $.01                  New York Stock Exchange
 Preferred Share Purchase Rights               New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_| .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 1999 was approximately $1,938,241,000 based on the closing price of $26.3125 on the New York Stock Exchange on such date.

     There were 73,880,162 shares of the Registrant's Common Stock, $.01 par value, outstanding as of March 31, 1999.

                       Documents Incorporated by Reference

     Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders (Part III).

================================================================================

                                     PART 1

Item 1. Business

General

     BJ's Wholesale Club introduced the warehouse club concept to New England in 1984 and has since expanded in the northeastern and mid-Atlantic states, as well as in Ohio and southern Florida. As of January 30, 1999, BJ's operated 96 warehouse clubs in 13 states and had over five million members. The table below shows the number of BJ's locations by state.

                                                          Number of
        State                                             Locations
        -----                                             ---------

        New York........................................     23
        Massachusetts...................................     13
        New Jersey......................................     12
        Pennsylvania....................................     10
        Connecticut.....................................      7
        Florida.........................................      6
        Maryland........................................      6
        Virginia........................................      6
        New Hampshire...................................      4
        Ohio............................................      4
        Maine...........................................      2
        Rhode Island....................................      2
        Delaware........................................      1
                                                             ---
           Total........................................     96
                                                             ===

     On July 28, 1997, BJ's Wholesale Club, Inc. ("BJ's" or the "Company") became an independent, publicly owned entity when Waban Inc. ("Waban"), BJ's parent company at the time, distributed to its stockholders on a pro rata basis all of the Company's outstanding common stock. Before that date, the BJ's business had operated as a division of Waban.

     The fiscal year ended January 30, 1999 is referred to as "1998" or "fiscal 1998" below. Other fiscal years are referred to in a similar manner.

Industry Overview

     Warehouse clubs offer a narrow assortment of brand name food and general merchandise items within a wide range of product categories. In order to achieve high sales volumes and rapid inventory turnover, merchandise selections are generally limited to items that are brand name leaders in their categories. Since warehouse clubs sell a diversified selection of product categories, they attract customers from a wide range of other wholesale and retail distribution channels, such as supermarkets, supercenters, department stores, discount stores, office supply stores, consumer electronics stores, automotive stores and wholesale distributors. The Company believes that it is difficult for these higher cost channels of distribution to match the low prices offered by warehouse clubs.

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

Business Model

     The Company has developed an operating model that it believes differentiates it from its warehouse club competition. First, BJ's seeks to establish and maintain the leading industry position in the markets in which it operates. Secondly, by clustering its clubs, BJ's maximizes the efficiencies of management support, distribution and marketing activities. Finally, BJ's places added focus on the retail customer, its Inner Circle(R) member, through merchandising strategies that emphasize a customer-friendly shopping experience. By supplementing the warehouse format with aisle markers, express check-out lanes and low-cost video-based sales aids, BJ's makes shopping more efficient for its members. BJ's is also the only major warehouse club operator to accept manufacturers' coupons, which provides added value for its members. Additionally, BJ's emphasizes the creation of an exciting shopping experience for its retail members with a constantly changing mix of food and general merchandise items and carries a broader product assortment than its warehouse competitors. Management believes these strategies aimed at the general consumer allow BJ's to achieve higher warehouse club operating margins.

Expansion

     Since the beginning of 1993, BJ's has grown from 39 clubs to 96 clubs in operation at January 30, 1999. As a result, approximately 61% of BJ's clubs have been in operation for fewer than six years, and many of these are considered to be in the early stages of maturation.

     BJ's plans to open approximately ten new clubs in the current year, expanding its presence in southern Florida and Ohio and filling in existing markets. Longer term, BJ's plans to increase the square footage of the chain by approximately 10% annually.

                              Clubs          Clubs       Clubs         Clubs
                           in Operation      Opened      Closed    in Operation
                           at Beginning      During      During       at End
   Year                       of Year       the Year    the Year      of Year
   -----                   ------------   -----------  ----------  ------------
   1993...................      39             13          --          52
   1994...................      52             11           1          62
   1995...................      62              9          --          71
   1996...................      71             10          --          81
   1997...................      81              4           1          84
   1998...................      84             12          --          96


Store Profile

     As of January 30, 1999, BJ's operated 82 traditional size "big box" warehouse clubs that averaged approximately 112,000 square feet and 14 smaller format warehouse clubs that averaged approximately 69,000 square feet. The smaller format clubs are designed to serve markets whose population is not sufficient to support a full-sized warehouse club. Including space for parking, a typical full-sized BJ's club requires nine to eleven acres of land. The smaller version typically requires approximately eight acres. BJ's clubs are located in both free-standing locations and shopping centers.

     Construction and site development costs for a full-sized BJ's club average approximately $5 million. Land acquisition costs for a club generally range from $2.5 million to $5.5 million, but can be significantly higher in some locations. Opening a traditional-sized BJ's club entails an initial capital investment of approximately $2.6 million for fixtures and equipment, as well as approximately $2 million for inventory (net of accounts payable), and preopening costs.

Merchandising

     BJ's services its existing members and attracts new members by providing a broad range of high quality, brand name merchandise at everyday prices that are consistently lower than the prices of traditional wholesalers, discount retailers, supermarkets and specialty retail operations. BJ's limits the items offered in each product line to fast selling styles, sizes and colors and, therefore, carries an average of approximately 5,000 active stock-keeping units ("SKU's"). By contrast, supermarkets normally stock approximately 25,000 SKU's, and discount stores typically stock approximately 60,000 SKU's. BJ's works closely with manufacturers to develop packaging and sizes which are best suited to selling through the warehouse club format in order to minimize handling costs and to provide increased value to members.

     In 1998, food accounted for approximately 60% of BJ's sales. The remaining 40% consisted of a wide variety of general merchandise items. Food categories at BJ's include frozen foods, fresh meat and dairy products, dry grocery items, fresh produce, canned goods, and household paper products and cleaning supplies. General merchandise includes office supplies and equipment, consumer electronics, small appliances, auto accessories, tires, jewelry, housewares, health and beauty aids, computer software, books, greeting cards, apparel, tools, toys and seasonal items.

     To ensure that its merchandise selection is closely attuned to the tastes of its members, BJ's employs regional buyers who are responsible for tailoring the product selection in individual warehouse clubs to the regional and ethnic tastes of the local market.

     BJ's introduced a private label program during 1998, which it expects to develop over the next several years, to offer greater value to its members. Two labels are in use: "Executive Choice(TM)" for products targeted to business members, and "Berkley & Jensen(TM)" for products targeted to BJ's Inner Circle members. BJ's private label products will be premium quality only, and will generally be priced 20% lower than the top branded product within its category. Initial private label products are commodity items such as paper towels, bath tissue, diapers, juices, detergents, analgesics, vitamins and supplements. Over time, BJ's expects its private label products to represent an increasing percentage of total revenues.

     BJ's also offers a number of specialty services designed to enable members to complete more of their shopping at BJ's which, management believes, encourages more frequent trips to the clubs. Most of these services are provided by outside operators licensed to operate in BJ's space. Included are full-service optical stores, food courts, some of which offer brand name fast food service, one-hour photo service, a selection of garden sheds and gazebos, a propane tank filling service, and a muffler and brake service operated in conjunction with Munro Muffler Brake and Speedy Auto Service, and Tuffy Automobile Service Centers. A test of a mini-branch bank concept continues in three of BJ's clubs and is being expanded in 1999. In addition, BJ's began marketing home and business alarm systems in early 1999 through Protection One(R).

     In 1998, BJ's opened gas stations at five of its clubs to test whether offering gas at wholesale prices would have a positive impact on membership and sales. Initial results have been promising. The gas stations are self-service, relying on "pay at the pump" technology that accepts MasterCard(R), VISA(R), Discover(R) and debit card transactions. Both regular and premium gas is available. To date, BJ's has generally maintained its price at 10 to 12 cents per gallon less than the average prices in each market. BJ's plans to expand this service in 1999.

     The Company introduced its "BJ's Premier Benefits(TM)" program in 1998, which is designed to enhance the value of BJ's membership, particularly to business members. Included in the program are discounted payment processing for all major credit cards, participation in an established preferred medical provider network that makes comprehensive health care services available to BJ's members at discounted rates, local and long-distance phone and Internet access, rebates on the buying and selling of residential real estate, travel services and printing of business forms, checks and signs. Participation in BJ's Premier Benefits is open to all BJ's members and is included in the regular cost of BJ's membership.

Membership

     Paid membership is an essential part of the warehouse club concept. In addition to providing a source of revenue which permits BJ's to offer low prices, membership reinforces customer loyalty. BJ's has two primary types of members: business members and Inner Circle members. BJ's Inner Circle members are likely to be home owners who have incomes which are above the average for the Company's trading areas. BJ's believes that a significant percentage of its business members are also active BJ's shoppers for their personal needs. At January 30, 1999, the Company had over five million members (including supplemental cardholders).

     BJ's charges $35 per year for a primary Inner Circle membership that includes one free supplemental membership. Members in the same household may purchase additional supplemental memberships for $15 each. Effective February 1, 1999, a business membership also costs $35 per year and includes one free supplemental membership. Additional supplemental business memberships cost $15 each. BJ's membership policy is open to all, whereas the Company's competitors have typically required individual members to belong to certain qualifying groups. BJ's believes that its more liberal membership policy has attracted incremental sales without adversely affecting its costs.

Advertising and Public Relations

     BJ's increases customer awareness of its warehouse clubs primarily through direct mail, public relations efforts, new store marketing programs, and limited vendor-funded television and radio advertising during the holiday season. BJ's also employs dedicated marketing personnel who solicit potential business members and who contact selected community groups to increase the number of members. From time to time, BJ's runs free trial membership promotions to attract new members, with the objective of converting them to paid membership status, and also uses one-day passes to introduce non-members to its warehouse clubs. These programs result in very low marketing expenses compared with typical retailers.

Warehouse Club Operations

     BJ's ability to achieve profitable operations depends upon the efficient operation of its warehouse clubs and high sales volumes. The Company buys most of its merchandise at volume discounts from manufacturers for shipment either to a BJ's cross-docking facility or directly to BJ's clubs. This eliminates many of the costs associated with traditional multiple-step distribution channels, including distributors' commissions and the costs of storing merchandise in central distribution facilities.

     BJ's routes a significant percentage of its purchases through cross-docking facilities which break down truckload quantity shipments from manufacturers and reallocate these goods for shipment to individual clubs, generally on a same-day basis. This permits BJ's to negotiate better volume discounts and reduces freight expense, the number of trucks received at each club and related receiving costs.

     The Company works closely with manufacturers to minimize the amount of handling required once merchandise is received at a club. Most merchandise is pre-marked by the manufacturer with the universal product code (UPC) so that it does not require ticketing at the club. In addition, BJ's minimizes labor costs by designing its clubs to be self-service for members. Merchandise for sale is displayed on pallets containing large quantities of each item, thereby reducing labor required for handling, stocking and restocking. Back-up merchandise is generally stored in steel racks above the sales floor. BJ's goal is to keep at least one day's supply of each item on the selling floor.

     BJ's has been able to limit inventory losses to levels well below those typical of other retailers by strictly controlling the exits of its clubs, by generally limiting customers to members and by using state-of-the-art electronic article surveillance technology. BJ's inventory shrinkage was less than .20% of net sales in 1998. Problems associated with payments by check have been insignificant, as members who issue dishonored checks are restricted to cash-only terms. BJ's policy is to accept returns of merchandise within a reasonable time after purchase.

     In October 1995, BJ's became the first warehouse club chain to accept the MasterCard credit card and in September 1997, became the first warehouse club chain to accept VISA. Additionally, BJ's members may pay for their purchases by cash, check or Discover card.

Information Systems

     Over the course of its development, BJ's has made a significant investment in information systems. BJ's was the first warehouse club operator to introduce scanning devices which work in conjunction with its electronic point of sale
(EPOS) terminals. Sales data is analyzed daily for replenishment purposes. Detailed purchasing data on individual members permits the buying staff and store managers to track changes in members' buying behavior. Detailed shrinkage data by SKU by club allows management to quickly identify inventory shrinkage problems and formulate effective action plans.

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

     A large number of competitive membership warehouse clubs exists in BJ's markets. Approximately 88% of BJ's 82 "big box" warehouse clubs have at least one competitive membership warehouse club in their trading areas at a distance of about ten miles or less. None of the smaller format clubs has direct competition from other warehouse clubs.

     BJ's believes price is the major competitive factor in the markets in which it competes. Other competitive factors include store location, merchandise selection, member services and name recognition. BJ's believes its efficient, low cost form of distribution gives it a significant competitive advantage over more traditional channels of wholesale and retail distribution.

Seasonality

     Sales and net income have typically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Employees

     As of January 30, 1999, BJ's had approximately 12,500 employees ("team members") of whom approximately 300 were considered part-time employees (persons who work less than 20 hours per week). Approximately 750 team members were employed in management and office support functions; the balance worked in the warehouse clubs and cross-docking facilities. None of the Company's team members is represented by unions. BJ's considers its relations with its team members to be excellent.

Item 2. Properties

     BJ's operated 96 warehouse club locations as of January 30, 1999, of which 55 are leased under long-term leases and 30 are owned. BJ's owns the buildings at the remaining 11 locations, which are subject to long-term ground leases. A listing of BJ's locations within each state is shown on page 2.

     The unexpired terms of BJ's leases range from approximately one to 42 years, and average approximately 15 years. BJ's has options to renew all but one of its leases for periods that range from approximately 5 to 50 years and average approximately 21 years. These leases require fixed monthly rental payments which are subject to various adjustments. Certain leases require payment of a percentage of the warehouse's gross sales in excess of certain amounts. Generally, all leases require that BJ's pay all property taxes, insurance, utilities and other operating costs.

     BJ's home offices in Natick, Massachusetts, occupy 142,000 square feet under leases expiring January 31, 2001, with options to extend these leases through January 31, 2006. The Company also leases two cross-docking facilities, which occupy a total of 442,000 square feet under leases which expire in 2005 and 2010, with options to extend these leases through 2015 and 2025, respectively. To support BJ's growth, the Company plans, by the end of 2000, to add capacity to its distribution system that would approximately double the square footage of its existing cross-docking facility serving southeastern, mid-Atlantic and midwest markets.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 30, 1999.

Item 4A. Executive Officers of the Registrant

                                             Office and Employment
Name                     Age                 During Last Five Years
----                     ---                 ----------------------

Herbert J. Zarkin.....   60      Chairman of the Board of the Company since
                                 July 1997; President, Chief Executive Officer and Director of Waban (1993-1997); Executive
                                 Vice President of Waban (1989-1993);
                                 President of the BJ's Division  of Waban (the
                                 "BJ's Division") (1990-1993)

John J. Nugent........   52      President, Chief Executive Officer and
                                 Director of the Company since July 1997;
                                 Executive Vice President of Waban and
                                 President of the BJ's Division (1993-1997);
                                 Senior Vice President, Sales Operations of the BJ's Division (1991-1993)

Frank D. Forward......   44      Executive Vice President and Chief Financial
                                 Officer of the Company since July 1997;
                                 Executive Vice President, Finance of the BJ's
                                 Division from February 1997 to July 1997;
                                 Senior Vice President, Finance of the BJ's
                                 Division (1994-1997); Vice President, Finance of the BJ's Division (1991-1994)

Laura J. Sen..........   42      Executive Vice President, Merchandising of
                                 the Company since July 1997; Executive Vice
                                 President, Merchandising of the BJ's Division from February 1997 to July 1997; Senior Vice
                                 President, General Merchandise of the BJ's
                                 Division (1993-1997); Vice President,
                                 Logistics of the BJ's Division (1991-1993)

Michael T. Wedge......   45      Executive Vice President, Club Operations of
                                 the Company since July 1997; Executive Vice
                                 President, Sales Operations of the BJ's
                                 Division from February 1997 to July 1997;
                                 Senior Vice President, Sales Operations of the BJ's Division (1993-1997); Vice
                                 President, Sales Operations of the BJ's
                                 Division (1991-1993)

Sarah M. Gallivan.....   56      Vice President and General Counsel of the
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

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

     The common stock of the Company began trading on July 29, 1997 and is listed on the New York Stock Exchange (symbol "BJ"). The quarterly high and low stock prices for the fiscal years ended January 30, 1999 and January 31, 1998, adjusted for the effect of the two-for-one stock split distributed on March 2, 1999, were:

                            Fiscal Year Ended          Fiscal Year Ended
                            January 30, 1999           January 31, 1998
                          ---------------------     -----------------------
       Quarter              High        Low            High         Low
       -------            ---------  ----------     ---------    ----------
       First              $ 20 5/16   $14 15/16     $   --        $  --
       Second               20 31/32   18 1/16          --           --
       Third                19 3/8     16 1/8        15 25/32      13 5/32
       Fourth               23 5/32    17 1/32       16 5/32       13

     The approximate number of stockholders of record at March 31, 1999 was 2,467. The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain earnings to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. For restrictions on the payment of dividends, see Note C of Notes to the Consolidated Financial Statements included elsewhere in this report.

Item 6. Selected Financial Data

                                                                                  Fiscal Year Ended
                                                  ----------------------------------------------------------------------------------
                                                  Jan. 30, 1999     Jan. 31, 1998    Jan. 25, 1997    Jan. 27, 1996    Jan. 28, 1995
                                                  -------------     -------------    -------------    -------------    -------------
                                                                     (53 Weeks)
                                                                     (Dollars in Thousands except Per Share Data)
Income Statement Data:
Net sales ....................................     $ 3,476,846       $ 3,159,786      $ 2,859,950      $ 2,470,307      $ 2,237,029
Membership fees and other ....................          75,335            67,556           64,746           61,096           58,360
                                                   -----------       -----------      -----------      -----------      -----------
Total revenues ...............................       3,552,181         3,227,342        2,924,696        2,531,403        2,295,389
                                                   -----------       -----------      -----------      -----------      -----------
 Cost of sales, including buying
  and occupancy costs ........................       3,154,017         2,872,303        2,605,602        2,263,532        2,054,167
 Selling, general and
  administrative expenses ....................         255,087           231,203          208,077          180,426          170,717

Preopening expenses ..........................           7,743             3,190            6,447            4,788            5,997
Pension termination costs ....................           1,521                --               --               --               --
                                                   -----------       -----------      -----------      -----------      -----------
Operating income .............................         133,813           120,646          104,570           82,657           64,508
Interest (income) expense, net ...............            (956)            8,733           16,838           14,757           13,665
                                                   -----------       -----------      -----------      -----------      -----------
Income before income taxes and
 cumulative effect of accounting
 principle changes ...........................         134,769           111,913           87,732           67,900           50,843
Provision for income taxes ...................          52,964            43,646           34,108           26,350           19,941
                                                   -----------       -----------      -----------      -----------      -----------
Income before cumulative effect
 of accounting principle changes .............          81,805            68,267           53,624           41,550           30,902
Cumulative effect of accounting
 principle changes ...........................         (19,326)               --               --               --               --
                                                   -----------       -----------      -----------      -----------      -----------
Net income ...................................     $    62,479       $    68,267      $    53,624      $    41,550      $    30,902
                                                   ===========       ===========      ===========      ===========      ===========

Income per common share:
Basic earnings per share:
 Income before cumulative effect
  of accounting principle changes ............     $      1.09       $      0.91      $      0.72      $      0.55      $      0.41
 Cumulative effect of accounting
  principle changes ..........................           (0.26)               --               --               --               --
                                                   -----------       -----------      -----------      -----------      -----------
  Net income .................................     $      0.83       $      0.91      $      0.72      $      0.55      $      0.41
                                                   ===========       ===========      ===========      ===========      ===========

Diluted earnings per share:
 Income before cumulative effect
  of accounting principle changes ............     $      1.07       $      0.90      $      0.72      $      0.55      $      0.41
 Cumulative effect of accounting
  principle changes ..........................           (0.25)               --               --               --               --
                                                   -----------       -----------      -----------      -----------      -----------
 Net income ..................................     $      0.82       $      0.90      $      0.72      $      0.55      $      0.41
                                                   ===========       ===========      ===========      ===========      ===========

Pro forma amounts assuming accounting
 principle changes are applied
 retroactively:
Net income ...................................     $    81,805       $    65,699      $    53,201      $    40,289      $    27,773
                                                   ===========       ===========      ===========      ===========      ===========
Earnings per common share - basic ............     $      1.09       $      0.88      $      0.71      $      0.54      $      0.37
                                                   ===========       ===========      ===========      ===========      ===========
Earnings per common share - diluted ..........     $      1.07       $      0.87      $      0.71      $      0.54      $      0.37
                                                   ===========       ===========      ===========      ===========      ===========

Balance Sheet Data:
Working capital ..............................     $   108,979       $   124,957      $    62,942      $    77,207      $    58,252
Total assets .................................         907,630           811,636          737,211          676,675          563,931
Long-term debt and obligations
 under capital leases ........................          32,249            44,930            2,592            2,731            2,960
Loans and advances from Waban Inc. ...........              --                --          148,081          181,730          142,512
Stockholders' equity .........................         485,042           446,257          275,607          221,983          180,433

Clubs open at end of year ....................              96                84               81               71               62

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

     Unless noted otherwise, the fiscal year ended January 30, 1999 is referred to as "1998". Other fiscal years are referred to in a similar manner.

Accounting Principle Changes

     During the quarter ended October 31, 1998, the Company adopted changes in methods of accounting for membership fee revenues and preopening expenses. The Company had previously recognized membership fee revenues when received. Under its new accounting method, the Company now recognizes membership fee revenues as income over the life of the membership, which is typically twelve months. Previously, preopening expenses were charged ratably to operations between the date a new club opened and the end of the fiscal year. In implementing American Institute of CPA's Statement of Position ("AICPA SOP") 98-5,"Reporting on the Costs of Start-up Activities," the Company now recognizes club preopening expenses when incurred.

     The Company has included the effect of these accounting changes in its financial statements for the fiscal year ended January 30, 1999. The cumulative effect of these accounting changes on prior years was recorded as of the beginning of the first quarter of 1998. Previous years' results are not restated. For additional information on these accounting principle changes, see Note A of Notes to Consolidated Financial Statements.

     The following pro forma information gives effect to the retroactive application of the newly adopted accounting changes for all periods presented:

                                                                                  Fiscal Year Ended
                                                 --------------------------------------------------------------------------------
                                                      January 30, 1999             January 31, 1998           January 25, 1997
                                                 -------------------------     ------------------------   -----------------------
                                                                                     (53 weeks)
                                                                   % of                         % of                      % of
                                                     $           Net Sales         $          Net Sales       $         Net Sales
                                                 ---------       ---------     ---------      ---------   ---------     ---------
                                                                   (Dollars in Millions except Per Share Amounts)
Pro forma information
Net sales ....................................   $ 3,476.8           100.0%    $ 3,159.8          100.0%  $ 2,860.0         100.0%
Membership fees and other ....................        75.4             2.2          65.1            2.1        63.5           2.2
                                                 ---------       ---------     ---------      ---------   ---------     ---------
Total revenues ...............................     3,552.2           102.2       3,224.9          102.1     2,923.5         102.2
                                                 ---------       ---------     ---------      ---------   ---------     ---------
Cost of sales, including buying
 and occupancy costs .........................     3,154.1            90.7       2,872.3           90.9     2,605.6          91.1
Selling, general and administrative
 expenses ....................................       255.1             7.3         231.2            7.3       208.1           7.3
Preopening expenses ..........................         7.7              .2           5.0             .2         5.9            .2
Pension termination costs ....................         1.5              .1            --             --          --            --
                                                 ---------       ---------     ---------      ---------   ---------     ---------
Operating income .............................       133.8             3.9         116.4            3.7       103.9           3.6
Interest (income) expense, net ...............        (1.0)             --           8.7             .3        16.9            .5
                                                 ---------       ---------     ---------      ---------   ---------     ---------
Income before income taxes ...................       134.8             3.9         107.7            3.4        87.0           3.1
Provision for income taxes ...................        53.0             1.5          42.0            1.3        33.8           1.2
                                                 ---------       ---------     ---------      ---------   ---------     ---------
Net income ...................................   $    81.8             2.4%    $    65.7            2.1%  $    53.2           1.9%
                                                 =========       =========     =========      =========   =========     =========
Diluted net income per common
 share .......................................   $    1.07                     $     .87                  $     .71
                                                 =========                     =========                  =========
Number of clubs in operation
 at year end .................................          96                            84                         81

Stock Split

     On February 4, 1999, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend, which was distributed on March 2, 1999 to stockholders of record on February 16, 1999. The split was executed by reissuing the 803,638 treasury shares held by the Company and issuing 36,098,862 additional shares of common stock on the distribution date. The stock split is recorded in the financial statements for the fiscal year ended January 30, 1999. All historical earnings per share amounts have been restated to reflect the stock split. Reference to stock activity before the distribution of the split has not been restated unless otherwise noted.

Results of Operations

     Net sales increased by 10.0% from 1997 to 1998 and by 10.5% from 1996 to 1997. 1997 was a 53-week fiscal year. The increases in both years were due to the opening of new stores and to comparable store sales increases. Comparable store net sales (on a same-week basis) increased by 5.2% from 1997 to 1998 and by 3.1% from 1996 to 1997.

     Total revenues included membership fees of $65.5 million in 1998 and pro forma membership fees of $56.4 million and $54.9 million in 1997 and 1996, respectively. Membership fees in 1998 benefited from the addition of new stores and an increase in the fee for Inner Circle, or retail, members from $30 to $35, effective February 1, 1998.

     Cost of sales (including buying and occupancy costs) as a percentage of net sales was 90.7% in 1998, 90.9% in 1997 and 91.1% in 1996. The decreases in the cost of sales percentage resulted from the Company's ability to introduce higher margin products into the merchandise mix, to achieve economies of scale and other efficiencies in its distribution and inventory management operations, and to leverage certain fixed buying and occupancy costs on increased comparable store sales.

     Selling, general and administrative expenses were 7.3% of net sales in each of 1998, 1997 and 1996. Credit expenses have risen in the last two years due to the increased level of credit card sales resulting mainly from the Company's acceptance of VISA beginning in September 1997 and to increased costs in 1998 for the Company's co-branded MasterCard. The Company also incurred incremental marketing costs in 1998 to support its entry into the Ohio market and higher general and administrative expenses after July 1997 as a result of operating as an independent publicly owned entity. The Company has been able to offset these increases by effectively controlling other operating expenses and leveraging certain fixed costs on increased sales resulting from both comparable store sales increases and a growing number of clubs.

     Preopening expenses were $7.7 million in 1998 versus pro forma preopening expenses of $5.0 million and $5.9 million in 1997 and 1996, respectively. The Company opened twelve new clubs in 1998, including two in February, four in 1997 and ten in 1996.

     Waban's Board of Directors approved the termination of the Waban Inc. Retirement Plan effective July 26, 1997. In accordance with generally accepted accounting principles, the costs to terminate the Plan were not recognized until the Plan was settled, which occurred in the first quarter of 1998. Accordingly, during the fiscal year ended January 30, 1999, the Company recorded a pre-tax charge of $1.5 million in connection with the settlement of the Plan, in which certain of the Company's employees participated. On a post-tax basis, this charge amounted to $.9 million, or $.01 per share.

     The components of net interest (income) expense in the last three fiscal years were as follows:

                                                                       Fiscal Year Ended
                                                       ----------------------------------------------------
                                                       Jan. 30, 1999      Jan. 31, 1998       Jan. 25, 1997
                                                       -------------      -------------       -------------
                                                                      (Dollars in Millions)
     Interest expense on debt ........................     $  .2              $ 8.9               $16.6
     Interest income .................................      (1.4)               (.5)                (.1)
                                                           -----              -----               -----
     Interest on debt (net) ..........................      (1.2)               8.4                16.5
     Interest on capital leases ......................        .2                 .3                  .3
                                                           -----              -----               -----
     Interest on debt and capital leases (net) .......     $(1.0)             $ 8.7               $16.8
                                                           =====              =====               =====

     Interest expense on debt is presented net of capitalized interest of $.7 million in 1998, $.4 million in 1997 and $1.0 million in 1996. As described in more detail below, interest expense (net) after July 28, 1997 was reduced because of significantly lower borrowing levels and interest rates applied to those borrowings after the spin-off.

     The Company's income tax provision was 39.3% of pre-tax income in 1998, 39.0% in 1997 and 38.9% in 1996.

     Income before the cumulative effect of accounting principle changes was $81.8 million, or $1.07 per diluted share, in 1998 versus pro forma net income of $65.7 million, or $.87 per diluted share, in 1997 and $53.2 million, or $.71 per diluted share, in 1996. The cumulative effect of accounting principle changes reduced net income in 1998 by $19.3 million, or $.25 per diluted share. Net income in 1998 was $62.5 million, or $.82 per diluted share.

     BJ's Wholesale Club, Inc. commenced operations as a separate entity immediately following its July 28, 1997 spin-off from Waban. Therefore, reported financial results through the first half of 1997 reflect BJ's historical position as a division of Waban and, as such, may not be indicative of performance after the spin-off. As a separate, publicly owned company, BJ's is incurring SG&A costs assumed to be approximately $.5 million per quarter higher than the amounts included in the historical financial statements for periods preceding the spin-off. However, interest on intercompany borrowings charged at an annual rate of 10% prior to the spin-off has been replaced by interest on bank borrowings at an assumed rate of approximately 6.5% per year, and the level of debt has been reduced substantially by the contribution to capital of approximately $101 million of BJ's intercompany debt immediately prior to the spin-off.

     The following table: 1) restates 1997's and 1996's historical results for the effects of the spin-off noted in the preceding paragraph; 2) presents data on a pro forma basis, as if the newly adopted accounting principles for membership fees and preopening expenses had been in effect for all periods shown; and 3) excludes the pension termination charge from 1998's results:

                                                                      Fiscal Year Ended
                                              -------------------------------------------------------------------
                                                 Jan. 30, 1999           Jan. 31, 1998           Jan. 25, 1997
                                              -------------------    ---------------------    -------------------
                                                $         % Incr.      $           % Incr.      $         % Incr.
                                              ------      -------    ------        -------    ------      -------
                                                        (Dollars in Millions except Per Share Amounts)
Pro forma information
Operating income ..........................   $135.3       17.2%     $115.4         13.3%     $101.9       29.6%
Net income ................................     82.7       21.6        68.0         16.9        58.2       29.8
Diluted net income per share ..............     1.09       22.5         .89         15.6         .77       30.5

     Effective February 1, 1999, the Company increased its membership fee for business members from $30 to $35. The fee for Inner Circle members of $35 remains unchanged. The effect of this increase is expected to be less significant than that of the $5 increase charged to Inner Circle members one year earlier, as business members account for approximately 25% of total members.

Year 2000 Compliance

     The Company has worked for several years to prepare its financial, merchandising and other information technology ("IT") systems for the Year 2000. The Company estimates that its Year 2000 assessment, remediation and testing efforts with regard to IT systems were substantially complete as of January 30, 1999, except for the scheduled replacement of personal computers in certain home office departments, which will be completed by October 1999, and the testing noted below. All major IT systems have been assessed for Year 2000 compliance and the Company believes that currently known Year 2000 issues have been remedied. Based on these efforts, the Company does not believe that Year 2000 issues related to IT systems will have a material adverse effect on the Company's results of operations, financial position or cash flows. The Company intends to retest systems which are modified or upgraded before January 1, 2000 for Year 2000 compliance, regardless of whether the modification is related to the Year 2000 issue, and intends to institute a moratorium on all new systems applications in its fourth quarter of 1999. The Company also plans to conduct a series of monthly production simulation tests of cyclical data over a ten-month period in 1999 to help ensure existing systems will be Year 2000 compliant. Since August 1998, the Company has successfully conducted two disaster recovery tests simulating dates beyond Year 2000 and plans to conduct a series of three additional disaster recovery tests between April 1999 and the end of 1999. All of the Company's Year 2000 testing is performed in tandem with the Company's third-party data processing center.

     The Company has also been reviewing its major non-IT systems for Year 2000 issues, including refrigeration, security and utilities systems. BJ's estimates that its Year 2000 assessment, remediation and testing efforts with regard to non-IT systems are substantially complete. Based on these efforts, the Company does not believe that Year 2000 issues related to non-IT systems will have a material adverse effect on the Company's results of operations, financial position or cash flows.

     BJ's is working with key vendors and other third parties with whom it does business to minimize the potential adverse impact on the Company if they fail to address the Year 2000 issue successfully. The Company has formed a committee, with representatives from various departments in the Company, to examine the Year 2000 readiness of the Company's business partners. The Company has sent a questionnaire regarding Year 2000 issues to its 200 highest volume merchandise vendors, all active freight vendors and 100 of its highest volume non-merchandise vendors, as well as a random sample of more than 300 other vendors. The majority of responses are expected to be received by the end of the first quarter. If necessary, the Company will seek alternate sources to replace vendors who may not be Year 2000 compliant. The Year 2000 committee will also attempt to evaluate the Year 2000 readiness of key third parties or vendors who share data with the Company, including banks and mail houses. Although some of the Company's agreements with manufacturers and its merchandise vendors contain provisions requiring them to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs, if any, in connection with claims related to the Year 2000 issue.

     BJ's estimates that its total historical and anticipated costs of Year 2000 assessment, remediation and testing will total approximately $1.5 million. Approximately 15% of this total is expected to be incurred in 1999.

     The Company believes that its most likely worst case Year 2000 scenario would probably result from a large number of key third parties with whom the Company does business not being Year 2000 compliant. Among the factors that would tend to mitigate the consequences of this scenario are that the Company sells a broad assortment of products and is not dependent on any particular class of mer-chandise; the Company is not dependent on a small number of vendors; the Company purchases most of its inventory from well-established, brand name vendors; and there are expected to be alternate sources to replace vendors who encounter Year 2000 problems. However, there can be no assurance that the third parties with whom the Company does business will be successful in addressing the Year 2000 issue or that their failure to successfully address the issue will not have an adverse effect on the Company's financial condition and results of operations. The Company has not yet formally developed contingency plans to address this or other scenarios. As the Company completes its retesting of systems and performs its inquiries of third parties with whom it does business, it will evaluate the need to develop formal contingency plans. The Company does intend to prepare a guide for all of its locations to address potential issues which might arise at the time of the millennium change, and plans to have information systems personnel on duty around the clock at that time to help deal with those issues.

     The foregoing discussion of the Company's Year 2000 readiness contains forward-looking statements, including estimates of the costs of the Company's Year 2000 implementation efforts, the percentage of completion of those efforts and the dates on which the Company believes it will complete those efforts. Such statements are based upon management's current estimates, using numerous assumptions regarding future events, including the continued availability of certain resources, third party remediation plans, and other factors. There can be no assurance that these forward-looking statements will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to assess, remedy and test all relevant computer code and embedded technology, the ability of third parties with whom the Company has business relationships (including its third-party data processing center) to successfully address their Year 2000 issues and similar uncertainties.

     The foregoing information is intended to qualify as "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act to the maximum amount permitted by such Act.

Seasonality

     The Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have typically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards

     During this year's second quarter, the Company adopted AICPA SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance as to whether certain internal use software costs should be capitalized as a long-lived asset or expensed when incurred. The effect of adopting this standard was not material.

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," became effective in 1999. Because the Company had no items of other comprehensive income, there are no differences between comprehensive income and net income as reported in the statements of income.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and becomes effective in 2000. The adoption of this statement is not expected to have a material impact on the Company's results of operations, financial position or cash flows or to produce any major changes in current disclosures.

Liquidity and Capital Resources

     Net cash provided by operating activities was $113.8 million in 1998 compared with $63.1 million in 1997. This increase resulted mainly from an increase in cash due to the changes in accrued and deferred income taxes of $23.5 million and an increase in cash provided by net income before the cumulative effect of accounting principle changes of $13.5 million. In addition, cash used for the growth in inventories net of accounts payable in 1998 was $9.5 million less than it was in 1997.

     Cash expended for property additions was $78.3 million in 1998 versus $50.3 million in 1997. The Company opened twelve new clubs in 1998 and four new clubs in 1997. One club in the Hartford, Connecticut market was closed in 1997. Two of the 1998 openings were at owned locations and a third owned building was opened in 1998 at another location that is subject to a long-term ground lease. Two of the 1997 openings were at owned locations.

     The Company's capital expenditures are estimated to total approximately $95 million in 1999, based on opening approximately ten new clubs. The timing of actual club openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

     During the third quarter of 1998, the Company's Board of Directors authorized the repurchase of up to $50 million of the Company's common stock in open market or privately negotiated transactions. Through January 30, 1999, the Company repurchased 846,801 shares of common stock for $30.9 million, or an average price of $36.53 per share, or $18.26 per share on a post-stock split basis.

     Prior to the spin-off, the Company's operations and expansion were financed through loans advanced by Waban as needed. In July 1997, the Company entered into a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement, which was amended in December 1997, includes a $50 million sub-facility for letters of credit, of which $4.9 million was outstanding at January 30, 1999. The Company is required to pay an annual facility fee which is currently 0.10% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.25%, (b) the agent bank's prime rate or (c) a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, prohibit the payment of cash dividends on the Company's common stock and generally limit the repurchase of the Company's common stock to $50 million.

     The Company also maintains a separate line in the amount of $41 million for letters of credit, primarily to support the purchase of inventories, of which $12.0 million was outstanding at January 30, 1999, and an additional $20 million uncommitted credit line for short-term borrowings.

     Increases in inventories and accounts payable from January 31, 1998 to January 30, 1999 were due to the addition of new clubs. The increase in accrued expenses and other current liabilities over the same time period was due mainly to the change in method of accounting for membership fee income. A total of $35.2 million of deferred membership fee income was included in accrued expenses and other current liabilities at January 30, 1999.

     Cash and cash equivalents totaled $12.2 million as of January 30, 1999. Borrowings as of January 30, 1999 consisted of $10 million under the Company's bank credit agreement and $20 million under its uncommitted credit line. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through January 29, 2000. However, the Company may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results

     This report contains a number of "forward-looking statements," including statements regarding expected increases in membership fee revenues and credit expenses, planned capital expenditures, planned store openings, Year 2000 compliance, exposure to market risk and other information with respect to the Company's plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth below. The Company does not assume any obligations to update any forward-looking statements herein.

     BJ's warehouse clubs are located in the eastern United States, primarily in the Northeast. The Company's business may be adversely affected from time to time by future economic downturns in its markets. In addition, the Company may be impacted by state and local regulation in its markets and temporarily impacted by weather conditions prevailing in its markets.

     The Company competes with national, regional and local retailers and wholesalers, including national chains in the warehouse merchandising business, some of which have significantly greater financial and marketing resources than the Company, which could adversely affect the Company's business, operating results and financial condition.

     In connection with the spin-off of Waban by The TJX Companies, Inc. ("TJX") in 1989, Waban and TJX entered into an agreement pursuant to which Waban agreed to indemnify TJX against any liabilities that TJX might incur with respect to 44 current HomeBase leases as to which TJX was either a lessee or guarantor. In connection with the spin-off of the Company from Waban in 1997, the Company agreed to indemnify TJX with respect to any liabilities TJX may incur with respect to HomeBase leases through January 31, 2003, and thereafter it will indemnify TJX for 50% of such liabilities. Although HomeBase is primarily liable for these leases, there can be no assurance that HomeBase will be able to make all future payments under these leases. Pursuant to the Company's spin-off from Waban, BJ's may not renew any of its real estate leases (other than ground leases) for which HomeBase may be liable during any period in which BJ's does not meet certain minimal standards of creditworthiness.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company believes that its potential exposure to market risk as of January 30, 1999 is not material because of the short contractual maturities of its cash, cash equivalents, marketable securities and bank debt. The Company has not used derivative financial instruments. See Summary of Accounting Policies - Disclosures about Fair Value of Financial Instruments and Note C in Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                         Page
                                                                                                         ----
Consolidated Statements of Income for the fiscal years ended January 30, 1999,
January 31, 1998 and January 25, 1997..................................................................    19

Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998................................    20

Consolidated Statements of Cash Flows for the fiscal years ended January 30, 1999,
January 31, 1998 and January 25, 1997..................................................................    21

Consolidated Statements of Stockholders' Equity for the fiscal years ended
January 30, 1999, January 31, 1998 and January 25, 1997................................................    22

Notes to Consolidated Financial Statements.............................................................    23

Selected Quarterly Financial Data......................................................................    37

Report of Independent Accountants......................................................................    38

Report of Management...................................................................................    38

                            BJ'S WHOLESALE CLUB, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                  Fiscal Year Ended
                                                                   ---------------------------------------------
                                                                   January 30,       January 31,     January 25,
                                                                      1999              1998            1997
                                                                   -----------      -----------      -----------
                                                                                     (53 weeks)
                                                                  (Dollars in Thousands except Per Share Amounts)

Net sales...................................................       $ 3,476,846      $ 3,159,786      $ 2,859,950
Membership fees and other...................................            75,335           67,556           64,746
                                                                   -----------      -----------      -----------
Total revenues..............................................         3,552,181        3,227,342        2,924,696
                                                                   -----------      -----------      -----------
Cost of sales, including buying and occupancy costs.........         3,154,017        2,872,303        2,605,602
Selling, general and administrative expenses................           255,087          231,203          208,077
Preopening expenses.........................................             7,743            3,190            6,447
Pension termination costs...................................             1,521               --               --
                                                                   -----------      -----------      -----------
Operating income............................................           133,813          120,646          104,570
Interest (income) expense, net..............................              (956)           8,733           16,838
                                                                   -----------      -----------      -----------
Income before income taxes and cumulative effect
  of accounting principle changes...........................           134,769          111,913           87,732
Provision for income taxes..................................            52,964           43,646           34,108
                                                                   -----------      -----------      -----------
Income before cumulative effect of accounting principle
  changes...................................................            81,805           68,267           53,624
Cumulative effect of accounting principle changes...........           (19,326)              --               --
                                                                   -----------      -----------      -----------
Net income..................................................       $    62,479      $    68,267      $    53,624
                                                                   ===========      ===========      ===========
Net income per common share:
 Basic earnings per share:
   Income before cumulative effect of accounting
     principle changes......................................       $      1.09      $      0.91          $  0.72
  Cumulative effect of accounting principle changes.........             (0.26)              --               --
                                                                   -----------      -----------      -----------
  Net income................................................       $      0.83      $      0.91          $  0.72
                                                                   ===========      ===========      ===========
 Diluted earnings per share:
   Income before cumulative effect of accounting
    principle changes.......................................       $      1.07      $      0.90      $      0.72
  Cumulative effect of accounting principle changes.........             (0.25)              --               --
                                                                   -----------      -----------      -----------
  Net income................................................       $      0.82      $      0.90      $      0.72
                                                                   ===========      ===========      ===========

Number of common shares for earnings
  per share computations:
  Basic.....................................................        74,804,538       74,962,346       74,969,874
  Diluted...................................................        76,095,876       75,487,798       74,969,874
Pro forma amounts assuming
accounting principle
  changes are applied retroactively:
  Net income................................................       $    81,805      $    65,699      $    53,201
                                                                   ===========      ===========      ===========
 Earnings per common share - basic..........................       $      1.09      $      0.88      $      0.71
                                                                   ===========      ===========      ===========
 Earnings per common share - diluted........................       $      1.07      $      0.87      $      0.71
                                                                   ===========      ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     January 30,     January 31,
                                                                                        1999            1998
                                                                                     -----------     -----------
                                                                                       (Dollars in Thousands)
ASSETS
Current assets:
   Cash and cash equivalents .....................................................   $  12,150       $  12,713
   Marketable securities .........................................................         100             --
   Accounts receivable ...........................................................      51,134          38,322
   Merchandise inventories .......................................................     372,740         332,274
   Current deferred income taxes .................................................       7,859           6,826
   Prepaid expenses ..............................................................      12,607          14,050
                                                                                     ---------       ---------
     Total current assets ........................................................     456,590         404,185
                                                                                     ---------       ---------

Property at cost:
   Land and buildings ............................................................     322,712         282,619
   Leasehold costs and improvements ..............................................      45,861          42,541
   Furniture, fixtures and equipment .............................................     236,231         207,127
                                                                                     ---------       ---------
                                                                                       604,804         532,287
Less accumulated depreciation and amortization ...................................     168,957         140,216
                                                                                     ---------       ---------
                                                                                       435,847         392,071
                                                                                     ---------       ---------
Property under capital leases ....................................................       6,219           6,219
   Less accumulated amortization .................................................       1,949           1,784
                                                                                     ---------       ---------
                                                                                         4,270           4,435
                                                                                     ---------       ---------
Other assets .....................................................................      10,923          10,945
                                                                                     ---------       ---------
   Total assets ..................................................................   $ 907,630       $ 811,636
                                                                                     =========       =========

LIABILITIES
Current liabilities:
   Accounts payable ..............................................................   $ 213,702       $ 200,386
   Accrued expenses and other current liabilities ................................     121,951          71,648
   Accrued federal and state income taxes ........................................      11,757           7,009
   Obligations under capital leases due within one year ..........................         201             185
                                                                                     ---------       ---------
     Total current liabilities ...................................................     347,611         279,228
                                                                                     ---------       ---------

Long-term debt ...................................................................      30,000          42,500
Obligations under capital leases, less portion due
  within one year ................................................................       2,249           2,430
Other noncurrent liabilities .....................................................      34,928          36,396
Deferred income taxes ............................................................       7,800           4,825

STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 180,000,000 shares,
 issued and outstanding 73,805,000 and 37,504,214 shares .........................         738             375
Additional paid-in capital .......................................................      78,376         102,408
Retained earnings ................................................................     405,928         343,474
                                                                                     ---------       ---------
     Total stockholders' equity ..................................................     485,042         446,257
                                                                                     ---------       ---------
     Total liabilities and stockholders' equity ..................................   $ 907,630       $ 811,636
                                                                                     =========       =========

    The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Fiscal Year Ended
                                                                          ---------------------------------------
                                                                          January 30,   January 31,   January 25,
                                                                             1999          1998          1997
                                                                          -----------   -----------   -----------
                                                                                        (53 Weeks)
                                                                                  (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...........................................................    $  62,479      $ 68,267      $ 53,624
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Cumulative effect of accounting principle changes...................       19,326            --            --
   Depreciation and amortization of property...........................       40,854        37,426        33,796
   Loss on property disposals..........................................          659           576           256
   Other noncash items (net)...........................................          206           130            --
   Deferred income taxes...............................................        1,942         1,003         1,453
   Increase (decrease) in cash due to changes in:
     Accounts receivable...............................................      (12,812)       (4,316)       (3,064)
     Merchandise inventories...........................................      (40,466)      (37,058)      (23,778)
     Prepaid expenses..................................................            3        (7,959)          641
     Other assets......................................................          (25)         (835)       (1,431)
     Accounts payable..................................................       13,316           362        30,909
     Accrued expenses .................................................       12,727         2,996         7,995
     Accrued income taxes..............................................       17,104        (5,422)        2,329
     Other noncurrent liabilities......................................       (1,468)        7,930         2,432
                                                                           ---------     ---------      --------
   Net cash provided by operating activities...........................      113,845        63,100       105,162
                                                                           ---------     ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities.....................................          (95)           --            --
 Property additions....................................................      (78,338)      (50,291)      (71,722)
 Proceeds from property disposals......................................          548         3,343           440
                                                                           ---------     ---------      --------
   Net cash used in investing activities...............................      (77,885)      (46,948)      (71,282)
                                                                           ---------     ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of capital lease obligations................................         (165)         (140)         (231)
 Borrowings (repayments) of long-term debt.............................      (12,500)       42,500            --
 Cash dividends paid on preferred stock of subsidiary..................          (25)          (25)           --
 Proceeds from sale and issuance of common stock.......................        5,909           983            --
 Purchase of treasury stock............................................      (30,930)           --            --
 Contribution to capital by Waban Inc..................................        1,188            --            --
 Decrease in loans and advances from Waban Inc.........................           --       (46,757)      (33,649)
                                                                           ---------     ---------      --------
   Net cash used in financing activities...............................      (36,523)       (3,439)      (33,880)
                                                                           ---------     ---------      --------
   Net increase (decrease) in cash and cash equivalents................         (563)       12,713            --
   Cash and cash equivalents at beginning of year......................       12,713            --            --
                                                                           ---------     ---------      --------
   Cash and cash equivalents at end of year............................    $  12,150     $  12,713      $     --
                                                                           =========     =========      ========
 Supplemental cash flow information:
  Interest paid........................................................    $     420     $   9,127      $ 16,889
  Income taxes paid....................................................       33,918        48,065        30,325

 Noncash financing and investing activities:
  Contribution to capital by Waban Inc.................................           --       101,324           --
  Treasury stock issued for compensation plans and in
   connection with stock split.........................................       30,930            --           --

    The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             (Dollars in Thousands except Per Share Amounts)
                                                ------------------------------------------------------------------------
                                                    Common        Additional                                   Total
                                                     Stock          Paid-in      Retained      Treasury    Stockholders'
                                                Par Value $.01      Capital      Earnings        Stock        Equity
                                                --------------    ---------      --------      --------    ------------
Balance, January 27, 1996.....................    $     375       $     --       $221,608       $    --      $221,983
 Net income...................................           --             --         53,624            --        53,624
                                                  ---------       --------       --------       -------      --------

Balance, January 25, 1997.....................          375             --        275,232            --       275,607
 Net income...................................           --             --         68,267            --        68,267
 Sale and issuance of common stock............           --          1,084             --            --         1,084
 Cash dividends on preferred stock............
  of subsidiary...............................           --             --            (25)           --           (25)
 Contribution to capital by Waban Inc. .......           --        101,324             --            --       101,324
                                                  ---------       --------       --------       -------      --------

Balance, January 31, 1998.....................          375        102,408        343,474            --       446,257
 Net income...................................           --             --         62,479            --        62,479
 Sale and issuance of common stock............            2          4,433             --         1,638         6,073
 Cash dividends on preferred stock
  of subsidiary...............................           --             --            (25)           --           (25)
 Purchase of treasury stock...................           --             --             --       (30,930)      (30,930)
 Two-for-one stock split......................          361        (29,653)            --        29,292            --
 Contribution to capital by Waban Inc. .......           --          1,188             --            --         1,188
                                                  ---------       --------       --------       -------      --------
Balance, January 30, 1999.....................    $     738       $ 78,376       $405,928       $    --      $485,042
                                                  =========       ========       ========       =======      ========

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

Fiscal Year

     To date, the Company's fiscal year has ended each year on the last Saturday in January. The fiscal years ended January 30, 1999 and January 25, 1997 included 52 weeks. The fiscal year ended January 31, 1998 included 53 weeks. In April 1999, the Company's Board of Directors approved a change in the fiscal year end to the Saturday closest to January 31. This will bring the Company into conformity with the majority of retailers with fiscal years ending in January. The first fiscal year that will end on a different day as a result of this change will be the fiscal year ending February 3, 2001.

Cash Equivalents and Marketable Securities

     The Company considers highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents. Investments with maturities exceeding three months are classified as marketable securities. The Company's marketable securities at January 30, 1999 consist of U.S. government debt securities, maturing in March 1999 and are carried at cost, which approximates fair value.

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

Membership Fees

     Effective with the fiscal year ended January 30, 1999, membership fee income is recognized over the life of the membership, which is typically twelve months. (See Note A.)

Preopening Costs

     Preopening costs consist of direct incremental costs of opening a facility and, effective with the fiscal year ended January 30, 1999, are charged to operations as incurred. (See Note A.)

Interest on Debt and Capital Leases

     Interest on debt and capital leases in the statements of income is presented net of interest income of $1,404,000 in 1998, $463,000 in 1997 and $51,000 in 1996.

Capitalized Interest

     The Company capitalizes interest related to the development of owned facilities. Interest in the amount of $657,000, $430,000 and $966,000 was capitalized in 1998, 1997 and 1996, respectively.

                            BJ'S WHOLESALE CLUB, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Stock-Based Compensation

     The Company applies the accounting provisions prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations in accounting for its stock-based compensation.

Disclosures about Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments. Because of the short contractual maturities of the Company's bank debt, its carrying amount also approximates fair value. (See Note C.)

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

Reclassifications

     Certain amounts in prior years' financial statements have been reclassified for comparative purposes.

A. Accounting Principle Changes

     During the quarter ended October 31, 1998, the Company adopted changes in methods of accounting for membership fee revenues and preopening expenses.

     The Company had previously recognized membership fee revenues when received. Under its new accounting method, the Company now recognizes membership fee revenues as income over the life of the membership, which is typically twelve months. The Company recorded a noncash charge of $18,216,000 (after reduction for income taxes of $11,646,000), or $.24 per diluted share, as of the beginning of 1998 to reflect the cumulative effect of this change on prior years. The effect of this change on the year ended January 30, 1999 was to decrease income before the cumulative effect of accounting principle changes by $3,231,000, or $.04 per diluted share, and to decrease net income (including the cumulative effect of the accounting change) by $21,447,000, or $.28 per diluted share.

     Previously, preopening expenses were charged ratably to operations between the date a new club opened and the end of the fiscal year. In implementing the provisions of the American Institute of CPA's Statement of Position ("AICPA SOP") 98-5, "Reporting on the Costs of Start-up Activities," the Company now recognizes club preopening expenses when incurred. The Company recorded a noncash charge of $1,110,000 (after reduction for income taxes of $710,000), or $.01 per diluted share, as of the beginning of 1998 to reflect the cumulative effect of this change on prior years. The effect of this change on the year ended January 30, 1999 was to increase income before the cumulative effect of accounting principle changes by $959,000, or $.01 per diluted share, and to decrease net income (including the cumulative effect of the accounting change) by $151,000.

     Although previous years' results were not restated, the pro forma amounts at the bottom of the consolidated statements of income reflect the post-tax effect of retroactive application on membership fee revenues and preopening expenses that would have been made had the newly adopted accounting principles been in effect during all periods presented.

                            BJ'S WHOLESALE CLUB, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

B. Spin-off of the Company from Waban Inc. and Related Party Transactions

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

     Prior to the spin-off, Waban loaned funds to the Company as needed. The intercompany balance was considered to be long-term debt. Waban charged interest to the Company at an annual rate of 10% based on the Company's average monthly intercompany balance (net of cash). The Company's intercompany interest expense was $7,642,000 in 1997 (all of which was incurred in the first half of the fiscal year) and $17,557,000 in 1996.

     Selling, general and administrative expenses included certain allocations of overhead incurred by Waban that supported the Company's business prior to the spin-off. These expenses totaled $2,246,000 in 1997 (all of which was incurred in the first half of the fiscal year) and $3,891,000 in 1996, and were generally allocated based on specific identification and management's estimates of the time devoted to supporting the Company.

     Since the spin-off, the Company has provided certain services to Waban (which has since changed its name to HomeBase, Inc. ("HomeBase")) at rates negotiated in accordance with a Services Agreement entered into between the Company and HomeBase. The amounts received by the Company for these services were not material.

C. Debt

     In July 1997, the Company entered into a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement, which was amended in December 1997, includes a $50 million sub-facility for letters of credit, of which $4.9 million was outstanding at January 30, 1999. The Company is required to pay an annual facility fee which is currently 0.10% of the total commitment. Interest on borrowings is payable at the Company's option either at
(a) the Eurodollar rate plus a margin which is currently 0.25%, (b) the agent bank's prime rate or (c) a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, prohibit the payment of cash dividends on the Company's common stock and generally limit the repurchase of the Company's common stock to $50 million.

                            BJ'S WHOLESALE CLUB, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The Company also maintains a separate line in the amount of $41 million for letters of credit, primarily to support the purchase of inventories, of which $12.0 million was outstanding at January 30, 1999, and an additional $20 million uncommitted credit line for short-term borrowings.

     The Company's long-term debt as of January 30, 1999 consisted of $10 million borrowed under its bank credit agreement and $20 million borrowed under its uncommitted credit line; as of January 31, 1998, long-term debt consisted of $35 million under its bank credit agreement and $7.5 million under its uncommitted credit line. The weighted-average interest rates on the borrowings were 5.12% at January 30, 1999 and 5.92% at January 31, 1998. These borrowings are classified as long-term debt pursuant to the Company's intention and ability to refinance these obligations on a long-term basis under its bank credit agreement.

D. Commitments and Contingencies

     The Company is obligated under long-term leases for the rental of real estate and fixtures and equipment, some of which are classified as capital leases pursuant to SFAS No. 13. In addition, the Company is generally required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales or increases in the Consumer Price Index. The real estate leases range up to 45 years and have varying renewal options. The fixture and equipment leases range up to 5 years.

     Future minimum lease payments as of January 30, 1999 were:

                                                                                     Capital      Operating
     Fiscal Years Ending January                                                     Leases        Leases
     ---------------------------                                                     ------        ------
                                                                                    (Dollars in Thousands)

     2000 ........................................................................   $  427       $ 56,324
     2001 ........................................................................      427         59,331
     2002 ........................................................................      427         58,222
     2003 ........................................................................      449         56,000
     2004 ........................................................................      456         56,029
     Later years .................................................................    1,481        628,667
                                                                                     ------       --------
     Total minimum lease payments ................................................    3,667       $914,573
                                                                                                  ========
     Less amount representing interest ...........................................    1,217
                                                                                     ------
     Present value of net minimum capital lease payments .........................   $2,450
                                                                                     ======

     Rental expense under operating leases (including contingent rentals, which were not material) amounted to $48,226,000, $43,558,000 and $40,185,000 in 1998,
1997 and 1996, respectively.

     The Company is involved in various legal proceedings that are typical of a retail business. Although it is not possible to predict the outcome of these proceedings or any related claims against the Company, the Company believes that such proceedings or claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

     In connection with the spin-off of Waban by The TJX Companies, Inc. ("TJX") in 1989, Waban and TJX entered into an agreement pursuant to which Waban agreed to indemnify TJX against any liabilities that TJX might incur with respect to 44 current HomeBase leases as to which TJX was either a lessee or guarantor. In settlement of legal proceedings filed by TJX in 1997, the Company agreed that it will indemnify TJX with respect to any liabilities that TJX may incur with respect to HomeBase leases through

                            BJ'S WHOLESALE CLUB, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

January 31, 2003, and thereafter it will indemnify TJX for 50% of such liabilities. The Company believes that since HomeBase is primarily liable for these leases, the Company's contingent liability under this agreement will not have a material effect on the Company's financial condition.

E. Capital Stock

     The historical capitalization of the Company has been retroactively restated to reflect the issuance of 37,484,937 shares of common stock, the number of shares of the Company's common stock distributed to Waban stockholders on July 28, 1997. In addition, the Company has authorized 20,000,000 shares of preferred stock, $.01 par value, of which no shares have been issued.

     On February 4, 1999, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend, which was distributed on March 2, 1999 to stockholders of record on February 16, 1999. The split was executed by reissuing the 803,638 treasury shares held by the Company and issuing 36,098,862 additional shares of common stock on the distribution date. The stock split is recorded in the financial statements for the fiscal year ended January 30, 1999. All historical earnings per share amounts have been restated to reflect the stock split. Reference to stock activity before the distribution of the split has not been restated unless otherwise noted.

     The Company has a shareholder rights plan, originally adopted in 1997 and amended in 1999, pursuant to which shareholders are issued one-half of a Right (as adjusted for the two-for-one stock split) for each share of common stock. Each Right entitles the holder to purchase from the Company 1/1000 share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at a price of $120. The Company has designated 100,000 shares of Series A Preferred Stock for issuance under the shareholder rights plan; none has been issued to date. Generally, the terms of the Series A Preferred Stock are designed so that 1/1000 share of Series A Preferred Stock is the economic equivalent of one share of the Company's common stock. The Rights are exercisable only if a person acquires 20% or more of the Company's common stock or commences a tender offer that would result in such person owning 30% or more of the Company's common stock. In addition, in general, if after a person has become a 20% owner, the Company is involved in a business combination transaction in which it is not the surviving corporation or in connection with which the Company's common stock is changed, or the Company disposes of 50% or more of its assets or earning power, each Right that has not previously been exercised or voided will entitle its holder to purchase that number of shares of common stock of such other person which equals $120 divided by one-half of the then current market price of such common stock. The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth business day following public announcement that a person has become a 20% owner. The Rights expire on July 10, 2007, unless earlier redeemed or exchanged.

     In December 1997, one of the Company's subsidiaries issued 126 shares of non-voting preferred stock to individual stockholders at $2,200 per share. These shares are entitled to receive ongoing annual dividends of $200 per share. The minority interest in this subsidiary is equal to the preferred shares' preference in an involuntary liquidation value of $277,200 and is included in other noncurrent liabilities in the Company's consolidated balance sheets at January 30, 1999 and January 31, 1998.

                            BJ'S WHOLESALE CLUB, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

F. Stock Incentive Plans

     All references in this footnote to historical awards, outstanding awards and available shares for future grants under the Company's stock incentive plans and related per share amounts reflect the two-for-one stock split distributed on March 2, 1999.

     Under its 1997 Stock Incentive Plan, the Company has granted certain key employees options to purchase common stock at prices equal to 100% of market price on the grant date. These options, which expire ten years from the grant date, are exercisable 25% per year starting one year after the grant date. The maximum number of shares of common stock issuable under the 1997 Stock Incentive Plan is 3,249,402 shares, plus shares subject to awards granted under the BJ's Wholesale Club, Inc. 1997 Replacement Stock Incentive Plan (the "Replacement Plan") which are not actually issued because such awards expire or are canceled. Under the Replacement Plan, which expired on January 28, 1998, BJ's employees who held Waban stock options and restricted stock were granted replacement BJ's options and restricted stock, which preserved the same inherent value, vesting terms and expiration dates as the Waban awards they replaced in connection with the spin-off.

     Under its 1997 Director Stock Option Plan, BJ's external directors are granted options to purchase common stock at prices equal to 100% of market price on the grant date. These options expire ten years from the grant date and are exercisable in three equal annual installments beginning on the first day of the month which includes the first anniversary of the date of grant. A maximum of 300,000 shares may be issued under the 1997 Director Stock Incentive Plan.

     The Company applies APB 25 and related Interpretations in accounting for its stock-based compensation. Total pre-tax compensation cost recognized in the statements of income for stock-based employee compensation awards to the Company's employees was $163,000 in 1998, $171,000 in 1997 and $200,000 in 1996
and consisted entirely of restricted stock expense, which is charged to income ratably over the periods during which the restrictions lapse. During 1998, 2,000 shares of restricted stock were issued at a weighted-average grant-date fair value of $19.72. No restricted stock (other than 7,890 replacement shares) was issued in 1997. During 1996, 2,000 shares of restricted Waban stock were issued to the Company's employees at a weighted-average grant-date fair value of $12.38. No compensation cost was recognized under APB 25 for the Company's stock options because the exercise price equaled the market price of the underlying stock on the date of grant.

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.16%, 6.01% and 6.47% in 1998, 1997 and 1996, respectively; volatility factor of the expected market price of the Company's common stock of .35 in 1998 and 1997, and .37 in 1996; and expected life of the options of 5 years in 1998 and 1997, and 4.5 years in 1996. No dividends were expected.

                            BJ'S WHOLESALE CLUB, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                             Fiscal Year Ended
                                                                  ----------------------------------------
                                                                  January 30,   January 31,    January 25,
                                                                     1999          1998           1997
                                                                  -----------   -----------    -----------
                                                               (Dollars in Thousands except Per Share Amounts)

     Pro forma net income.......................................    $60,004        $65,951       $52,837
     Pro forma earnings per share:
       Basic....................................................      $0.80          $0.88         $0.70
       Diluted..................................................      $0.79          $0.87         $0.70

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

                            BJ'S WHOLESALE CLUB, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     Presented below is a summary of the status of BJ's Wholesale Club, Inc. stock option activity from the date of the spin-off to January 30, 1999. Also shown is a summary of activity related to Waban stock options held by Company employees for the fiscal year ended January 25, 1997 and the six-month period ended July 28, 1997:

                                                                                                Weighted-
                                                                             Number of           Average
                                                                              Options        Exercise Price
                                                                              -------        --------------
Fiscal year ended January 25, 1997:
Waban options outstanding at beginning of year..........................      3,188,370         $   8.27
Granted.................................................................      1,116,100            11.93
Exercised...............................................................       (437,898)            7.87
Forfeited.............................................................          (72,780)            9.25
                                                                              ---------
Outstanding at January 25, 1997.........................................      3,793,792             9.37

Period ended July 26, 1997:
Granted.................................................................         95,000            13.78
Exercised...............................................................       (404,688)            8.91
Forfeited.............................................................          (51,670)            9.52
                                                                              ---------
Outstanding at July 26, 1997............................................      3,432,434             9.55
                                                                              =========

BJ's options substituted for Waban options, and
outstanding at July 28, 1997............................................      3,812,828             7.86
Granted.................................................................      1,065,000            15.07
Exercised...............................................................        (90,832)            7.28
Forfeited.............................................................          (30,634)            9.15
                                                                              ---------
Outstanding at January 31, 1998.........................................      4,756,362             9.48

Fiscal year ended January 30, 1999:
Granted.................................................................      1,181,182            18.19
Exercised...............................................................       (492,174)            6.86
Forfeited.............................................................          (53,248)           13.52
                                                                              ---------
Outstanding at January 30, 1999.........................................      5,392,122            11.58
                                                                              =========

Exercisable at:
January 25, 1997 (Waban options)........................................      1,715,360         $   8.31
January 31, 1998 (BJ's options).........................................      2,275,436             7.17
January 30, 1999 (BJ's options).........................................      2,750,178             8.35

Weighted-average fair value of options granted during the year:
Fiscal Year Ended January 1997 (Waban options)..........................          $4.87
Fiscal Year Ended January 1998 (BJ's options)...........................           6.17
Fiscal Year Ended January 1999 (BJ's options)...........................           7.21

                            BJ'S WHOLESALE CLUB, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Additional information related to stock options outstanding at January 30, 1999 is presented below:

                                                Options Outstanding           Options Exercisable
                                      ------------------------------------   ----------------------
                                                                 Weighted-
                                                     Weighted-    Average                 Weighted-
                                                      Average    Remaining                 Average
                                         Number      Exercise   Contractual    Number     Exercise
Range of Exercise Prices              Outstanding      Price    Life(yrs.)   Exercisable    Price
------------------------              -----------    --------   ----------   -----------  ---------
$5.22 - $7.64                           1,909,680     $ 6.72        5.0       1,732,478     $ 6.65
$9.45 - $13.42                          1,285,792      10.02        7.1         767,700       9.99
$15.06 - $19.72                         2,196,650      16.73        9.2         250,000      15.06
                                        ---------                             ---------
$5.22 - $19.72                          5,392,122      11.58        7.2       2,750,178       8.35
                                        =========                             =========

     As of January 30, 1999 and January 31, 1998, respectively, 1,314,982 and 2,444,916 shares were reserved for future stock awards under the Company's stock incentive plans.

G. Earnings Per Share

     The following details the calculation of earnings per share for the last three fiscal years:

                                                                                Fiscal Year Ended
                                                                   ------------------------------------------
                                                                     January 30,   January 31,    January 25,
                                                                        1999          1998           1997
                                                                   ------------   ------------   ------------
                                                                 (Dollars in Thousands except Per Share Amounts)

Income before cumulative effect of
  accounting principle changes .................................    $    81,805    $    68,267    $    53,624
Less: Preferred stock dividends ................................             25             25             --
                                                                    -----------    -----------    -----------
Income available to common stockholders ........................    $    81,780    $    68,242    $    53,624
                                                                    ===========    ===========    ===========

Weighted-average number of common shares
  outstanding, used for basic computation ......................     74,804,538     74,962,346     74,969,874
Plus: Incremental shares from assumed
  conversion of stock options ..................................      1,291,338        525,452             --
                                                                    -----------    -----------    -----------
Weighted-average number of common and dilutive
  potential common shares outstanding ..........................     76,095,876     75,487,798     74,969,874
                                                                    ===========    ===========    ===========

Basic earnings per share .......................................    $      1.09    $      0.91    $      0.72
                                                                    ===========    ===========    ===========
Diluted earnings per share .....................................    $      1.07    $      0.90    $      0.72
                                                                    ===========    ===========    ===========

                            BJ'S WHOLESALE CLUB, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

H. Income Taxes

     Through July 26, 1997, the Company was included in the consolidated federal income tax returns of Waban and was charged or credited with its proportionate share of the consolidated income tax provision. The Company is filing its own tax returns as a separate company for periods subsequent to July 26, 1997.

      The provision for income taxes includes the following:

                                                                                Fiscal Year Ended
                                                                     ----------------------------------------
                                                                     January 30,   January 31,    January 25,
                                                                        1999          1998           1997
                                                                     -----------   -----------    -----------
                                                                             (Dollars in Thousands)
     Federal
          Current ..............................................      $   41,696    $   35,229     $   27,208
          Deferred .............................................           1,872         1,722          1,153
     State
          Current ..............................................           9,326         7,414          5,447
          Deferred .............................................              70          (719)           300
                                                                      ----------    ----------     ----------
              Total income tax provision .......................      $   52,964    $   43,646     $   34,108
                                                                      ==========    ==========     ==========

     The following is a reconciliation of the statutory federal income tax rates and the effective income tax rates:

                                                                                Fiscal Year Ended
                                                                     ----------------------------------------
                                                                     January 30,   January 31,    January 25,
                                                                        1999          1998           1997
                                                                     -----------   -----------    -----------
Statutory federal income tax rate ..............................           35%            35%            35%
State income taxes, net of federal tax benefit .................            4              4              4
                                                                     -----------   -----------    -----------
Effective income tax rates .....................................           39%            39%            39%
                                                                     ===========   ===========    ===========

     Significant components of the Company's deferred tax assets and liabilities as of January 30, 1999 and January 31,1998 are as follows:

                                                       January 30,   January 31,
                                                          1999          1998
                                                       ----------    ----------

                                                         (Dollars in Thousands)
     Deferred tax assets:
          Self-insurance reserves ...................    $13,300        $13,326
          Rental step liabilities ...................      4,534          4,317
          Compensation and benefits .................      4,925          3,742
          Other .....................................      3,028          2,714
                                                        --------       --------
              Total deferred tax assets .............     25,787         24,099
                                                        --------       --------
     Deferred tax liabilities:
          Accelerated depreciation-property .........     22,240         19,480
          Real estate taxes .........................      1,675          1,850
          Other .....................................      1,813            768
                                                        --------       --------
              Total deferred tax liabilities ........     25,728         22,098
                                                        --------       --------
     Net deferred tax assets ........................    $    59        $ 2,001
                                                        ========       ========

                            BJ'S WHOLESALE CLUB, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The Company has not established a valuation allowance because its deferred tax assets can be realized by offsetting deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on the Company's historical earnings record.

I. Pensions

     The Company participated in the Waban Inc. Retirement Plan, a non-contributory defined benefit retirement plan covering full-time employees who have attained twenty-one years of age and have completed one year of service. No benefits had accrued under this plan since July 4, 1992, when it was frozen. The Company's expense under this plan amounted to $34,000 and $129,000 in 1997 and 1996, respectively.

     Waban's Board of Directors approved the termination of the Waban Inc. Retirement Plan effective July 26, 1997. In accordance with generally accepted accounting principles, the costs to terminate the Plan were not recognized until the Plan was settled, which occurred in the first quarter of 1998. The Plan was settled through lump-sum cash payments and through the purchase of nonparticipating annuity contracts. Accordingly, the Company recorded a pre-tax charge applicable to its Plan participants of $1,521,000 in 1998.

     Waban does not segregate plan assets or liabilities by each participating subsidiary company and, as a result, the tables which follow present disclosures for the Waban plan.

     Net periodic pension benefit cost included the following components:

                                                                                Fiscal Year Ended
                                                                     ----------------------------------------
                                                                     January 30,   January 31,    January 25,
                                                                        1999          1998           1997
                                                                     -----------   -----------    -----------
                                                                             (Dollars in Thousands)

     Service cost ................................................    $   --          $ 149          $  180
     Interest cost ...............................................        --             463            455
     Expected return on assets ...................................        --            (593)          (940)
     Amortization of unrecognized loss ...........................        --              41            561
     Loss due to settlement of plan ..............................     2,892              --             --
                                                                      ------          ------         ------
     Net pension cost ............................................    $2,892          $   60         $  256
                                                                      ======          ======         ======

     Discount rate used to determine cost ........................      5.99%           7.25%          7.25%
     Expected long-term rate of return on assets .................        --            9.00%          9.00%

                            BJ'S WHOLESALE CLUB, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The following table sets forth the funded status of the Waban pension plan and the amount recognized in the balance sheets at January 30, 1999 and January 31, 1998:

                                                              January 30,    January 31,
                                                                 1999           1998
                                                              -----------    -----------
                                                                (Dollars in Thousands)

     Projected benefit obligation (PBO) ....................     $   --       $  7,597
     Plan assets at fair market value ......................         --          7,869
                                                                ---------     ---------
     Projected benefit obligation less than plan assets ....         --           (272)
     Unrecognized net gain (loss) ..........................         --         (1,400)
                                                                ---------     ---------
     Prepaid pension cost included in
       balance sheets ......................................     $   --       $ (1,672)
                                                                =========     =========
     Discount rate used to value PBO .......................         --           6.75%

     BJ's Wholesale Club, Inc. included $877 thousand of prepaid pension cost on its balance sheet at January 31, 1998.

     The following tables present reconciliations of the PBO and plan assets for the fiscal years ended January 30, 1999 and January 31, 1998:

                                                               January 30,    January 31,
                                                                  1999           1998
                                                               -----------    -----------
                                                                 (Dollars in Thousands)
     Reconciliation of PBO
       PBO at beginning of year                                 $ 7,597        $ 6,451
       Service cost                                                  --            149
       Interest cost                                                 --            463
       Actuarial losses                                           1,528            996
       Benefits and expenses paid                                (9,125)          (462)
                                                                ---------      ---------
       PBO at end of year                                       $    --        $ 7,597
                                                                =========      =========

     Reconciliation of Plan Assets
       Fair value of plan assets at beginning of year           $ 7,869        $ 6,455
       Actual return on plan assets                                 213          1,026
       Employer contributions                                     1,043            850
       Benefits and expenses paid                                (9,125)          (462)
                                                                ---------      ---------
       Fair value of plan assets at end of year                 $    --        $ 7,869
                                                                =========      =========

     Effective October 1, 1997, assets and liabilities applicable to the Company's employees in Waban's 401(k) Savings Plans were transferred to BJ's own 401(k) Savings Plans. Under these plans, participating employees may make pre-tax contributions up to 15% of covered compensation. The Company matches employee contributions at 100% of the first one percent of covered compensation and 50% of the next four percent. The Company's expense under these plans was $2,471,000, $2,382,000 and $2,259,000 in 1998, 1997 and 1996, respectively.

                            BJ'S WHOLESALE CLUB, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     As of the spin-off, liabilities related to the Company's employees in Waban's non-contributory defined contribution retirement plan for certain key employees were transferred to the Company, which established its own similar plan. Under this plan, the Company funds annual retirement contributions for the designated participants, on an after-tax basis. For the last three years, the Company's contributions equaled 5% of the participants' base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four years of service. The Company's expense under this plan was $718,000, $650,000 and $522,000 in 1998, 1997 and
1996, respectively.

J. Postretirement Medical Benefits

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

     Net periodic postretirement medical benefit cost included the following components:

                                                                               Fiscal Year Ended
                                                                  -------------------------------------------
                                                                  January 30,      January 31,    January 25,
                                                                     1999             1998           1997
                                                                  -----------      -----------    -----------
                                                                            (Dollars in Thousands)
     Service cost..........................................          $ 147           $ 108         $  62
     Interest cost.........................................             50              36            27
     Amortization of unrecognized (gain) loss..............              6              --            (2)
                                                                     -----           -----         -----
     Net periodic postretirement benefit cost..............          $ 203           $ 144         $  87
                                                                     =====           =====         =====
     Discount rate used to determine cost..................           6.75%           7.25%         7.25%

     The following table sets forth the funded status of the Company's postretirement medical plan and the amount recognized in the balance sheets at January 30, 1999 and January 31, 1998:

                                                                            January 30,      January 31,
                                                                                1999            1998
                                                                             ---------       ---------
                                                                              (Dollars in Thousands)
     Accumulated postretirement benefit obligation (APBO):
       Retired participants .............................................      $  15           $  --
       Fully eligible active participants ...............................         20               9
       Other active participants ........................................        944             661
                                                                               -----           -----
     Unfunded APBO ......................................................        979             670
     Unrecognized net loss ..............................................       (179)            (58)
                                                                               -----           -----
     Accrued postretirement benefit cost included in balance sheets .....      $ 800           $ 612
                                                                               =====           =====
     Discount rate used to value APBO ...................................       6.25%           6.75%

     Weighted-average health care cost trend rate for valuing year-
       end obligations:
       Initial trend rate ...............................................       7.00%           7.50%
       Ultimate trend rate ..............................................       4.50%           4.50%
       Year ultimate trend rate to be attained ..........................       2004            2004

                            BJ'S WHOLESALE CLUB, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The following tables present reconciliations of the APBO and plan assets for the fiscal years ended January 30, 1999 and January 31, 1998:

                                                                             January 30,     January 31,
                                                                                1999            1998
                                                                             -----------     -----------
                                                                               (Dollars in Thousands)
     Reconciliation of APBO
       APBO at beginning of year ......................................         $ 670           $ 400
       Service cost ...................................................           147             108
       Interest cost ..................................................            50              36
       Contributions by plan participants .............................             4              --
       Actuarial losses ...............................................           127             126
       Benefits paid ..................................................           (19)             --
                                                                                -----           -----
       APBO at end of year ............................................         $ 979           $ 670
                                                                                =====           =====

     Reconciliation of Plan Assets
       Fair value of plan assets at beginning of year .................         $  --           $  --
       Employer contributions .........................................            15              --
       Contributions by plan participants .............................             4              --
       Benefits paid ..................................................           (19)             --
                                                                                -----           -----
     Fair value of plan assets at end of year .........................         $  --           $  --
                                                                                =====           =====

     The following table sets forth the impact of changes in the assumed health care cost trend rates for the fiscal year ended January 30, 1999:

                                                               Dollars in
                                                                Thousands
                                                               ----------
     Impact of 1% increase in health care cost trend on:
       Aggregate of service and interest costs ..............   $     26
       APBO at end of year ..................................        118

     Impact of 1% decrease in health care cost trend on:
       Aggregate of service and interest costs ..............   $    (23)
       APBO at end of year ..................................       (106)

K. Accrued Expenses and Other Current Liabilities

     The major components of accrued expenses and other current liabilities are as follows:

                                                                                   January 30,    January 31,
                                                                                      1999           1998
                                                                                   -----------    -----------
                                                                                     (Dollars in Thousands)
     Employee compensation .....................................................    $ 19,689        $17,466
     Self-insurance reserves ...................................................      14,416         11,777
     Deferred membership fee income ............................................      35,246             --
     Sales and use taxes, rent, utilities, advertising and other ...............      52,600         42,405
                                                                                    --------        -------
                                                                                    $121,951        $71,648
                                                                                    ========        =======

                            BJ'S WHOLESALE CLUB, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The Company's reported expense and reserves for insurance are derived from estimated ultimate cost based upon individual claim file reserves. The Company maintains insurance coverage for individual occurrences above $250,000 for worker's compensation and general liability, and, through December 31, 1998, individual occurrences above $200,000 per year for group medical claims. Beginning January 1, 1999, group medical coverage is provided under fully insured plans. In addition to the amounts shown above in current liabilities, noncurrent self-insurance reserves of $18.6 million and $20.8 million as of January 30, 1999 and January 31, 1998, respectively, were included in other noncurrent liabilities.

L. Selected Quarterly Financial Data (Unaudited)

                                                           First         Second          Third         Fourth
                                                          Quarter        Quarter        Quarter        Quarter
                                                         ----------     ----------     ----------     ----------
                                                               (Dollars in Thousands except Per Share Amounts)
     Fiscal year ended January 30, 1999
       Net sales ....................................    $  754,752     $  859,599     $  828,477     $1,034,018
       Total revenues ...............................       772,228        877,690        847,812      1,054,451
       Gross earnings (a) ...........................        78,649         96,011         91,259        132,245
       Income before cumulative effect of
         accounting principle changes ...............         8,847         20,863         14,428         37,667
       Per common share, diluted ....................          0.12           0.27           0.19           0.50
       Net income (loss) ............................       (10,479)        20,863         14,428         37,667
       Per common share, diluted ....................         (0.14)          0.27           0.19           0.50

     Fiscal year ended January 31, 1998
       Net sales ....................................    $  664,258     $  773,682     $  744,023     $  977,823
       Total revenues ...............................       678,947        785,455        762,851      1,000,089
       Gross earnings (a) ...........................        66,748         82,180         83,506        122,605
       Net income ...................................         7,057         14,955         13,818         32,437
       Per common share, diluted ....................          0.09           0.20           0.18           0.43

----------
(a) Gross earnings equals total revenues less cost of sales, including buying and occupancy costs.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of BJ's Wholesale Club, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and changes in stockholders' equity present fairly, in all material respects, the financial position of BJ's Wholesale Club, Inc. and subsidiaries ("the Company") at January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note A to the consolidated financial statements, the Company changed its methods of accounting for membership fee revenue and preopening expenses during the year ended January 30, 1999.

PRICEWATERHOUSECOOPERS LLP
Boston, Massachusetts                   /s/ PricewaterhouseCoopers LLP
March 1, 1999

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

     The financial statements have been audited by PricewaterhouseCoopers LLP, whose opinion as to their fair presentation in accordance with generally accepted accounting principles appears above.


/s/ John J. Nugent                                /s/ Frank D. Forward

John J. Nugent                                    Frank D. Forward
President and Chief Executive Officer             Executive Vice President and
                                                  Chief Financial Officer
March 1, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 30, 1999 (the "Proxy Statement"). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference from the Proxy Statement under "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

Item 11. Executive Compensation

     The information required by this Item is incorporated by reference from the Proxy Statement under "Compensation of Directors" and "Executive Compensation." However, information under "Executive Compensation Committee's Report on Executive Compensation" in this Proxy Statement is not so incorporated.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated by reference from the Proxy Statement under "Beneficial Ownership of Common Stock."

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference from the Proxy Statement under "Relationship with HomeBase; Conflicts of Interest."

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A. The Financial Statements filed as part of this report are listed and indexed on page 18. Schedules have been omitted because they are not applicable or the required information has been included elsewhere in this report.

B.   Listed below are all Exhibits filed as part of this report.

Exhibit No.  Exhibit
-----------  -------
    3.1      Amended and Restated Certificate of Incorporation (1)
    3.2      Amended and Restated By-Laws (8)
    4.1 Rights Agreement, dated as of July 10, 1997, between the Company and First Chicago Trust Company of New York (2)
    4.1a Amendment dated as of February 4, 1999 to Rights Agreement dated July 10, 1997 (7)
    4.2      Specimen Certificate of Common Stock, $.01 par value per share (5)
   10.1 Separation and Distribution Agreement, dated as of July 10, 1997 between the Company and Waban Inc. (3)
   10.2 Services Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (3)
   10.3 Tax Sharing Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (3)
   10.4 Employee Benefits Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (3)
   10.5      BJ's Wholesale Club, Inc. Management Incentive Plan* (4)
   10.6      BJ's Wholesale Club, Inc. Growth Incentive Plan* (4)

   10.7      BJ's Wholesale Club, Inc. 1997 Director Stock Option Plan* (4)
   10.8      BJ's Wholesale Club, Inc. Executive Retirement Plan* (4)
   10.9      BJ's Wholesale Club, Inc. 1997 Replacement Stock
             Incentive Plan* (4)
   10.10     BJ's Wholesale Club, Inc. 1997 Stock Incentive Plan* (4)
   10.11     BJ's Wholesale Club, Inc. General Deferred
             Compensation Plan* (4)
   10.12     Employment Agreement, dated as of July 28, 1997 with
             Herbert J. Zarkin* (4)
   10.13     Employment Agreement, dated as of July 28, 1997 with
             John J. Nugent* (4)
   10.14     Employment Agreement, dated as of July 28, 1997 with
             Edward J. Weisberger* (4)
   10.15     Employment Agreement, dated as of July 28, 1997 with
             Frank D. Forward* (4)
   10.16     Employment Agreement, dated as of July 28, 1997 with
             Michael T. Wedge* (4)
   10.17     Employment Agreement, dated as of July 28, 1997 with
             Laura J. Sen* (4)
   10.18     Employment Agreement, dated as of July 28, 1997 with
             Sarah M. Gallivan* (4)
   10.19 Form of Change of Control Severance Agreement between the Company and officers of the Company* (4)
   10.20 Form of Indemnification Agreement between the Company and officers of the Company* (4)
   10.21     BJ's Wholesale Club, Inc. Change of Control Severance
             Benefit Plan for Key Employees* (4)
   10.22     Credit Agreement, dated July 9, 1997, among the
             Company and certain banks (4)
   10.22a    First Amendment dated as of December 19, 1997 to
             Credit Agreement dated July 9, 1997 (6)
   10.23 Indemnification Agreement, dated as of April 18, 1997, between the Company and The TJX Companies, Inc. (5)
   18.0      Letter re: Change in Accounting Principles (9)
   21.0      Subsidiaries of the Company
   23.0      Consent of Independent Accountants
   27.0      Financial Data Schedule

----------

             *Management contract or other compensatory plan or arrangement.

     (1) Incorporated herein by reference to the Company's Registration Statement on Form S-8 (Commission File No. 333-31015)

     (2) Incorporated herein by reference to the Company's Registration Statement on Form 8-A, dated July 10, 1997 (Commission File No. 001-13143)

     (3) Incorporated herein by reference to the Current Report on Form 8-K, dated July 28, 1997, of HomeBase, Inc. (Commission File No. 001-10259)

     (4) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 26, 1997 (Commission File No. 001-13143)

     (5) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (Commission File No. 333-25511)

     (6) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (Commission File No. 001-13143)

     (7) Incorporated herein by reference to the Company's Amendment No. 1 to Registration Statement on Form 8-A/A, dated March 5, 1999 (Commission File No. 001-13143)

     (8) Incorporated herein by reference to the Company's Current Report on Form 8-K, dated as of April 7, 1999 (Commission File No. 001-13143)

     (9) Incorporated herein by reference to the Company's Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended October 31, 1998 (Commission File No. 001-13143)

C. The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BJ'S WHOLESALE CLUB, INC.


Dated:  April 20, 1999
                                             /s/ JOHN J. NUGENT
                                             --------------------------------
                                             John J. Nugent
                                             President and Chief
                                             Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ JOHN J. NUGENT                           /s/ HERBERT J. ZARKIN
----------------------------------------     ----------------------------------
John J. Nugent, President                    Herbert J. Zarkin, Chairman
Chief Executive Officer and Director         of the Board and Director
(Principal Executive Officer)


/s/ FRANK D. FORWARD                         /s/ S. JAMES COPPERSMITH
----------------------------------------     ----------------------------------
Frank D. Forward, Executive Vice President   S. James Coppersmith, Director
and Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ KERRY L. HAMILTON                        /s/ ALLYN L. LEVY
----------------------------------------     ----------------------------------
Kerry L. Hamilton, Director                  Allyn L. Levy, Director


/s/ BERT N. MITCHELL                         /s/ THOMAS J. SHIELDS
----------------------------------------     ----------------------------------
Bert N. Mitchell, Director                   Thomas J. Shields, Director


/s/ LORNE R. WAXLAX                          /s/ EDWARD J. WEISBERGER
----------------------------------------     ----------------------------------
Lorne R. Waxlax, Director                    Edward J. Weisberger, Director


Dated:  April 20, 1999