Form 10-Q
period 1999-05-01
BJS WHOLESALE CLUB INC
filed 1999-06-14
CIK 1037461

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended May 1, 1999
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No___.
                                       ---

The number of shares of the Registrant's common stock outstanding as of May 29, 1999: 73,673,426

                        PART I.   FINANCIAL INFORMATION

                           BJ'S WHOLESALE CLUB, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                               Thirteen Weeks Ended
                                                                                      -----------------------------------
                                                                                               May 1,              May 2,
                                                                                                 1999                1998
                                                                                      ---------------     ---------------
                                                                                  (Dollars in Thousands except Per Share Amounts)
  Net sales                                                                           $       858,761     $       754,752

  Membership fees and other                                                                    20,963              17,476
                                                                                      ---------------     ---------------

    Total revenues                                                                            879,724             772,228
                                                                                      ---------------     ---------------

  Cost of sales, including buying and occupancy costs                                         786,930             693,579

  Selling, general and administrative expenses                                                 67,509              61,102

  Preopening expenses                                                                           2,025               1,391

  Pension termination costs                                                                         -               1,521
                                                                                      ---------------     ---------------

    Operating income                                                                           23,260              14,635

  Interest (income) expense, net                                                                 (413)                132
                                                                                      ---------------     ---------------

  Income before income taxes and cumulative effect of accounting principle changes             23,673              14,503

  Provision for income taxes                                                                    9,303               5,656
                                                                                      ---------------     ---------------

  Income before cumulative effect of accounting principle changes                              14,370               8,847

  Cumulative effect of accounting principle changes                                                 -             (19,326)
                                                                                      ---------------     ---------------

    Net income (loss)                                                                 $        14,370     $       (10,479)
                                                                                      ===============     ===============


  Basic and diluted net income per common share:
    Income before cumulative effect of accounting principle changes                   $          0.19    $           0.12
    Cumulative effect of accounting principle changes                                               -               (0.26)
                                                                                      ---------------    ----------------
    Net income (loss)                                                                 $          0.19    $          (0.14)
                                                                                      ===============    ================



  Number of common shares for earnings per share computations:
    Basic                                                                                  73,822,806          75,155,554
    Diluted                                                                                75,427,918          76,464,072

  The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                 May 1,          January 30,               May 2,
                                                                   1999                 1999                 1998
                                                            -----------          -----------          -----------
                                                                          (Dollars in Thousands)
 ASSETS
 Current assets:
    Cash and cash equivalents                               $    10,850          $    12,150          $     8,227
    Marketable securities                                             -                  100                   95
    Accounts receivable                                          36,445               51,134               28,274
    Merchandise inventories                                     399,930              372,740              343,434
    Current deferred income taxes                                 8,105                7,859                7,048
    Prepaid expenses                                             12,075               12,607                9,806
                                                            -----------          -----------          -----------
        Total current assets                                    467,405              456,590              396,884
                                                            -----------          -----------          -----------

 Property at cost:
    Land and buildings                                          326,607              322,712              290,594
    Leasehold costs and improvements                             46,204               45,861               42,859
    Furniture, fixtures and equipment                           245,580              236,231              211,146
                                                            -----------          -----------          -----------
                                                                618,391              604,804              544,599
    Less accumulated depreciation and amortization              179,806              168,957              147,265
                                                            -----------          -----------          -----------
                                                                438,585              435,847              397,334
                                                            -----------          -----------          -----------

 Property under capital leases                                    6,219                6,219                6,219
    Less accumulated amortization                                 1,991                1,949                1,825
                                                            -----------          -----------          -----------
                                                                  4,228                4,270                4,394
                                                            -----------          -----------          -----------
 Other assets                                                    11,363               10,923               10,379
                                                            -----------          -----------          -----------
        Total assets                                        $   921,581          $   907,630          $   808,991
                                                            ===========          ===========          ===========



 LIABILITIES
 Current liabilities:
    Accounts payable                                        $   257,732          $   213,702          $   206,598
    Accrued expenses and other current liabilities              111,164              121,951               90,477
    Accrued federal and state income taxes                        8,518               11,757               (9,606)
    Obligations under capital leases due within one year            206                  201                  189
                                                            -----------          -----------          -----------
        Total current liabilities                               377,620              347,611              287,658
                                                            -----------          -----------          -----------

 Long-term debt                                                   5,000               30,000               37,000
 Obligations under capital leases, less portion
    due within one year                                           2,202                2,249                2,387
 Other noncurrent liabilities                                    34,657               34,928               36,099
 Deferred income taxes                                            7,698                7,800                5,067

 STOCKHOLDERS' EQUITY
 Common stock, par value $.01, authorized 180,000,000
    shares, issued 74,042,900, 73,805,000
    and 37,665,432 shares                                           740                  738                  377
 Additional paid-in capital                                      80,727               78,376              107,408
 Retained earnings                                              420,298              405,928              332,995
 Treasury stock, at cost, 281,388 shares                         (7,361)                   -                    -
                                                            -----------          -----------          -----------
        Total stockholders' equity                              494,404              485,042              440,780
                                                            -----------          -----------          -----------
        Total liabilities and stockholders' equity          $   921,581          $   907,630          $   808,991
                                                            ===========          ===========          ===========


The accompanying notes are an integral part of the financial statements.

                          BJ'S WHOLESALE CLUB, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                Thirteen Weeks Ended
                                                                      -----------------------------------------
                                                                         May 1,                       May 2,
                                                                          1999                         1998
                                                                      -----------                  ------------
                                                                               (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $    14,370                  $    (10,479)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of accounting principle changes                         -                        19,326
      Depreciation and amortization of property                            11,159                         9,913
      Loss on property disposals                                               35                            34
      Other noncash items (net)                                                17                            40
      Deferred income taxes                                                  (348)                           20
      Increase (decrease) in cash due to changes in:
        Accounts receivable                                                14,689                        10,048
        Merchandise inventories                                           (27,190)                      (11,160)
        Prepaid expenses                                                      532                         2,804
        Other assets                                                         (452)                          554
        Accounts payable                                                   44,030                         6,212
        Accrued expenses                                                   (1,934)                       (6,210)
        Accrued income taxes                                               (3,239)                       (4,259)
        Other noncurrent liabilities                                         (271)                         (297)
                                                                      -----------                  ------------

  Net cash provided by operating activities                                51,398                        16,546
                                                                      -----------                  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                             -                           (95)
  Maturity of marketable securities                                           100                             -
  Property additions                                                      (22,743)                      (20,521)
  Proceeds from property disposals                                              -                           149
                                                                      -----------                  ------------

  Net cash used in investing activities                                   (22,643)                      (20,467)
                                                                      -----------                  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations                                      (42)                          (39)
  Repayments of long-term debt                                            (25,000)                       (5,500)
  Proceeds from sale and issuance of common stock                           4,946                         3,786
  Purchase of treasury stock                                               (9,959)                            -
  Contribution to capital by Waban Inc.                                         -                         1,188
                                                                      -----------                  ------------

    Net cash used in financing activities                                 (30,055)                         (565)
                                                                      -----------                  ------------

    Net  decrease in cash and cash equivalents                             (1,300)                       (4,486)
    Cash and cash equivalents at beginning of year                         12,150                        12,713
                                                                      -----------                  ------------

    Cash and cash equivalents at end of period                        $    10,850                  $      8,227
                                                                      ===========                  ============

Supplemental cash flow information:
  Interest paid                                                       $        49                  $        230
  Income taxes paid                                                        12,890                         9,895

Noncash financing and investing activities:
  Treasury stock issued for compensation plans                              2,598                             -

   The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                 (Dollars in Thousands except Per Share Amounts)
                                           ----------------------------------------------------------------------------------
                                               Common            Additional                                       Total
                                                Stock             Paid-in          Retained      Treasury      Stockholders'
                                            Par Value $.01        Capital          Earnings       Stock           Equity
                                           ---------------     ----------       ------------    ----------     --------------
Balance, January 31, 1998                    $     375        $  102,408       $  343,474       $       -      $   446,257
  Net income                                         -                 -          (10,479)              -          (10,479)
  Sale and issuance of common stock                  2             3,812                -               -            3,814
  Contribution to capital by Waban Inc.              -             1,188                -               -            1,188
                                             -------------    ----------       ----------       ---------      -----------
Balance, May 2, 1998                         $     377        $  107,408       $  332,995       $       -      $   440,780
                                             =============    ==========       ==========       =========      ===========


Balance, January 30, 1999                    $     738        $   78,376       $  405,928       $       -      $   485,042
  Net income                                         -                 -           14,370               -           14,370
  Sale and issuance of common stock                  2             2,351                -           2,598            4,951
  Purchase of treasury stock                         -                 -                -          (9,959)          (9,959)
                                             -------------    ----------       ----------       ---------      -----------
Balance, May 1, 1999                         $     740        $   80,727       $  420,298       $  (7,361)     $   494,404
                                             =============    ==========       ==========       =========      ===========

  The accompanying notes are an integral part of the financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The results for the quarter ended May 1, 1999 are not necessarily indicative of the results for the full fiscal year because, among other things, the Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have typically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

2. The interim financial statements are unaudited and reflect all normal recurring adjustments considered necessary by the Company for a fair presentation of its financial statements in accordance with generally accepted accounting principles.

3. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

4. The Company completed a two-for-one stock split on March 2, 1999 in the form of a 100% stock dividend paid to stockholders of record as of February 16, 1999. All historical earnings per share amounts have been restated to reflect the two-for-one split.

5. During the quarter ended May 2, 1998, the Company recorded a pre-tax charge of $1.5 million in connection with the termination of the Waban Inc. Retirement Plan, in which certain of the Company's employees participated. On a post-tax basis, this charge amounted to $.9 million, or $.01 per diluted share.

6. During the fiscal year ended January 30, 1999, the Company adopted changes in methods of accounting for membership fee revenues and preopening expenses. The Company recorded a noncash post-tax charge of $19.3 million, or $.26 per diluted share, as of the beginning of the quarter ended May 2, 1998 to reflect the cumulative effect of these accounting principle changes.

7. The following details the calculation of earnings per share for the periods presented below (amounts in thousands except per share amounts):

                                                      Thirteen Weeks Ended
                                                      --------------------
                                                      May 1,        May 2,
                                                       1999          1998
                                                      -------     --------
     Income before cumulative effect of
     accounting principle changes                     $14,370      $ 8,847
                                                      =======      =======

     Weighted-average number of common shares
     outstanding, used for basic computation           73,823       75,156

     Plus: Incremental shares from assumed
     conversion of stock options                        1,605        1,308
                                                      -------      -------

     Weighted-average number of common and
     dilutive potential common shares outstanding      75,428       76,464
                                                      =======      =======

     Basic and diluted income per share before
     cumulative effect of accounting principle
     changes                                          $  0.19      $  0.12
                                                      =======      =======

8.   The Company operated 96 clubs on May 1, 1999 versus 87 clubs on May 2,
1998.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations


Thirteen Weeks (First Quarter) Ended May 1, 1999 versus Thirteen Weeks Ended May 2, 1998.

Results of Operations
---------------------

Net sales for the first quarter ended May 1, 1999 rose 13.8% to $859 million from $755 million reported in last year's first quarter. This increase was due to the opening of new stores and to a comparable store sales increase of 5.0%. Total revenues in the first quarter included membership fees of $18.5 million versus $15.4 million in last year's first quarter, an increase of 20.4%. Membership fee revenues are recognized over the life of the membership, which is typically twelve months. Consequently, this year's results benefited from an increase in the membership fee for "Inner Circle" members from $30 to $35, effective February 1, 1998 and, to a lesser extent, an increase in the membership fee for business members from $30 to $35, effective February 1, 1999.

Cost of sales (including buying and occupancy costs) was 91.6% of net sales in this year's first quarter versus 91.9% in the comparable period last year. This improvement was due primarily to strong sales in higher margin categories.

Selling, general and administrative ("SG&A") expenses were 7.9% of net sales in the first quarter versus 8.1% in last year's comparable period. This decrease was attributable mainly to leveraging fixed expenses against increased comparable store sales and a growing number of clubs and to a reduction in benefit costs resulting from a new medical benefit program for employees that became effective on January 1, 1999.

Preopening expenses were $2.0 million in the first quarter this year compared with $1.4 million in last year's first quarter. This year's preopening expenses were incurred in connection with the scheduled opening of five new clubs in the second quarter. The Company opened three new clubs in last year's first quarter.

During the quarter ended May 2, 1998, the Company recorded a pre-tax charge of $1.5 million in connection with the termination of the Waban Inc. Retirement Plan, in which certain of the Company's employees participated. On a post-tax basis, this charge amounted to $.9 million, or $.01 per diluted share.

Operating income in the first quarter rose to $23.3 million, an increase of 44.0% over last year's first quarter operating income of $16.2 million before pension termination costs.

The components of net interest (income) expense were as follows (in thousands):

                                             Thirteen Weeks Ended
                                             --------------------
                                             May 1,         May 2,
                                              1999           1998
                                              ----           ----
Interest expense on debt                     $ 110          $ 330
Capitalized interest                          (118)          (133)
Interest income                               (468)          (133)
                                             -----          -----
Interest on debt (net)                        (476)            64
Interest on capital leases                      63             68
                                             -----          -----
Interest (income) expense, net               $(413)         $ 132
                                             =====          =====

The decrease in interest expense in this year's first quarter as compared to last year's first quarter was due primarily to lower net borrowing levels.

The Company's first quarter provision for income taxes was 39.3% of pre-tax income this year versus 39.0% in last year's first quarter.

Net income in this year's first quarter was $14.4 million, or $.19 per diluted share versus income before the cumulative effect of accounting principle changes of $8.8 million, or $.12 per diluted share in last year's first quarter.

During the fiscal year ended January 30, 1999, the Company adopted changes in methods of accounting for membership fee revenues and preopening expenses. Including a noncash post-tax charge of $19.3 million, or $.26 per diluted share, as of the beginning of last year's first quarter to reflect the cumulative effect of these changes, the Company posted a net loss of $10.5 million, or $.14 per diluted share, in the first quarter of 1998.

Over the remainder of the year, the Company expects to continue to benefit from the increases in the cost of membership fees and the changes in the Company's medical program for employees, although the impact of these factors versus last year may be less pronounced than that of the first quarter, which has historically been BJ's lowest volume quarter. The effect of last year's increase in the Inner Circle membership fee will diminish as the year progresses. Preopening expenses may also vary from quarter to quarter depending on the timing of club openings.

Year 2000 Compliance
--------------------

The Company has worked for several years to prepare its financial, merchandising and other information technology ("IT") systems for the Year 2000. The Company believes that its Year 2000 assessment, remediation and testing efforts with regard to IT systems is substantially complete, except for the scheduled replacement of personal computers in certain home office departments, which is scheduled to be completed by October 1999, and the testing noted below. All of the Company's major IT systems have been assessed for Year 2000 compliance and the Company believes that currently known Year 2000 issues have been remedied. Based on these efforts, the Company does not believe that Year 2000 issues related to IT systems will have a material adverse effect on the Company's results of operations, financial position or cash flows. The Company intends to retest systems which are modified or upgraded before January 1, 2000 for Year 2000 compliance, regardless of whether the modification is related to the Year 2000 issue, and intends to institute a moratorium on all new systems applications in its fourth quarter of 1999. The Company also plans to continue a series of monthly production simulation tests of cyclical data through October 1999 to help determine whether existing systems will be Year 2000 compliant. Since August 1998, the Company has successfully conducted three disaster recovery tests simulating dates beyond Year 2000 and plans to conduct two additional disaster recovery tests in July and October. All of the Company's Year 2000 testing is performed in tandem with the Company's third-party data processing center.

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

BJ's is working with key vendors and other third parties with whom it does business in an effort to minimize the potential adverse impact on the Company if they fail to address the Year 2000 issue successfully. The Company has a committee, with representatives from various departments in the Company, which is examining the Year 2000 readiness of the Company's business partners. The Company sent a questionnaire regarding Year 2000 issues to more than 900 of its business partners, including its 200 highest volume merchandise vendors, all active freight vendors, 100 of its highest volume non-merchandise vendors and a random sample of other vendors. As of the end of the first quarter, approximately 40% of the vendors responded to the first mailing. An initial review of these responses did not indicate any Year 2000 issues that would be expected to materially impact the Company. The Company plans to send a follow-up mailing to those who did not answer the first mailing. The Company may seek alternate sources to replace vendors who are not expected to be Year 2000 compliant. The Year 2000 committee is also currently evaluating the Year 2000 readiness of key third parties or vendors who share data with the Company, including banks and mail houses. Although some of the Company's agreements with manufacturers and its merchandise vendors contain provisions requiring them to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements would cover all of the Company's liabilities and costs, if any, in connection with claims related to the Year 2000 issue.

BJ's estimates that its total historical and anticipated costs of Year 2000 assessment, remediation and testing will total approximately $1.5 million, including estimated internal payroll costs. Approximately 90% of this total has been incurred through May 1, 1999.

The Company believes that its most likely worst case Year 2000 scenario would probably result from a large number of key third parties with whom the Company does business not being Year 2000 compliant. Among the factors that would tend to mitigate the consequences of this scenario are that the Company sells a broad assortment of products and is not dependent on any particular class of merchandise; the Company is not dependent on a small number of vendors; the Company purchases most of its inventory from well-established, brand name vendors; and there are expected to be alternate sources to replace merchandise vendors who encounter Year 2000 problems. However, there can be no assurance that the third parties with whom the Company does business will be successful in addressing the Year 2000 issue or that their failure to successfully address the issue will not have an adverse effect on the Company's financial condition and results of operations. The Company has not yet formally developed contingency plans to address this or other scenarios. As the Company completes its retesting of systems and performs its inquiries of third parties with whom it does business, it will evaluate the need to develop formal contingency plans. The Company intends to prepare a guide for all of its locations to address potential issues which might arise at the time of the millennium change and plans to have information systems personnel on duty around the clock at that time to help deal with those issues.

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

Recent Accounting Standards
---------------------------

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The adoption of this statement, which currently becomes effective in 2000, is not expected to have a material impact on the Company's results of operations, financial position or cash flows or to produce any major changes in current disclosures.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $51.4 million in the first quarter of 1999 versus $16.5 million in last year's comparable period. The increase over last year in cash provided by operating activities was attributable mainly to the change in merchandise inventories, net of accounts payable, and an increase in income before the cumulative effect of accounting changes.

Cash expended for property additions was $22.7 million in the first quarter of 1999 versus $20.5 million in the first quarter of 1998. The Company opened three new clubs in last year's first quarter, including two in February. No new clubs were opened in this year's first quarter; five new clubs are planned to open in the second quarter.

The Company's capital expenditures are expected to total approximately $95 million in 1999, based on plans to open approximately ten new clubs. The timing of actual club openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

In the third quarter of 1998, the Board of Directors authorized the repurchase of up to $50 million of the Company's common stock in open market or privately negotiated transactions. During the first quarter of 1999, the Company repurchased 383,212 shares of common stock for $10.0 million, or an average price of $25.99 per share. Through May 1, 1999, the Company has repurchased a total of $40.9 million of stock at an average cost of $19.69 per share.

The Company has a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement includes a $50 million sub-facility for letters of credit, of which $3.6 million was outstanding at May 1, 1999.
The Company is required to pay an annual facility fee which is currently 0.10% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.25%,
(b) the agent bank's prime rate or (c) a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, prohibit the payment of cash dividends on the Company's common stock, and generally limit the repurchase of the Company's common stock to $50 million.

The Company also maintains a separate line in the amount of $41 million for letters of credit, primarily to support the purchase of inventories, of which $13.3 million was outstanding at May 1, 1999, and an additional $20 million uncommitted credit line for short-term borrowings.

Cash and cash equivalents totaled $10.9 million as of May 1, 1999. Borrowings as of May 1, 1999 consisted of $5 million under the Company's uncommitted credit line. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through January 29, 2000. However, the Company may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results
---------------------------------------------------

This report contains a number of "forward-looking statements," including statements regarding the expected impact of changes in membership fees and the Company's medical program, planned capital expenditures, planned store openings, Year 2000 compliance and other information with respect to the Company's plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, economic and weather conditions and state and local regulation in the Company's markets; competitive conditions; contingent liabilities under the Company's indemnification agreement with The TJX Companies, Inc.; and events which might cause the Company's spin-off from Waban not to qualify for tax-free treatment. Each of these factors is discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Company believes that its potential exposure to market risk as of May 1, 1999 is not material because of the short contractual maturities of its cash, cash equivalents and bank debt. The Company has not used derivative financial instruments.

                          PART II.  OTHER INFORMATION

Item 2 - Changes in Securities
         ---------------------

         On February 4, 1999, the Company and First Chicago Trust Company of New York (the "Rights Agent") entered into Amendment No. 1 to Rights Agreement ("Amendment No. 1") dated as of July 10, 1997 between the Company and the Rights Agent. In general, Amendment No. 1 amended the Rights Agreement, among other things, to: (i) eliminate provisions related to "Continuing Directors," (ii) eliminate provisions related to "Permitted Offers," (iii) amend the time period during which the Rights may be redeemed, and (iv) make certain other revisions.

         On April 7, 1999, the Board of Directors of BJ's Wholesale Club, Inc. amended the By- Laws of the Company to change the fiscal year end from the last Saturday in January of each year to the Saturday closest to January 31 of each year. The first fiscal year that will end on a different day as a result of such change will be the fiscal year ending February 3, 2001.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         At the 1999 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on May 27, 1999, the re-election of Lorne R. Waxlax and Edward J. Weisberger and approval of an amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares that may be issued under the Plan by 2,000,000 shares were acted upon by the stockholders of the Company.

         The number of shares of common stock outstanding and entitled to vote at the Annual Meeting was 73,880,162. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are S. James Coppersmith, Kerry L. Hamilton, Bert N. Mitchell, John J. Nugent, Thomas J. Shields and Herbert J. Zarkin.

         The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

                                      Votes      Votes      Votes    Absten-
                                       For      Withheld   Against    tions
                                       ---      --------   -------    -----
         Election of Directors:

         Lorne R. Waxlax            65,179,041   657,680     N/A       N/A
         Edward J. Weisberger       65,184,525   652,196     N/A       N/A

         Approval of Amendment
         to 1997 Stock Incentive
         Plan                       56,066,674     N/A    9,622,116  147,931

Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

             (a)   Exhibits

                   3.1 Amended and Restated By-Laws of the Company are incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated April 7, 1999 (File No. 001-13143)

                    4.1a Amendment No. 1 to Rights Agreement, dated as of February 4, 1999, by and between the Company and First Chicago Trust Company of New York is incorporated herein by reference to Exhibit 2 to the Company's Amendment No. 1 to Registration Statement on Form 8-A/A (File No. 001-13143)

                    10.1 BJ's Wholesale Club, Inc. 1997 Stock Incentive Plan, as amended, is incorporated herein by reference to Appendix A to the Company's Definitive Schedule 14A filed April 23, 1999 (File No. 001-13143)

                    27.0   Financial Data Schedule


             (b)    Reports on Form 8-K

                    On March 8, 1999, the Company filed a Current Report on Form 8-K, dated February 4, 1999, to report under Item 5 (Other Events) that the Company and First Chicago Trust Company of New York entered into Amendment No. 1 to Rights Agreement dated as of July 10, 1997. No financial statements were required to be filed with such report.

                    On April 14, 1999, the Company filed a Current Report on Form 8-K, dated April 7, 1999, to report under Item 8 (Change in Fiscal Year) the change in the Company's fiscal year from the last Saturday in January of each year to the Saturday closest to January 31 of each year. No financial statements were required to be filed with such report.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BJ'S WHOLESALE CLUB, INC.
                                      -------------------------
                                      (Registrant)



Date:     June 14, 1999               /s/ JOHN J. NUGENT
       -------------------------      -------------------------------------
                                      John J. Nugent
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date:     June 14, 1999               /s/ FRANK D. FORWARD
       -------------------------      -------------------------------------
                                      Frank D. Forward
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)