Form 10-Q
period 1999-07-31
BJS WHOLESALE CLUB INC
filed 1999-09-13
CIK 1037461

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended July 31, 1999
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X     No_____.
                                       ----

The number of shares of the Registrant's common stock outstanding as of August 28, 1999: 73,657,900

                         PART I. FINANCIAL INFORMATION

                           BJ'S WHOLESALE CLUB, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                          Thirteen Weeks Ended
                                                                            ---------------------------------------------
                                                                                July 31,                       August 1,
                                                                                    1999                            1998
                                                                            ------------                       ----------
                                                                           (Dollars in Thousands except Per Share Amounts)
Net sales                                                                 $    1,015,039                     $    859,599

Membership fees and other                                                         21,877                           18,091
                                                                            ------------                       ----------
     Total revenues                                                            1,036,916                          877,690
                                                                            ------------                       ----------
Cost of sales, including buying and occupancy costs                              922,680                          781,679

Selling, general and administrative expenses                                      70,577                           60,989

Preopening expenses                                                                2,630                            1,172
                                                                            ------------                       ----------
     Operating income                                                             41,029                           33,850

Interest (income) expense, net                                                      (695)                            (352)
                                                                            ------------                       ----------
Income before income taxes                                                        41,724                           34,202

Provision for income taxes                                                        15,940                           13,339
                                                                            ------------                       ----------
     Net income                                                           $       25,784                     $     20,863
                                                                            ============                       ==========
Net income per common share:
     Basic                                                                $         0.35                     $       0.28
                                                                            ============                       ==========
     Diluted                                                              $         0.34                     $       0.27
                                                                            ============                       ==========
Number of common shares for earnings per share computations:
     Basic                                                                    73,700,932                       75,372,462
     Diluted                                                                  75,444,238                       76,685,022

The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                             Twenty-Six Weeks Ended
                                                                                   ---------------------------------------------
                                                                                          July 31,                    August 1,
                                                                                              1999                         1998
                                                                                   ---------------              ---------------
                                                                                  (Dollars in Thousands except Per Share Amounts)
Net sales                                                                       $        1,873,800            $       1,614,351

Membership fees and other                                                                   42,840                       35,567
                                                                                   ---------------              ---------------

     Total revenues                                                                      1,916,640                    1,649,918
                                                                                   ---------------              ---------------

Cost of sales, including buying and occupancy costs                                      1,709,610                    1,475,258

Selling, general and administrative expenses                                               138,086                      122,091

Preopening expenses                                                                          4,655                        2,563

Pension termination costs                                                                        -                        1,521
                                                                                   ---------------              ---------------

     Operating income                                                                       64,289                       48,485

Interest (income) expense, net                                                              (1,108)                        (220)
                                                                                   ---------------              ---------------

Income before income taxes and cumulative effect of accounting principle changes            65,397                       48,705

Provision for income taxes                                                                  25,243                       18,995
                                                                                   ---------------              ---------------

Income before cumulative effect of accounting principle changes                             40,154                       29,710

Cumulative effect of accounting principle changes                                                -                      (19,326)
                                                                                   ---------------              ---------------

     Net income                                                                 $           40,154            $          10,384
                                                                                   ===============              ===============

Net income per common share:
     Basic earnings per share:
          Income before cumulative effect of accounting principle changes       $             0.54            $            0.39
          Cumulative effect of accounting principle changes                                      -                        (0.25)
                                                                                   ---------------              ---------------
          Net income                                                            $             0.54            $            0.14
                                                                                   ===============              ===============

     Diluted earnings per share:
          Income before cumulative effect of accounting principle changes       $             0.53            $            0.39
          Cumulative effect of accounting principle changes                                      -                        (0.25)
                                                                                   ---------------              ---------------
          Net income                                                            $             0.53            $            0.14
                                                                                   ===============              ===============

Number of common shares for earnings per share computations:
     Basic                                                                              73,761,869                   75,264,008
     Diluted                                                                            75,447,527                   76,561,988

The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                           July 31,        January 30,          August 1,
                                                                               1999               1999               1998
                                                                       ------------       ------------       ------------
                                                                                      (Dollars in Thousands)
ASSETS
Current assets:
     Cash and cash equivalents                                      $        40,834     $       12,150     $        9,361
     Marketable securities                                                        -                100                 97
     Accounts receivable                                                     40,117             51,134             33,905
     Merchandise inventories                                                411,244            372,740            350,562
     Current deferred income taxes                                            8,351              7,859              7,270
     Prepaid expenses                                                        12,594             12,607              9,786
                                                                       ------------       ------------       ------------
            Total current assets                                            513,140            456,590            410,981
                                                                       ------------       ------------       ------------

Property at cost:
     Land and buildings                                                     324,328            322,712            297,076
     Leasehold costs and improvements                                        47,431             45,861             43,453
     Furniture, fixtures and equipment                                      255,473            236,231            216,977
                                                                       ------------       ------------       ------------
                                                                            627,232            604,804            557,506
     Less accumulated depreciation and amortization                         190,878            168,957            156,904
                                                                       ------------       ------------       ------------
                                                                            436,354            435,847            400,602
                                                                       ------------       ------------       ------------

Property under capital leases                                                 6,219              6,219              6,219
     Less accumulated amortization                                            2,032              1,949              1,866
                                                                       ------------       ------------       ------------
                                                                              4,187              4,270              4,353
                                                                       ------------       ------------       ------------

Other assets                                                                 11,932             10,923             10,484
                                                                       ------------       ------------       ------------
            Total assets                                            $       965,613     $      907,630     $      826,420
                                                                       ============       ============       ============

LIABILITIES
Current liabilities:
     Accounts payable                                               $       283,390     $      213,702     $      228,399
     Accrued expenses and other current liabilities                         109,159            121,951             90,167
     Accrued federal and state income taxes                                   9,079             11,757            (11,204)
     Obligations under capital leases due within one year                       210                201                193
                                                                       ------------       ------------       ------------
            Total current liabilities                                       401,838            347,611            307,555
                                                                       ------------       ------------       ------------

Long-term debt                                                                    -             30,000             12,300
Obligations under capital leases, less portion
     due within one year                                                      2,153              2,249              2,343
Other noncurrent liabilities                                                 37,425             34,928             36,209
Deferred income taxes                                                         7,597              7,800              5,306

STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 180,000,000
     shares, issued 74,152,588, 73,805,000
     and 37,705,000 shares                                                      742                738                377
Additional paid-in capital                                                   81,987             78,376            108,472
Retained earnings                                                           446,082            405,928            353,858
Treasury stock, at cost, 445,160 shares                                     (12,211)                 -                  -
                                                                       ------------       ------------       ------------
            Total stockholders' equity                                      516,600            485,042            462,707
                                                                       ------------       ------------       ------------
            Total liabilities and stockholders' equity              $       965,613     $      907,630     $      826,420
                                                                       ============       ============       ============

The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Twenty-Six Weeks Ended
                                                                         ----------------------------------
                                                                              July 31,            August 1,
                                                                                  1999                 1998
                                                                         -------------         ------------
                                                                                 (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $        40,154        $      10,384
    Adjustments to reconcile net income to net
       cash provided by operating activities:
           Cumulative effect of accounting principle changes                         -               19,326
           Depreciation and amortization of property                            22,593               20,053
           Loss on property disposals                                               79                  129
           Other noncash items (net)                                                34                   84
           Deferred income taxes                                                  (695)                  37
           Increase (decrease) in cash
               due to changes in:
                  Accounts receivable                                           11,017                4,417
                  Merchandise inventories                                      (38,504)             (18,288)
                  Prepaid expenses                                                  13                2,824
                  Other assets                                                  (1,033)                 438
                  Accounts payable                                              69,688               28,013
                  Accrued expenses                                                (737)              (6,586)
                  Accrued income taxes                                          (2,678)              (5,857)
                  Other noncurrent liabilities                                   2,497                 (187)
                                                                         -------------         ------------

       Net cash provided by operating activities                               102,428               54,787
                                                                         -------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                                -                  (95)
    Maturity of marketable securities                                              100                    -
    Property additions                                                         (35,164)             (33,950)
    Proceeds from property disposals                                                13                  183
                                                                         -------------         ------------

       Net cash used in investing activities                                   (35,051)             (33,862)
                                                                         -------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of capital lease obligations                                         (87)                 (79)
    Repayment of long-term debt                                                (30,000)             (30,200)
    Purchase of treasury stock                                                 (16,472)                   -
    Proceeds from sale and issuance of common stock                              7,866                4,814
    Contribution to capital by Waban Inc.                                            -                1,188
                                                                         -------------         ------------

       Net cash used in financing activities                                   (38,693)             (24,277)
                                                                         -------------         ------------

       Net increase (decrease) in cash and cash equivalents                     28,684               (3,352)
       Cash and cash equivalents at beginning of year                           12,150               12,713
                                                                         -------------         ------------

       Cash and cash equivalents at end of period                      $        40,834       $        9,361
                                                                         =============         ============

Supplemental cash flow information:
    Interest paid                                                      $           104       $          263
    Income taxes paid                                                           28,616               24,815

Noncash financing and investing activities:
    Treasury stock issued for compensation plans                                 4,261                    -

The accompanying notes are an integral part of the financial statements.

                          BJ'S WHOLESALE CLUB, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                     (Dollars in Thousands except Per Share Amounts)
                                                -----------------------------------------------------------------------------------

                                                Common              Additional                                       Total
                                                Stock               Paid-in          Retained        Treasury        Stockholders'
                                                Par Value $.01      Capital          Earnings        Stock           Equity
                                                --------------      ------------     -----------     ----------      --------------
Balance, January 31, 1998                     $            375    $      102,408   $     343,474   $          -    $        446,257
     Net income                                              -                 -          10,384              -              10,384
     Sale and issuance of common stock                       2             4,876               -              -               4,878
     Contribution to capital by Waban Inc.                   -             1,188               -              -               1,188
                                                --------------      ------------     -----------     ----------      --------------
Balance, August 1, 1998                       $            377    $      108,472   $     353,858   $          -    $        462,707
                                                ==============      ============     ===========     ==========      ==============

Balance, January 30, 1999                     $            738    $       78,376   $     405,928   $          -    $        485,042
     Net income                                              -                 -          40,154              -              40,154
     Sale and issuance of common stock                       4             3,611               -          4,261               7,876
     Purchase of treasury stock                              -                 -               -        (16,472)            (16,472)
                                                --------------      ------------     -----------     ----------      --------------
Balance, July 31, 1999                        $            742    $       81,987   $     446,082   $    (12,211)   $        516,600
                                                ==============      ============     ===========     ==========      ==============

The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The results for the quarter and six months ended July 31, 1999 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, the Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have historically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

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

6. During the fiscal year ended January 30, 1999, the Company adopted changes in methods of accounting for membership fee revenues and preopening expenses. The Company recorded a noncash post-tax charge of $19.3 million, or $.25 per diluted share, as of the beginning of the fiscal year to reflect the cumulative effect of these accounting principle changes.

7. The following details the calculation of earnings per share for the periods presented below (amounts in thousands except per share amounts):

                                             Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                             --------------------     ----------------------
                                             July 31,    August 1,     July 31,    August 1,
                                               1999        1998          1999        1998
                                               ----        ----          ----        ----
   Income before cumulative effect of
   accounting principle changes               $25,784     $20,863     $40,154      $29,710
                                              =======     =======     =======      =======

   Weighted-average number of common
   shares outstanding, used for basic
   computation                                 73,701      75,372      73,762       75,264

   Plus:  Incremental shares from assumed
   conversion of stock options                  1,743       1,313       1,686        1,298
                                              -------     -------     -------      -------

   Weighted-average number of common
   and dilutive potential common shares
   outstanding                                 75,444      76,685      75,448       76,562
                                              =======     =======     =======      =======

   Basic income per share before
   cumulative effect of accounting
   principle changes                          $  0.35     $  0.28     $  0.54      $  0.39
                                              =======     =======     =======      =======

   Diluted income per share before
   cumulative effect of accounting
   principle changes                          $  0.34     $  0.27     $  0.53      $  0.39
                                              =======     =======     =======      =======

8. Certain amounts in the prior year's financial statements have been reclassified for comparative purposes.

9. The Company operated 100 clubs on July 31, 1999 versus 88 clubs on August 1, 1998.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations


Thirteen Weeks (Second Quarter) and Twenty-Six Weeks Ended July 31, 1999 versus Thirteen and Twenty-Six Weeks Ended August 1, 1998.

Results of Operations
---------------------

Net sales for the second quarter ended July 31, 1999 rose 18.1% to $1.0 billion from $860 million reported in last year's second quarter. Net sales for the first half of the year totaled $1.9 billion, 16.1% higher than last year's comparable period. These increases were due to the opening of new stores and to comparable store sales increases of 7.5% in the second quarter and 6.3% year-to-date. Warm weather during the second quarter of 1999 drove strong sales of air conditioners, fans and other summer seasonal merchandise.

Total revenues in the second quarter included membership fees of $19.5 million versus $15.9 million in last year's second quarter, an increase of 22.8%. Year-to-date membership fees were $38.1 million versus $31.3 million last year, an increase of 21.6%. Membership fee revenues are recognized over the life of the membership, which is typically twelve months. Consequently, this year's results benefited from an increase in the membership fee for "Inner Circle" members from $30 to $35, effective February 1, 1998 and, to a lesser extent, an increase in the membership fee for business members from $30 to $35, effective February 1, 1999.

Cost of sales (including buying and occupancy costs) was 90.9% of net sales in both this year's and last year's second quarter. For the first six months, the cost of sales percentage was 91.2% this year versus 91.4% last year. This improvement was due primarily to strong sales in higher margin categories in the first quarter.

Selling, general and administrative ("SG&A") expenses were 7.0% of net sales in the second quarter versus 7.1% in last year's comparable period. Year-to-date SG&A expenses were 7.4% of net sales this year versus 7.6% last year. These decreases were attributable mainly to leveraging fixed expenses against increased comparable store sales and a growing number of clubs and to cost savings resulting from a new medical benefit program for employees that became effective on January 1, 1999.

Preopening expenses were $2.6 million in the second quarter this year compared with $1.2 million in last year's second quarter. Year-to-date preopening expenses totaled $4.7 million this year versus $2.6 million last year. The Company opened four new clubs in the first six months of this year, all of them in June, and also opened one new club in August. Last year the Company opened two new clubs in February, one in March and one in July.

During the quarter ended May 2, 1998, the Company recorded a pre-tax charge of $1.5 million in connection with the termination of the Waban Inc. Retirement Plan, in which certain of the Company's employees participated. On a post-tax basis, this charge amounted to $.9 million, or $.01 per diluted share.

Operating income in the second quarter rose to $41.0 million, an increase of 21.2% over last year's second quarter operating income of $33.9 million. Year-to-date operating income this year was $64.3 million, 28.6% higher than last year's $50.0 million before pension termination costs.

The components of net interest (income) expense were as follows (in thousands):

                                         Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                         --------------------      ----------------------
                                         July 31,    August 1,     July 31,     August 1,
                                          1999         1998          1999         1998
                                          ----         ----          ----         ----
     Interest expense on debt             $  62        $ 120       $   172        $ 449
     Capitalized interest                   (61)        (186)         (179)        (319)
     Interest income                       (760)        (352)       (1,227)        (484)
                                          -----        -----       -------        -----
     Interest on debt (net)                (759)        (418)       (1,234)        (354)
     Interest on capital leases              64           66           126          134
                                          -----        -----       -------        -----
     Interest (income) expense, net       $(695)       $(352)      $(1,108)       $(220)
                                          =====        =====       =======        =====

This year's increase in net interest income was due primarily to lower net borrowing levels.

The Company's year-to-date provision for income taxes was 38.6% of pre-tax income this year versus 39.0% in last year's comparable period. This year's tax rate is lower than last year due to an expected reduction in the effective state income tax rate for the full year.

Second quarter net income was $25.8 million, or $.34 per diluted share, compared with $20.9 million, or $.27 per diluted share, in last year's second quarter. Net income in this year's first six months was $40.2 million, or $.53 per diluted share, versus income before the cumulative effect of accounting principle changes of $29.7 million, or $.39 per diluted share, in last year's first half.

The Company adopted changes in methods of accounting for membership fee revenues and preopening expenses as of the beginning of last year. Including a noncash post-tax charge of $19.3 million, or $.25 per diluted share, to reflect the cumulative effect of these changes, the Company posted net income of $10.4 million, or $.14 per diluted share, in the first six months of 1998.

Over the remainder of the year, the Company expects to continue to benefit from the increases in the cost of membership fees although the effect of last year's increase in the Inner Circle membership fee will diminish as the year progresses. The Company also expects to continue to benefit from the changes in the Company's medical program in the second half of the year; the impact of these changes is expected to be somewhat less in the fourth quarter as they became effective on January 1, 1999. Preopening expenses may vary from quarter to quarter depending on the timing and number of club openings.

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

All of the Company's major IT systems have been assessed for Year 2000 compliance and the Company believes that currently known Year 2000 issues have been remedied. Based on these efforts, the Company does not believe that Year 2000 issues related to IT systems will have a material adverse effect on the Company's results of operations, financial position or cash flows. The Company intends to retest systems which are modified or upgraded before January 1, 2000 for Year 2000 compliance, regardless of whether the modification is related to the Year 2000 issue, and intends to institute a moratorium on all new systems applications in its fourth quarter of 1999. The Company also plans to continue a series of monthly production simulation tests of cyclical data through October 1999 to help determine whether existing systems will be Year 2000 compliant. Since August 1998, the Company has successfully conducted three disaster recovery tests simulating dates beyond Year 2000 and plans to conduct one additional disaster recovery test in October. All of the Company's Year 2000 testing is performed in tandem with the Company's third-party data processing center.

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

BJ's is working with key vendors and other third parties with whom it does business in an effort to minimize the potential adverse impact on the Company if they fail to address the Year 2000 issue successfully. The Company has a committee, with representatives from various departments in the Company, which is examining the Year 2000 readiness of the Company's business partners. The Company sent a questionnaire regarding Year 2000 issues to more than 900 of its business partners, including its 200 highest volume merchandise vendors, all active freight vendors, 100 of its highest volume non-merchandise vendors and a random sample of other vendors. Approximately 40% of the vendors responded to the first mailing. A review of these responses did not indicate any Year 2000 issues that would be expected to materially impact the Company. The Company has sent a follow-up mailing to those who did not answer the first mailing. The Company may seek alternate sources to replace vendors who are not expected to be Year 2000 compliant. The Year 2000 committee is also currently evaluating the Year 2000 readiness of key third parties or vendors who share data with the Company, including banks and mail houses. Although some of the Company's agreements with manufacturers and its merchandise vendors contain provisions requiring them to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements would cover all of the Company's liabilities and costs, if any, in connection with claims related to the Year 2000 issue.

BJ's estimates that its total historical and anticipated costs of Year 2000 assessment, remediation and testing will total approximately $1.6 million, including estimated internal payroll costs. Approximately 95% of this total has been incurred through July 31, 1999.

The Company believes that its most likely worst case Year 2000 scenario would probably result from a large number of key third parties with whom the Company does business not being Year 2000 compliant. Among the factors that would tend to mitigate the consequences of this scenario are that the Company sells a broad assortment of products and is not dependent on any particular class of merchandise; the Company is not dependent on a small number of vendors; the Company purchases most of its inventory from well-established, brand name vendors; and there are expected to be alternate sources to replace merchandise vendors who encounter Year

2000 problems. However, there can be no assurance that the third parties with whom the Company does business will be successful in addressing the Year 2000 issue or that their failure to successfully address the issue will not have an adverse effect on the Company's financial condition and results of operations. The Company has not yet formally developed contingency plans to address this or other scenarios. As the Company completes its retesting of systems and performs its inquiries of third parties with whom it does business, it will evaluate the need to develop formal contingency plans. The Company is in the process of preparing a guide for all of its locations to address potential issues which might arise at the time of the millennium change and plans to have information systems personnel on duty around the clock at that time to help deal with those issues.

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

Seasonality
-----------

The Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have historically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards
---------------------------

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The adoption of this statement, which currently becomes effective in 2001, is not expected to have a material impact on the Company's results of operations, financial position or cash flows or to produce any major changes in current disclosures.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $102.4 million in the first six months of 1999 versus $54.8 million in last year's comparable period. The increase over last year in cash provided by operating activities was attributable mainly to the change in merchandise inventories, net of accounts payable, and an increase in income before the cumulative effect of accounting changes.

Cash expended for property additions was $35.2 million in the first half of 1999 versus $34.0 million in the first half of 1998. The Company opened four new clubs in the first half of both this year and last year. The Company's capital expenditures are expected to total approximately $95 million in 1999, based on plans to open approximately ten to twelve new clubs. The timing of actual club openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

In the third quarter of 1998, the Board of Directors authorized the repurchase of up to $50 million of the Company's common stock in open market or privately negotiated transactions. During the first six months of 1999, the Company repurchased 610,700 shares of common stock for $16.5 million, or an average price of $26.97 per share. Through July 31, 1999, the Company has repurchased a total of $47.4 million of stock at an average cost of $20.57 per share.

The Company has a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement includes a $50 million sub-facility for letters of credit, of which $3.4 million was outstanding at July 31, 1999. The Company is required to pay an annual facility fee which is currently 0.10% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.25%,
(b) the agent bank's prime rate or (c) a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, prohibit the payment of cash dividends on the Company's common stock, and generally limit the repurchase of the Company's common stock to $50 million.

The Company also maintains a separate $41 million facility for letters of credit, primarily to support the purchase of inventories, of which $11.2 million was outstanding at July 31, 1999, and an additional $20 million uncommitted credit line for short-term borrowings.

Cash and cash equivalents totalled $40.8 million as of July 31, 1999, and there were no borrowings outstanding on that date. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through the fiscal year ending February 3, 2001. However, the Company may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results
---------------------------------------------------

This report contains a number of "forward-looking statements," including statements regarding the expected impact of changes in membership fees and the Company's medical program, the expected effective income tax rate for 1999, planned capital expenditures, planned store openings, Year 2000 compliance and other information with respect to the Company's plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, economic and weather conditions and state and local regulation in the Company's markets; competitive conditions; contingent liabilities under the Company's indemnification agreement with The TJX Companies, Inc.; and events which might cause the Company's spin-off from Waban (now known as HomeBase, Inc.) not to qualify for tax-free treatment. Each of these factors is discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Company believes that its potential exposure to market risk as of July 31, 1999 is not material because of the short contractual maturities of its cash, cash equivalents and bank debt. The Company has not used derivative financial instruments.

                          PART II.  OTHER INFORMATION


Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

               (a)  Exhibits

                    27.0  Financial Data Schedule

               (b)  Reports on Form 8-K

                    The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended July 31, 1999.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BJ'S WHOLESALE CLUB, INC.
                                        -------------------------
                                        (Registrant)


Date:     September 13, 1999            /S/ JOHN J. NUGENT
       ---------------------------      ------------------
                                        John J. Nugent
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:     September 13, 1999            /S/ FRANK D. FORWARD
       ---------------------------      --------------------
                                        Frank D. Forward
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)