Form 10-Q
period 1999-10-30
BJS WHOLESALE CLUB INC
filed 1999-12-10
CIK 1037461

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended October 30, 1999
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
                                       -----    ------

The number of shares of the Registrant's common stock outstanding as of November 27, 1999: 73,512,296.

                         PART I. FINANCIAL INFORMATION

                           BJ'S WHOLESALE CLUB, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                         Thirteen Weeks Ended
                                                                 -----------------------------------
                                                                  October 30,          October 31,
                                                                     1999                 1998
                                                                 ------------         --------------
                                                         (Dollars in Thousands except Per Share Amounts)
Net sales                                                     $   990,638               $    828,477
Membership fees and other                                          23,336                     19,335
                                                              -----------               ------------
   Total revenues                                               1,013,974                    847,812
                                                              -----------               ------------
Cost of sales, including buying and occupancy costs               900,383                    756,553
Selling, general and administrative expenses                       73,755                     65,311
Preopening expenses                                                 2,504                      2,531
                                                              -----------               ------------
   Operating income                                                37,332                     23,417
Interest (income) expense, net                                       (841)                      (236)
                                                              -----------               ------------
Income before income taxes                                         38,173                     23,653
Provision for income taxes                                         14,839                      9,225
                                                              -----------               ------------
   Net income                                                 $    23,334               $     14,428
                                                              ===========               ============

Net income per common share:
   Basic                                                      $      0.32               $       0.19
                                                              ===========               ============
   Diluted                                                    $      0.31               $       0.19
                                                              ===========               ============

Number of common shares for earnings per share computations:
   Basic                                                       73,582,931                 74,794,712
   Diluted                                                     75,290,420                 75,962,876

   The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                        Thirty-Nine Weeks Ended
                                                                               -----------------------------------------
                                                                                 October 30,              October 31,
                                                                                    1999                     1998
                                                                               ----------------         ----------------
                                                                           (Dollars in Thousands except Per Share Amounts)
Net sales                                                                       $  2,864,438                $ 2,442,828

Membership fees and other                                                             66,176                     54,902
                                                                                ------------                -----------

    Total revenues                                                                 2,930,614                  2,497,730
                                                                                ------------                -----------

Cost of sales, including buying and occupancy costs                                2,609,993                  2,231,811

Selling, general and administrative expenses                                         211,841                    187,402

Preopening expenses                                                                    7,159                      5,094

Pension termination costs                                                                  -                      1,521
                                                                                ------------                -----------

    Operating income                                                                 101,621                     71,902

Interest (income) expense, net                                                        (1,949)                      (456)
                                                                                ------------                -----------

Income before income taxes and cumulative effect of
 accounting principle changes                                                        103,570                     72,358

Provision for income taxes                                                            40,082                     28,220
                                                                                ------------                -----------

Income before cumulative effect of accounting principle changes                       63,488                     44,138

Cumulative effect of accounting principle changes                                          -                    (19,326)
                                                                                ------------                -----------

    Net income                                                                  $     63,488                $    24,812
                                                                                ============                ===========

Net income per common share:
    Basic earnings per share:
       Income before cumulative effect of accounting principle changes          $       0.86                $      0.59
       Cumulative effect of accounting principle changes                                   -                      (0.26)
                                                                                ------------                -----------
       Net income                                                               $       0.86                $      0.33
                                                                                ============                ===========

    Diluted earnings per share:
       Income before cumulative effect of accounting principle changes          $       0.84                $      0.58
       Cumulative effect of accounting principle changes                                   -                      (0.26)
                                                                                ------------                -----------
       Net income                                                               $       0.84                $      0.32
                                                                                ============                ===========

Number of common shares for earnings per share computations:
    Basic                                                                         73,702,223                 75,107,576
    Diluted                                                                       75,400,176                 76,376,870

The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                     October 30,       January 30,   October 31,
                                                                        1999              1999          1998
                                                                     -----------       -----------    ----------
                                                                                (Dollars in Thousands)
ASSETS
Current assets:
      Cash and cash equivalents                                      $     7,635       $    12,150    $    7,675
      Marketable securities                                                1,582               100            98
      Accounts receivable                                                 45,922            51,134        41,582
      Merchandise inventories                                            503,793           372,740       430,373
      Current deferred income taxes                                        8,596             7,859         7,492
      Prepaid expenses                                                    11,404            12,607        10,126
                                                                     -----------       -----------    ----------
             Total current assets                                        578,932           456,590       497,346
                                                                     -----------       -----------    ----------

Property at cost:
      Land and buildings                                                 336,939           322,712       307,569
      Leasehold costs and improvements                                    49,544            45,861        43,745
      Furniture, fixtures and equipment                                  260,650           236,231       221,657
                                                                     -----------       -----------    ----------
                                                                         647,133           604,804       572,971
      Less accumulated depreciation and amortization                     191,665           168,957       160,858
                                                                     -----------       -----------    ----------
                                                                         455,468           435,847       412,113
                                                                     -----------       -----------    ----------

Property under capital leases                                              6,219             6,219         6,219
      Less accumulated amortization                                        2,074             1,949         1,908
                                                                     -----------       -----------    ----------
                                                                           4,145             4,270         4,311
                                                                     -----------       -----------    ----------

Other assets                                                              11,834            10,923        10,603
                                                                     -----------       -----------    ----------
             Total assets                                            $ 1,050,379       $   907,630    $  924,373
                                                                     ===========       ===========    ==========
LIABILITIES
Current liabilities:
      Accounts payable                                               $   345,166       $   213,702       265,373
      Accrued expenses and other current liabilities                     117,717           121,951       100,998
      Accrued federal and state income taxes                               8,574            11,757        (4,279)
      Obligations under capital leases due within one year                   215               201           197
                                                                     -----------       -----------    ----------
             Total current liabilities                                   471,672           347,611       362,289
                                                                     -----------       -----------    ----------

Long-term debt                                                                 -            30,000        64,500
Obligations under capital leases, less portion
      due within one year                                                  2,103             2,249         2,297
Other noncurrent liabilities                                              36,907            34,928        38,409
Deferred income taxes                                                      7,495             7,800         5,547

STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 180,000,000
      shares, issued 74,184,588, 73,805,000
      and 37,706,138 shares                                                  742               738           377
Additional paid-in capital                                                81,856            78,376       108,338
Retained earnings                                                        469,416           405,928       368,286
Treasury stock, at cost, 706,828, 0 and 710,384 shares                   (19,812)                -       (25,670)
                                                                     -----------       -----------    ----------
             Total stockholders' equity                                  532,202           485,042       451,331
                                                                     -----------       -----------    ----------
             Total liabilities and stockholders' equity              $ 1,050,379       $   907,630    $  924,373
                                                                     ===========       ===========    ==========

   The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  Thirty-Nine Weeks Ended
                                                                              ---------------------------------
                                                                               October 30,          October 31,
                                                                                  1999                  1998
                                                                              ------------         ------------
                                                                                  (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                            $   63,488          $    24,812
         Adjustments to reconcile net income to net
            cash provided by operating activities:
                Cumulative effect of accounting principle changes                       -               19,326
                Depreciation and amortization of property                          34,348               30,310
                Loss on property disposals                                            696                  174
                Other noncash items (net)                                              59                  131
                Deferred income taxes                                              (1,042)                  56
                Increase (decrease) in cash
                    due to changes in:
                       Accounts receivable                                          5,212               (3,260)
                       Merchandise inventories                                   (131,053)             (98,099)
                       Prepaid expenses                                             1,203                2,484
                       Other assets                                                  (955)                 307
                       Accounts payable                                           131,464               64,987
                       Accrued expenses                                             5,366                3,883
                       Accrued income taxes                                        (3,183)               1,068
                       Other noncurrent liabilities                                 1,979                2,013
                                                                               ----------          -----------

            Net cash provided by operating activities                             107,582               48,192
                                                                               ----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of marketable securities                                         (1,582)                 (95)
         Maturity of marketable securities                                            100                    -
         Property additions                                                       (64,171)             (55,390)
         Proceeds from property disposals                                              31                  214
                                                                               ----------          -----------

            Net cash used in investing activities                                 (65,622)             (55,271)
                                                                               ----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of capital lease obligations                                      (132)                (121)
         Borrowing (repayment) of long-term debt                                  (30,000)              22,000
         Purchase of treasury stock                                               (26,645)             (26,173)
         Proceeds from sale and issuance of common stock                           10,302                5,147
         Contribution to capital by Waban Inc.                                          -                1,188
                                                                               ----------          -----------

            Net cash provided by (used in) financing activities                   (46,475)               2,041
                                                                               ----------          -----------

            Net decrease in cash and cash equivalents                              (4,515)              (5,038)
            Cash and cash equivalents at beginning of year                         12,150               12,713
                                                                               ----------          -----------

            Cash and cash equivalents at end of period                         $    7,635          $     7,675
                                                                               ==========          ===========

Supplemental cash flow information:
         Interest paid                                                         $      194          $       196
         Income taxes paid                                                         44,307               27,096

Noncash financing and investing activities:
         Treasury stock issued for compensation plans                               6,833                    -

The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                   (Dollars in Thousands except Per Share Amounts)
                                              ------------------------------------------------------------------------------------

                                                   Common          Additional                                            Total
                                                   Stock            Paid-in          Retained         Treasury       Stockholders'
                                               Par Value $.01       Capital          Earnings           Stock            Equity
                                              ----------------    -------------    ------------    --------------    -------------
Balance, January 31, 1998                     $            375    $     102,408    $    343,474    $            -    $     446,257
     Net income                                              -                -          24,812                 -           24,812
     Sale and issuance of common stock                       2            4,742               -               503            5,247
     Purchase of treasury stock                              -                -               -           (26,173)         (26,173)
     Contribution to capital by Waban Inc.                   -            1,188               -                 -            1,188
                                              ----------------    -------------    ------------    --------------    -------------
Balance, October 31, 1998                     $            377    $     108,338    $    368,286    $      (25,670)   $     451,331
                                              ================    =============    ============    ==============    =============

Balance, January 30, 1999                     $            738    $      78,376    $    405,928    $            -    $     485,042
     Net income                                              -                -          63,488                 -           63,488
     Sale and issuance of common stock                       4            3,480               -             6,833           10,317
     Purchase of treasury stock                              -                -               -           (26,645)         (26,645)
                                              ----------------    -------------    ------------    --------------    -------------
Balance, October 30, 1999                     $            742    $      81,856    $    469,416    $      (19,812)   $     532,202
                                              ================    =============    ============    ==============    =============

   The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The results for the quarter and nine months ended October 30, 1999 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, the Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have historically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

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

6. During the fiscal year ended January 30, 1999, the Company adopted changes in methods of accounting for membership fee revenues and preopening expenses. The Company recorded a noncash post-tax charge of $19.3 million, or $.26 per diluted share, as of the beginning of the fiscal year to reflect the cumulative effect of these accounting principle changes.

7. The following details the calculation of earnings per share ("EPS") for the periods presented below (amounts in thousands except per share amounts):

                                                       Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                                       --------------------      -----------------------
                                                       Oct. 30,  Oct. 31,         Oct. 30,    Oct. 31,
                                                         1999      1998              1999        1998
                                                         ----      ----              ----        ----

    Income before cumulative effect of
    accounting principle changes                       $23,334    $14,428         $63,488     $44,138
                                                       =======    =======         =======     =======

    Weighted-average number of common
    shares outstanding, used for basic
    computation                                         73,583     74,795          73,702      75,108

    Plus:  Incremental shares from assumed
    conversion of stock options                          1,707      1,168           1,698       1,269
                                                       -------    -------         -------      ------

    Weighted-average number of common
    and dilutive potential common shares
    outstanding                                         75,290     75,963          75,400      76,377
                                                       =======    =======         =======      ======

    Basic income per share before
    cumulative effect of accounting
    principle changes                                  $  0.32    $  0.19         $  0.86     $  0.59
                                                       =======    =======         =======     =======

    Diluted income per share before
    cumulative effect of accounting
    principle changes                                  $  0.31    $  0.19         $  0.84     $  0.58
                                                       =======    =======         =======     =======

    Options to purchase a total of 595,300 shares at a weighted-average exercise price of $29.73 were outstanding at October 30, 1999, but were not included in the computation of diluted EPS for the nine-month period then ended because the options' exercise price was greater than the average market price of the common shares during that period. All outstanding options were included in the computation of diluted EPS for the third quarter ended October 30, 1999.

8. The Company operated 103 clubs on October 30, 1999 versus 90 clubs on October 31, 1998.

                          Management's Discussion and Analysis
               of Financial Condition and Results of Operations


Thirteen Weeks (Third Quarter) and Thirty-Nine Weeks Ended October 30, 1999 versus Thirteen and Thirty-Nine Weeks Ended October 30, 1998.

Results of Operations
---------------------

Net sales for the third quarter ended October 30, 1999 rose 19.6% to $991 million from $828 million reported in last year's third quarter. Net sales for the first nine months of the year totaled $2.9 billion, 17.3% higher than last year's comparable period. These increases were due to the opening of new stores and to comparable store sales increases of 7.8% in the third quarter and 6.7% year-to-date.

Total revenues in the third quarter included membership fees of $20.3 million versus $16.7 million in last year's third quarter, an increase of 21.8%. Year-to-date membership fees were $58.3 million versus $48.0 million last year, an increase of 21.7%. Membership fee revenues are recognized over the life of the membership, which is typically twelve months. Consequently, this year's results benefited from an increase in the membership fee for "Inner Circle" members from $30 to $35, effective February 1, 1998 and, to a lesser extent, an increase in the membership fee for business members from $30 to $35, effective February 1, 1999.

Cost of sales (including buying and occupancy costs) was 90.9% of net sales in this year's third quarter compared with 91.3% in last year's third quarter. For the first nine months, the cost of sales percentage was 91.1% this year versus 91.4% last year. These improvements were due both to a favorable merchandise mix, which benefited gross margin, and to leveraging fixed buying and occupancy costs against strong comparable store sales, particularly in the third quarter.

Selling, general and administrative ("SG&A") expenses were 7.4% of net sales in the third quarter versus 7.9% in last year's comparable period. Year-to-date SG&A expenses were 7.4% of net sales this year versus 7.7% last year. These decreases were attributable mainly to leveraging fixed expenses against both increased comparable store sales and a growing number of clubs and to cost savings resulting from a new medical benefit program for employees that became effective on January 1, 1999.

Preopening expenses were $2.5 million in both this year's and last year's third quarters. Year-to-date preopening expenses totaled $7.2 million this year versus $5.1 million last year. The Company opened seven new clubs in the first nine months of this year, three of them in the third quarter. Last year the Company opened six new clubs in the first nine months, two of them in the third quarter. Some preopening expenses for two clubs which opened in February 1998 were incurred in the prior fiscal year.

During the quarter ended May 2, 1998, the Company recorded a pre-tax charge of $1.5 million in connection with the termination of the Waban Inc. Retirement Plan, in which certain of the Company's employees participated. On a post-tax basis, this charge amounted to $.9 million, or $.01 per diluted share.

Operating income in the third quarter rose to $37.3 million, an increase of 59.4% over last year's third quarter operating income of $23.4 million. Year-to-date operating income this year was $101.6 million, 38.4% higher than last year's $73.4 million before pension termination costs.

The components of net interest (income) expense were as follows (in thousands):


                                                Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                                --------------------   -----------------------
                                                Oct. 30,    Oct. 31,    Oct. 30,     Oct. 31,
                                                 1999        1998        1999         1998
                                                 ----        ----        ----         ----
  Interest expense on debt                      $  70       $ 151     $   242        $ 600
  Capitalized interest                            (21)       (218)       (200)        (537)
  Interest income                                (952)       (236)     (2,178)        (719)
                                                -----       -----      ------        -----
  Interest on debt (net)                         (903)       (303)     (2,136)        (656)
  Interest on capital leases                       62          67         187          200
                                                -----       -----      ------        -----
  Interest (income) expense, net                $(841)      $(236)    $(1,949)       $(456)
                                                =====       =====     =======        =====

This year's increase in net interest income was due primarily to higher levels of investments and lower borrowing levels.

The Company's year-to-date provision for income taxes was 38.7% of pre-tax income this year versus 39.0% in last year's comparable period. This year's tax rate is lower than last year due to a reduction in the effective state income tax rate expected for the full year.

Third quarter net income was $23.3 million, or $.31 per diluted share, compared with $14.4 million, or $.19 per diluted share, in last year's third quarter. Net income in this year's first nine months was $63.5 million, or $.84 per diluted share, versus income before the cumulative effect of accounting principle changes of $44.1 million, or $.58 per diluted share, in last year's comparable period.

The Company adopted changes in methods of accounting for membership fee revenues and preopening expenses as of the beginning of last year. Including a noncash post-tax charge of $19.3 million, or $.26 per diluted share, to reflect the cumulative effect of these changes, the Company posted net income of $24.8 million, or $.32 per diluted share, in the first nine months of 1998.

Over the remainder of the year, the Company expects to continue to benefit from the increases in the cost of membership fees, although the effect of last year's increase in the Inner Circle membership fee will diminish because membership fee income is recognized over the life of the membership, which is typically twelve months. The Company also expects to continue to benefit from the changes in the Company's medical benefit program for employees in the fourth quarter; compared to the first three quarters, the impact of these changes is expected to be somewhat less in the fourth fiscal quarter, as they became effective on January 1, 1999. Preopening expenses may vary from quarter to quarter depending on the timing and number of club openings.

Year 2000 Compliance
--------------------

The Company has worked for several years to prepare its financial, merchandising and other information technology ("IT") systems for the Year 2000. The Company believes that its Year 2000 assessment, remediation and testing efforts with regard to IT systems is substantially complete. All of the Company's major IT systems have been assessed for Year 2000 compliance and the Company believes that currently known Year 2000 issues have been remedied. Based on these efforts, the Company does not believe that Year 2000 issues related to IT systems will have a material adverse effect on the Company's results of operations, financial position or cash flows. The Company intends to retest systems which are modified or upgraded before January 1, 2000 for Year 2000 compliance, regardless of whether the modification is related to the Year 2000 issue, and has instituted a moratorium on all new systems applications for its fourth quarter of 1999. Since August 1998, the Company successfully conducted four disaster recovery tests simulating dates beyond Year 2000. All of the Company's Year 2000 testing has been performed in tandem with the Company's third-party data processing center.

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

BJ's is working with key vendors and other third parties with whom it does business in an effort to minimize the potential adverse impact on the Company if they fail to address the Year 2000 issue successfully. The Company has a committee, with representatives from various departments in the Company, which is examining the Year 2000 readiness of the Company's business partners. The Company sent a questionnaire regarding Year 2000 issues to more than 900 of its business partners, including its 200 highest volume merchandise vendors, all active freight vendors, 100 of its highest volume non-merchandise vendors and a random sample of other vendors. A review of these responses did not indicate any Year 2000 issues that are expected to materially impact the Company. The Company may seek alternate sources to replace vendors who are not expected to be Year 2000 compliant. The Year 2000 committee has also been evaluating the Year 2000 readiness of key third parties or vendors who share data with the Company, including banks and mail houses. Although some of the Company's agreements with manufacturers and its merchandise vendors contain provisions requiring them to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements would cover all of the Company's liabilities and costs, if any, in connection with claims related to the Year 2000 issue.

BJ's estimates that its total historical and anticipated costs of Year 2000 assessment, remediation and testing will total approximately $1.6 million, including estimated internal payroll costs. Substantially all of this total has been incurred as of October 30, 1999.

The Company believes that its most likely worst case Year 2000 scenario would probably result from a large number of key third parties with whom the Company does business not being Year 2000 compliant. Among the factors that would tend to mitigate the consequences of this scenario are that the Company sells a broad assortment of products and is not dependent on any particular class of merchandise; the Company is not dependent on a small number of vendors; the Company purchases most of its inventory from well-established, brand name vendors; and there are expected to be alternate sources to replace merchandise vendors who encounter Year 2000 problems. However, there can be no assurance that the third parties with whom the Company does business will be successful in addressing the Year 2000 issue or that their failure to successfully address the issue will not have an adverse effect on the Company's financial condition and results of operations. Based on its current assessment of Year 2000 readiness, the Company does not plan to develop a formal contingency plan to address this or other scenarios.

However, the Company has prepared a guide for all of its locations to address potential issues which might arise at the time of the millennium change and plans to have information systems personnel on duty around the clock at that time to help deal with those issues.

The foregoing discussion of the Company's Year 2000 readiness contains forward-looking statements, including estimates of the costs of the Company's Year 2000 implementation efforts and the status of those efforts. Such statements are based upon management's current estimates, using numerous assumptions regarding future events, including the continued availability of certain resources, third party remediation plans, and other factors. There can be no assurance that these forward-looking statements will prove to be accurate, and actual results could differ materially from those currently anticipated. Factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to assess, remedy and test all relevant computer code and embedded technology, the ability of third parties with whom the Company has business relationships (including its third-party data processing center) to successfully address their Year 2000 issues and similar uncertainties.

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

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $107.6 million in the first nine months of 1999 versus $48.2 million in last year's comparable period. The increase over last year in cash provided by operating activities was attributable mainly to the change in merchandise inventories, net of accounts payable, and the increase in income before the cumulative effect of accounting changes.

Cash expended for property additions was $64.2 million in the first nine months of 1999 versus $55.4 million in the comparable period in 1998. The Company has opened seven new clubs year-to-date this year versus six new clubs in the same period last year. The Company's capital expenditures are expected to total approximately $90 million in 1999, based on plans to open approximately eleven new clubs (including the new clubs already opened this year). The timing of actual club openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

In August 1999, the Company completed its repurchase of $50 million of the Company's common stock, which had been authorized by the Board of Directors in August 1998. On September 16, 1999, the Board authorized the repurchase of an additional $50 million of the Company's common stock. During the first nine months of 1999, the Company repurchased 965,100 shares of common stock for $26.6 million, or an average price of $27.61 per share. As of October 30, 1999, the Company's remaining repurchase authorization was $42.4 million.

The Company has a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement includes a $50 million sub-facility for letters of credit, of which $3.4 million was outstanding at October 30, 1999. The Company is required to pay an annual facility fee which is currently 0.10% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.25%, (b) the agent bank's prime rate or (c) a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation and prohibit the payment of cash dividends on the Company's common stock. In September 1999, the agreement was amended to generally limit the cumulative repurchase of the Company's common stock to $50 million plus 50% of Net Income (as defined by the agreement) after January 30, 1998.

The Company also maintains a separate $38 million facility for letters of credit, primarily to support the purchase of inventories, of which $2.7 million was outstanding at October 30, 1999, and an additional $20 million uncommitted credit line for short-term borrowings.

Increases in merchandise inventories and accounts payable since the end of the previous fiscal year were due mainly to normal seasonal requirements and new stores. Increases in inventories and accounts payable compared to the end of last year's third quarter were due primarily to new stores.

Cash and cash equivalents totalled $7.6 million as of October 30, 1999, and there were no borrowings outstanding on that date. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through the fiscal year ending February 3, 2001. However, the Company may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results
---------------------------------------------------

This report contains a number of "forward-looking statements," including statements regarding the expected impact of changes in membership fees and the Company's medical benefit program for employees, the expected effective income tax rate for 1999, planned capital expenditures, planned store openings, Year 2000 compliance and other information with respect to the Company's plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation: economic and weather conditions; state and local regulation in the Company's markets; competitive conditions; contingent liabilities under the Company's indemnification agreement with The TJX Companies,

Inc.; and events which might cause the Company's spin-off from Waban (now known as HomeBase, Inc.) not to qualify for tax-free treatment. Each of these factors is discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Company believes that its potential exposure to market risk as of October 30, 1999 is not material because of the short contractual maturities of its cash, cash equivalents, marketable securities and bank debt. The Company has not used derivative financial instruments.

                          PART II.  OTHER INFORMATION


Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

           (a) Exhibits

               10.7 BJ's Wholesale Club, Inc. 1997 Director Stock Option Plan (as amended through May 27, 1999)*

               10.13a Amended and Restated Change of Control Severance Agreement between the Company and John J. Nugent*

               10.19 Amended and Restated Form of Change of Control Severance Agreement between the Company and officers of the Company*

               10.22b Second Amendment dated as of September 21, 1999 to Credit Agreement dated July 9, 1997

               27.0    Financial Data Schedule

                       * Management contract or other compensatory plan or
                         arrangement.

           (b) Reports on Form 8-K

               The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended October 30, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BJ'S WHOLESALE CLUB, INC.
                                        -------------------------
                                        (Registrant)



Date:      December 10, 1999            /s/ JOHN J. NUGENT
      --------------------------        ----------------------------------
                                        John J. Nugent
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Date:      December 10, 1999            /s/ FRANK D. FORWARD
      --------------------------        ----------------------------------
                                        Frank D. Forward
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)