Form 10-K405
period 2000-01-29
BJS WHOLESALE CLUB INC
filed 2000-04-14
CIK 1037461

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 29, 2000
                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 001-13143

                           BJ'S WHOLESALE CLUB, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 04-3360747
    (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)                Identification No.)

           One Mercer Road
        Natick, Massachusetts                             01760
   (Address of principal executive                     (Zip Code)
              offices)

       Registrant's telephone number, including area code: (508) 651-7400

          Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
         Title of each class             on which registered
         -------------------            ---------------------
      Common Stock, par value $.01     New York Stock Exchange
      Preferred Share Purchase Rights  New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 2000 was approximately $2,820,441,000 based on the closing price of $38.375 on the New York Stock Exchange on such date.

   There were 73,692,370 shares of the Registrant's Common Stock, $.01 par value, outstanding as of March 31, 2000.

                      Documents Incorporated by Reference

   Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

 General

   BJ's Wholesale Club introduced the warehouse club concept to New England in 1984 and has since expanded in the eastern United States and the state of Ohio. As of January 29, 2000, BJ's operated 107 warehouse clubs in 14 states and had over 5.8 million members. The table below shows the number of BJ's locations by state.

                                                                       Number of
   State                                                               Locations
   -----                                                               ---------
   New York...........................................................     26
   New Jersey.........................................................     14
   Massachusetts......................................................     13
   Pennsylvania.......................................................     10
   Florida............................................................      9
   Connecticut........................................................      7
   Maryland...........................................................      6
   Ohio...............................................................      6
   Virginia...........................................................      6
   New Hampshire......................................................      4
   Maine..............................................................      2
   Rhode Island.......................................................      2
   Delaware...........................................................      1
   North Carolina.....................................................      1
                                                                          ---
     TOTAL............................................................    107
                                                                          ===

   On July 28, 1997, BJ's Wholesale Club, Inc. ("BJ's" or the "Company") became an independent, publicly owned entity when Waban Inc. ("Waban"), BJ's parent company at the time, distributed to its stockholders on a pro rata basis all of the Company's outstanding common stock. Before that date, BJ's business had operated as a division of Waban.

   The fiscal year ended January 29, 2000 is referred to as "1999" or "fiscal 1999" below. Other fiscal years are referred to in a similar manner.

 Industry Overview

   Warehouse clubs offer a narrow assortment of brand name food and general merchandise items within a wide range of product categories. In order to achieve high sales volumes and rapid inventory turnover, merchandise selections are generally limited to items that are brand name leaders in their categories. Since warehouse clubs sell a diversified selection of product categories, they attract customers from a wide range of other wholesale and retail distribution channels, such as supermarkets, supercenters, department stores, drug stores, discount stores, office supply stores, consumer electronics stores, automotive stores and wholesale distributors. The Company believes that it is difficult for these higher cost channels of distribution to match the low prices offered by warehouse clubs.

   Warehouse clubs eliminate many of the merchandise handling costs associated with traditional multiple-step distribution channels by purchasing full truckloads of merchandise directly from manufacturers and by storing merchandise on the sales floor rather than in central warehouses. By operating no-frills, self-service warehouse facilities, warehouse clubs have fixturing and operating costs substantially below those of traditional retailers. Because of their higher sales volumes and rapid inventory turnover, warehouse clubs generate cash from the sale of a large portion of their inventory before they are required to pay merchandise vendors. As a result, a greater percentage of the inventory is financed through vendor payment terms than by working capital. Two broad groups of customers, individual households and small businesses, have been attracted to the savings made possible by the high sales volumes and operating efficiencies achieved by warehouse clubs. Customers at warehouse clubs are generally limited to members who pay an annual fee.

 Business Model

   The Company has developed an operating model that it believes differentiates it from its warehouse club competition. First, BJ's seeks to establish and maintain the leading industry position in each market where it operates. Second, by clustering its clubs, BJ's achieves the benefit of name recognition and maximizes the efficiencies of management support, distribution and marketing activities. Finally, BJ's places added focus on the retail customer, its Inner Circle(R) member, through merchandising strategies that emphasize a customer-friendly shopping experience. BJ's creates an exciting shopping experience for its members with a constantly changing mix of food and general merchandise items and carries a broader product assortment than its warehouse club competitors. By supplementing the warehouse format with aisle markers, express check-out lanes and low-cost video-based sales aids, BJ's makes shopping more efficient for its members. BJ's is also the only major warehouse club operator to accept manufacturers' coupons, which provides added value for its members, and to accept VISA(R), MasterCard(R) and Discover(R) payment cards chainwide. In 2000, BJ's plans to equip its clubs to process on-line debit transactions. Management believes these strategies aimed at the general consumer allow BJ's to achieve higher warehouse club operating margins than its warehouse club competitors.

 Expansion

   Since the beginning of 1994, BJ's has grown from 52 clubs to 107 clubs in operation at January 29, 2000. Approximately 53% of BJ's clubs have been in operation for fewer than six years, and many of these are considered to be in the early stages of maturation.

   BJ's plans to open approximately ten to eleven new clubs and relocate one club in the current year, expanding its presence in the Carolinas, Florida, and Ohio and continuing to fill in existing markets. Longer term, BJ's plans to increase the square footage of the chain by an average of 10% annually.

                                        Clubs      Clubs    Clubs      Clubs
                                     in Operation  Opened   Closed  in Operation
                                     at Beginning  During   During     at End
   Year                                of Year    the Year the Year   of Year
   ----                              ------------ -------- -------- ------------
   1994.............................      52         11        1         62
   1995.............................      62          9       --         71
   1996.............................      71         10       --         81
   1997.............................      81          4        1         84
   1998.............................      84         12       --         96
   1999.............................      96         11       --        107

 Store Profile

   As of January 29, 2000, BJ's operated 93 traditional size "big box" warehouse clubs that averaged approximately 112,000 square feet and 14 smaller format warehouse clubs that averaged approximately 69,000 square feet. The smaller format clubs are designed to serve markets whose population is not sufficient to support a full-sized warehouse club. Including space for parking, a typical full-sized BJ's club requires nine to eleven acres of land. The smaller version typically requires approximately eight acres. BJ's clubs are located in both free-standing locations and shopping centers.

   Construction and site development costs for a full-sized BJ's club average approximately $5.5 million. Land acquisition costs for a club generally range from $3.0 million to $5.5 million, but can be significantly higher in some locations. BJ's also invests approximately $2.6 million for fixtures and equipment and $2 million for inventory (net of accounts payable), and incurs approximately $.8 million for preopening costs in a new full-sized club.

 Merchandising

   BJ's services its existing members and attracts new members by providing a broad range of high quality, brand name merchandise at everyday prices that are consistently lower than the prices of traditional wholesalers, discount retailers, supermarkets, supercenters and specialty retail operations. BJ's limits the items offered in each product line to fast selling styles, sizes and colors, carrying an average of approximately 6,000 active stock-keeping units (SKU's). By contrast, supermarkets normally stock approximately 25,000 SKU's, and discount stores typically stock up to 60,000 SKU's. BJ's works closely with manufacturers to develop packaging and sizes which are best suited to selling through the warehouse club format in order to minimize handling costs and to provide increased value to members.

   In 1999, food accounted for approximately 59% of BJ's sales. The remaining 41% consisted of a wide variety of general merchandise items. Food categories at BJ's include frozen foods, fresh meat and dairy products, dry grocery items, fresh produce and flowers, canned goods, and household paper products and cleaning supplies. General merchandise includes office supplies and equipment, consumer electronics, small appliances, auto accessories, tires, jewelry, housewares, health and beauty aids, computer software, books, greeting cards, apparel, tools, toys and seasonal items.

   To ensure that its merchandise selection is closely attuned to the tastes of its members, BJ's employs regional buyers who are responsible for tailoring the product selection in individual warehouse clubs to the regional and ethnic tastes of the local market.

   BJ's expanded its private label program during 1999. Products are sold under two labels: "Executive Choice(TM)" for products targeted to business members, and "Berkley and Jensen(TM)" for products targeted to BJ's Inner Circle members. BJ's private label products are premium quality only and generally are priced 20% lower than the top branded competing product. Private label products include paper towels, bath tissue, diapers, juices, frozen vegetables, cookies, pet food, detergents, analgesics, vitamins and supplements, jeans, athletic socks and luggage. BJ's expects its private label products to represent an increasing percentage of total revenues over time.

   BJ's also offers a number of specialty services that are designed to enable members to complete more of their shopping at BJ's and to encourage more frequent trips to the clubs. Most of these services are provided by outside operators in space leased from BJ's. Specialty services include full-service optical stores, food courts, some of which offer brand name fast food service, one-hour photo service, a selection of garden sheds and gazebos, a propane tank filling service, and a muffler and brake service operated in conjunction with Monro Muffler/Brake and Speedy Auto Service, and Tuffy Automobile Service Centers. A test of a mini-branch bank concept continues in three of BJ's clubs. In addition, BJ's began marketing home and business alarm systems in 1999 through Protection One(R).

   As of January 29, 2000, BJ's has opened gas stations at nineteen of its clubs. The gas stations are self-service, relying on "pay at the pump" technology that accepts MasterCard, VISA, Discover and debit card transactions. Both regular and premium gas are available. BJ's has generally maintained its price at 6 to 10 cents per gallon less than the average prices in each market. Results to date have shown significant increases in sales and membership at clubs with gas stations. BJ's plans to expand this service in 2000.

   The Company's "BJ's Premier Benefits(TM)" program is designed to enhance the value of BJ's membership, particularly to business members. Included in the program are discounted payroll processing, payment processing of all major credit cards, participation in an established preferred medical provider network that provides comprehensive health care services at discounted rates, local and long-distance phone and Internet access, rebates on the buying and selling of residential real estate, travel services and printing of business forms, checks and signs. Participation in Premier Benefits is open to all BJ's members and is included in the regular cost of BJ's membership.

 Membership

   Paid membership is an essential part of the warehouse club concept. In addition to providing a source of revenue which permits BJ's to offer low prices, membership reinforces customer loyalty. BJ's has two types of members: business members and Inner Circle members. BJ's Inner Circle members are likely to be home owners who have incomes which are above the average for the Company's trading areas. BJ's believes that a significant percentage of its business members also shops BJ's actively for their personal needs. The Company had over 5.8 million members (including supplemental cardholders) at January 29, 2000.

   BJ's charges $35 per year for a primary Inner Circle membership that includes one free supplemental membership. Members in the same household may purchase additional supplemental memberships for $15 each. A business membership also costs $35 per year and includes one free supplemental membership. Additional supplemental business memberships cost $15 each. BJ's membership is open to all, whereas the Company's wholesale club competitors have typically required individual members to belong to certain qualifying groups. BJ's believes that its more liberal membership policy has attracted incremental sales without adversely affecting its costs.

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

 Warehouse Club Operations

   BJ's ability to achieve profitable operations depends upon high sales volumes and the efficient operation of its warehouse clubs. The Company buys most of its merchandise at volume discounts from manufacturers for shipment either to a BJ's cross-docking facility or directly to BJ's clubs. This eliminates many of the costs associated with traditional multiple-step distribution channels, including distributors' commissions and the costs of storing merchandise in central distribution facilities.

   BJ's routes the majority of its purchases through cross-docking facilities which break down truckload quantity shipments from manufacturers and reallocate these goods for shipment to individual clubs, generally on a same-day basis. BJ's efficient distribution systems result in better volume discounts, reduced freight expenses and lower receiving costs.

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

   BJ's has been able to limit inventory losses to levels well below those typical of other retailers by strictly controlling the exits of its clubs, by generally limiting customers to members and by using state-of-the-art electronic article surveillance technology. BJ's inventory shrinkage was less than .20% of net sales in both 1998 and 1999. Problems associated with payments by check have been insignificant, as members who issue dishonored checks are restricted to cash-only terms. BJ's policy is to accept returns of merchandise within 30 days after purchase.

   In October 1995, BJ's became the first warehouse club chain to accept the MasterCard credit card and in September 1997, became the first warehouse club chain to accept VISA. Additionally, BJ's members may pay for their purchases by cash, check or Discover Card. BJ's intends to equip its clubs to process on-line debit transactions in 2000.

 Information Systems

   Over the course of its development, BJ's has made a significant investment in information systems. BJ's was the first warehouse club operator to introduce scanning devices which work in conjunction with its electronic point of sale
(EPOS) terminals and intends to roll out "360 degree" scanning at the checkout stations in its clubs in 2000. Sales data is analyzed daily for replenishment purposes. Detailed purchasing data on individual members permits the buying staff and store managers to track changes in members' buying behavior. Detailed shrinkage information by SKU by club allows management to quickly identify inventory shrinkage problems and formulate effective action plans.

 Competition

   BJ's competes with a wide range of national, regional and local retailers and wholesalers selling food or general merchandise in its markets, including supermarkets, supercenters, general merchandise chains, specialty chains and other warehouse clubs, some of which have significantly greater financial and marketing resources than BJ's. Major competitors that operate warehouse clubs include Costco Wholesale Corporation and Sam's Clubs (a division of Wal-Mart Stores, Inc.).

   A large number of competitive membership warehouse clubs exists in BJ's markets. Approximately 86% of BJ's 93 "big box" warehouse clubs have at least one competitive membership warehouse club in their trading areas at a distance of about ten miles or less. None of the smaller format clubs has direct competition from other warehouse clubs within ten miles.

   BJ's believes price is the major competitive factor in the markets in which it competes. Other competitive factors include store location, merchandise selection, member services and name recognition. BJ's believes its efficient, low-cost form of distribution gives it a significant competitive advantage over more traditional channels of wholesale and retail distribution.

 Seasonality

   Sales and net income have typically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

 Employees

   As of January 29, 2000, BJ's had approximately 13,650 employees ("team members") of whom approximately 300 were considered part-time employees (persons who work less than 20 hours per week). Approximately 800 team members were employed in management and office support functions; the balance worked in the warehouse clubs and cross-docking facilities. None of the Company's team members is represented by a union. BJ's considers its relations with its team members to be excellent.

Item 2. Properties

   BJ's operated 107 warehouse club locations as of January 29, 2000, of which 65 are leased under long-term leases and 32 are owned. BJ's owns the buildings at the remaining 10 locations, which are subject to long-term ground leases. A listing of BJ's locations within each state is shown on page 2.

   The unexpired terms of BJ's leases range from approximately one to 41 years, and average approximately 14 years. BJ's has options to renew all but one of its leases for periods that range from approximately 5 to 50 years and average approximately 21 years. These leases require fixed monthly rental payments which are subject to various adjustments. Certain leases require payment of a percentage of the warehouse club's gross sales in excess of certain amounts. Generally, all leases require that BJ's pay all property taxes, insurance, utilities and other operating costs.

   BJ's home offices in Natick, Massachusetts, occupy 142,000 square feet under leases expiring January 31, 2006, with options to extend these leases through January 31, 2011. The Company also leases two cross-docking facilities, which occupy a total of 442,000 square feet under leases which expire in 2005 and 2010, with options to extend these leases through 2015 and 2025, respectively. To support BJ's growth, the Company plans, by the spring of 2001, to relocate its cross-docking facility serving southeastern, middle Atlantic and midwest markets to a new facility that would be approximately twice the size of its existing location.

   See Note D of Notes to Consolidated Financial Statements included elsewhere in this report for additional information with respect to the Company's leases.

Item 3. Legal Proceedings

   BJ's is involved in various legal proceedings that are typical of a retail business. Although it is not possible to predict the outcome of these proceedings or any related claims, the Company believes that such proceedings or claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 29, 2000.

Item 4A. Executive Officers of the Registrant

 Name                Age      Office and Employment During Last Five Years
 ----                ---      --------------------------------------------
 Herbert J. Zarkin..  61 Chairman of the Board of the Company since July 1997;
                         President, Chief Executive Officer and Director of
                         Waban (1993-1997); Executive Vice President of Waban
                         (1989-1993); President of the BJ's Division of Waban
                         (the "BJ's Division") (1990-1993)

 John J. Nugent.....  53 President, Chief Executive Officer and Director of
                         the Company since July 1997; Executive Vice President
                         of Waban and President of the BJ's Division (1993-
                         1997)

 Frank D. Forward...  45 Executive Vice President and Chief Financial Officer
                         of the Company since July 1997; Executive Vice
                         President, Finance of the BJ's Division from February
                         1997 to July 1997; Senior Vice President, Finance of the BJ's Division (1994-1997)

 Laura J. Sen.......  43 Executive Vice President, Merchandising of the
                         Company since July 1997; Executive Vice President,
                         Merchandising of the BJ's Division from February 1997
                         to July 1997; Senior Vice President, General
                         Merchandise of the BJ's Division (1993-1997)

 Michael T. Wedge...  46 Executive Vice President, Club Operations of the
                         Company since July 1997; Executive Vice President,
                         Sales Operations of the BJ's Division from February
                         1997 to July 1997; Senior Vice President, Sales
                         Operations of the BJ's Division (1993-1997)

 Sarah M. Gallivan..  57 Vice President and General Counsel of the Company
                         since July 1997; Vice President and General Counsel of Waban (1989-1997)

   All officers serve at the discretion of the Board of Directors and hold office until the next annual meeting of the Board of Directors and until their successors are elected and qualified.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

   The common stock of the Company is listed on the New York Stock Exchange (symbol "BJ"). The quarterly high and low stock prices for the fiscal years ended January 29, 2000 and January 30, 1999, adjusted for the effect of the two-for-one stock split on March 2, 1999, were:

                          Fiscal Year Ended         Fiscal Year Ended
                          January 29, 2000          January 30, 1999
                          -----------------         -----------------
   Quarter                  High         Low          High          Low
   -------                ---------    --------     ---------     --------
   First................. $    28 3/4  $    20 3/8  $    20 5/16  $    14 15/16
   Second................      33 3/16      24 1/2       20 31/32      18 1/16
   Third.................      32 7/16      25 3/4       19 3/8        16 1/8
   Fourth................      39           29 3/16      23 5/32       17 1/32

   The approximate number of stockholders of record at March 31, 2000 was 2,400. The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain earnings to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. For restrictions on the payment of dividends, see Note C of Notes to the Consolidated Financial Statements included elsewhere in this report.

Item 6. Selected Financial Data

                                            Fiscal Year Ended
                          --------------------------------------------------------
                           Jan. 29,    Jan. 30,    Jan. 31,   Jan. 25,   Jan. 27,
                             2000        1999        1998       1997       1996
                          ----------  ----------  ---------- ---------- ----------
                                                (53 Weeks)
                               (Dollars in Thousands except Per Share Data)
Income Statement Data
Net sales...............  $4,115,825  $3,476,846  $3,159,786 $2,859,950 $2,470,307
Membership fees and
 other..................      90,422      75,335      67,556     64,746     61,096
                          ----------  ----------  ---------- ---------- ----------
Total revenues..........   4,206,247   3,552,181   3,227,342  2,924,696  2,531,403
                          ----------  ----------  ---------- ---------- ----------
Cost of sales, including
 buying and occupancy
 costs..................   3,725,638   3,154,017   2,872,303  2,605,602  2,263,532
Selling, general and
 administrative
 expenses...............     293,538     255,087     231,203    208,077    180,426
Preopening expenses.....       9,536       7,743       3,190      6,447      4,788
Pension termination
 costs..................         --        1,521         --         --         --
                          ----------  ----------  ---------- ---------- ----------
Operating income........     177,535     133,813     120,646    104,570     82,657
Interest (income)
 expense, net...........      (3,785)       (956)      8,733     16,838     14,757
                          ----------  ----------  ---------- ---------- ----------
Income before income
 taxes and cumulative
 effect of accounting
 principle changes......     181,320     134,769     111,913     87,732     67,900
Provision for income
 taxes..................      70,171      52,964      43,646     34,108     26,350
                          ----------  ----------  ---------- ---------- ----------
Income before cumulative
 effect of accounting
 principle changes......     111,149      81,805      68,267     53,624     41,550
Cumulative effect of
 accounting principle
 changes................         --      (19,326)        --         --         --
                          ----------  ----------  ---------- ---------- ----------
Net income..............  $  111,149  $   62,479  $   68,267 $   53,624 $   41,550
                          ==========  ==========  ========== ========== ==========
Income per common share:
Basic earnings per
 share:
 Income before
  cumulative effect of
  accounting principle
  changes...............  $     1.51  $     1.09  $     0.91 $     0.72 $     0.55
 Cumulative effect of
  accounting principle
  changes...............         --        (0.26)        --         --         --
                          ----------  ----------  ---------- ---------- ----------
 Net income.............  $     1.51  $     0.83  $     0.91 $     0.72 $     0.55
                          ==========  ==========  ========== ========== ==========
Diluted earnings per
 share:
 Income before
  cumulative effect of
  accounting principle
  changes...............  $     1.47  $     1.07  $     0.90 $     0.72 $     0.55
 Cumulative effect of
  accounting principle
  changes...............         --        (0.25)        --         --         --
                          ----------  ----------  ---------- ---------- ----------
 Net income.............  $     1.47  $     0.82  $     0.90 $     0.72 $     0.55
                          ==========  ==========  ========== ========== ==========
Pro forma amounts
 assuming accounting
 principle changes are
 applied retroactively:
 Net income.............  $  111,149  $   81,805  $   65,699 $   53,201 $   40,289
                          ==========  ==========  ========== ========== ==========
 Basic earnings per
  common share..........  $     1.51  $     1.09  $     0.88 $     0.71 $     0.54
                          ==========  ==========  ========== ========== ==========
 Diluted earnings per
  common share..........  $     1.47  $     1.07  $     0.87 $     0.71 $     0.54
                          ==========  ==========  ========== ========== ==========
Balance Sheet Data
Working capital.........  $  133,476  $  108,979  $  124,957 $   62,942 $   77,207
Total assets............   1,073,448     907,630     811,636    737,211    676,675
Long-term debt and
 obligations under
 capital leases.........       2,050      32,249      44,930      2,592      2,731
Loans and advances from
 Waban Inc..............         --          --          --     148,081    181,730
Stockholders' equity....     577,398     485,042     446,257    275,607    221,983
Clubs open at end of
 year...................         107          96          84         81         71

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

   Unless noted otherwise, the fiscal year ended January 29, 2000 is referred to as "1999." Other fiscal years are referred to in a similar manner.

 Accounting Principle Changes

   During 1998 (the fiscal year ended January 30, 1999), the Company adopted changes in methods of accounting for membership fee revenues and preopening expenses. The Company had previously recognized membership fee revenues as income when received. Under its new accounting method, the Company recognizes membership fee revenues as income over the life of the membership, which is typically twelve months. Previously, preopening expenses were charged ratably to operations between the date a new club opened and the end of the fiscal year. In implementing American Institute of CPA's Statement of Position ("AICPA SOP") 98-5, "Reporting on the Costs of Start-up Activities," the Company now recognizes club preopening expenses when incurred.

   The Company has incorporated these accounting changes in its financial statements for 1999 and 1998. The cumulative effect of these accounting changes on prior years was recorded as of the beginning of the first quarter of 1998. Results for 1997 are not restated. For additional information on these accounting principle changes, see Note A of Notes to Consolidated Financial Statements.

   The following pro forma information gives effect to the retroactive application of 1998's accounting changes for all periods presented:

                                             Fiscal Year Ended
                          ----------------------------------------------------------
                           January 29, 2000    January 30, 1999    January 31, 1998
                          ------------------- ------------------- ------------------
                                                                      (53 weeks)
                                      % of                % of               % of
                             $      Net Sales    $      Net Sales    $     Net Sales
                          --------  --------- --------  --------- -------- ---------
                               (Dollars in Millions except Per Share Amounts)
Pro forma information
Net sales...............  $4,115.8    100.0%  $3,476.8    100.0%  $3,159.8   100.0%
Membership fees and oth-
 er.....................      90.4      2.2       75.4      2.2       65.1     2.1
                          --------    -----   --------    -----   --------   -----
Total revenues..........   4,206.2    102.2    3,552.2    102.2    3,224.9   102.1
                          --------    -----   --------    -----   --------   -----
Cost of sales, including
 buying and occupancy
 costs..................   3,725.7     90.5    3,154.1     90.7    2,872.3    90.9
Selling, general and ad-
 ministrative expenses..     293.5      7.1      255.1      7.3      231.2     7.3
Preopening expenses.....       9.5       .3        7.7       .2        5.0      .2
Pension termination
 costs..................       --       --         1.5       .1        --      --
                          --------    -----   --------    -----   --------   -----
Operating income........     177.5      4.3      133.8      3.9      116.4     3.7
Interest (income) ex-
 pense, net.............      (3.8)     (.1)      (1.0)     --         8.7      .3
                          --------    -----   --------    -----   --------   -----
Income before income
 taxes..................     181.3      4.4      134.8      3.9      107.7     3.4
Provision for income
 taxes..................      70.2      1.7       53.0      1.5       42.0     1.3
                          --------    -----   --------    -----   --------   -----
Net income..............  $  111.1      2.7%  $   81.8      2.4%  $   65.7     2.1%
                          ========    =====   ========    =====   ========   =====
Diluted net income per
 common share...........  $   1.47            $   1.07            $    .87
                          ========            ========            ========
Number of clubs in oper-
 ation at year end......       107                  96                  84

 Stock Split

   On February 4, 1999, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend, which was distributed on March 2, 1999 to stockholders of record on February 16, 1999. The split was effected by reissuing the 803,638 treasury shares held by the Company and issuing 36,098,862 additional shares of common stock on the distribution date. The stock split is recorded in the financial statements for the fiscal year ended January 30, 1999. All historical earnings per share amounts have been restated to reflect the stock split. Reference to stock activity before the distribution of the split has not been restated unless otherwise noted.

 Results of Operations

   Net sales increased by 18.4% from 1998 to 1999 and by 10.0% from 1997 to 1998. 1997 was a 53-week fiscal year. The increases in both years were due to the opening of new stores and to comparable store sales increases. Comparable store net sales (on a same-week basis) increased by 7.3% from 1998 to 1999 and by 5.2% from 1997 to 1998. The Company's strong comparable store sales performance in 1999 was driven by a healthy consumer spending environment, favorable weather conditions throughout the year and millennium-related demand in the fourth quarter. Additionally, the Company expanded the number of gas stations it operates from five at the end of 1998 to 19 at the end of 1999.

   Total revenues included membership fees of $79.3 million in 1999 and $65.5 million in 1998, and pro forma membership fees of $56.4 million in 1997. Membership fees in the last two years benefited from the addition of new stores and an increase in the fee for Inner Circle, or retail, members from $30 to $35, effective February 1, 1998, and an increase in the fee for business members from $30 to $35, effective February 1, 1999.

   Cost of sales (including buying and occupancy costs) was 90.5% of net sales in 1999, 90.7% in 1998 and 90.9% in 1997. The decreases in the cost of sales percentage resulted from the Company's ability to introduce higher margin products into the merchandise mix and from leveraging fixed buying and occupancy costs against increased comparable store sales.

   Selling, general and administrative ("SG&A") expenses were 7.1% of net sales in 1999 and 7.3% of net sales in each of 1998 and 1997. The SG&A percentage was favorably impacted in the last two years by leveraging fixed expenses against both increased comparable store sales and a growing number of clubs, and by effective control over other operating expenses. In 1999, the Company also realized cost savings from a new medical plan for employees that became effective on January 1, 1999. Credit expenses as a percentage of sales have risen in the last two years due to the increased level of credit card sales resulting mainly from the Company's acceptance of VISA beginning in September 1997 and to increased costs in 1998 for the Company's co-branded MasterCard. The Company also incurred incremental marketing costs in 1998 to support its entry into the Ohio market and higher general and administrative expenses after July 1997 as a result of operating as an independent publicly owned entity.

   Preopening expenses were $9.5 million in 1999 and $7.7 million in 1998; pro forma preopening expenses were $5.0 million in 1997. The Company opened eleven new clubs in 1999, twelve in 1998 and four in 1997. A portion of 1999's preopening expenses was incurred for a club which opened in February 2000, and a portion of 1997's preopening expenses was incurred for two clubs which opened in February 1998.

   During 1998, the Company recorded a pre-tax charge of $1.5 million in connection with the termination of the Waban Inc. Retirement Plan, in which certain of the Company's employees participated. On a post-tax basis, this charge amounted to $.9 million, or $.01 per diluted share.

   The components of net interest (income) expense in the last three fiscal years were as follows:

                                                  Fiscal Year Ended
                                      -----------------------------------------
                                      Jan. 29, 2000 Jan. 30, 1999 Jan. 31, 1998
                                      ------------- ------------- -------------
                                                (Dollars in Millions)
   Interest expense on debt..........     $  .3         $  .9         $9.3
   Capitalized interest..............       (.3)          (.7)         (.4)
   Interest income...................      (4.0)         (1.4)         (.5)
                                          -----         -----         ----
   Interest on debt, net.............      (4.0)         (1.2)         8.4
   Interest on capital leases........        .2            .2           .3
                                          -----         -----         ----
   Interest (income) expense, net....     $(3.8)        $(1.0)        $8.7
                                          =====         =====         ====

   Net interest income in 1999 increased primarily because of higher levels of investments and lower borrowing levels than those of 1998. As described in more detail below, interest expense after July 28, 1997 was reduced because borrowing levels and interest rates applied to those borrowings were significantly lower after the spin-off.

   The Company's income tax provision was 38.7% of pre-tax income in 1999, 39.3% in 1998 and 39.0% in 1997. The decrease in the rate in 1999 was due to a reduction in the effective state income tax rate.

   Net income was $111.1 million, or $1.47 per diluted share, in 1999 versus income before the cumulative effect of accounting principle changes of $81.8 million, or $1.07 per diluted share, in 1998 and pro forma net income of $65.7 million, or $.87 per diluted share, in 1997. The cumulative effect of accounting principle changes reduced net income in 1998 by $19.3 million, or $.25 per diluted share. Net income in 1998 was $62.5 million, or $.82 per diluted share.

   BJ's Wholesale Club, Inc. commenced operations as a separate entity immediately following its July 28, 1997 spin-off from Waban. Therefore, reported financial results through the first half of 1997 reflect BJ's historical position as a division of Waban and, as such, are not indicative of performance after the spin-off. As a separate, publicly owned company, BJ's incurs SG&A costs which are higher than the amounts included in the historical financial statements for periods preceding the spin-off. However, interest on intercompany borrowings charged at an annual rate of 10% prior to the spin-off was replaced by interest on bank borrowings at significantly lower rates and the level of debt was reduced substantially by the contribution to capital of approximately $101 million of BJ's intercompany debt immediately prior to the spin-off.

   The following table: 1) restates 1997's historical results for the effects of the spin-off noted in the preceding paragraph; 2) presents data on a pro forma basis, as if the accounting principles for membership fees and preopening expenses adopted in 1998 had been in effect for all periods shown; and 3) excludes the pension termination charge from 1998's results:

                                         Fiscal Year Ended
                         ---------------------------------------------------------
                          Jan. 29, 2000      Jan. 30, 1999      Jan. 31, 1998
                         ---------------------------------------------------------
                            $     % Incr.      $     % Incr.      $     % Incr.
                         -------- ------------------ ------------------ ----------
                           (Dollars in Millions except Per Share Amounts)
Pro forma information
Operating income........ $  177.5    31.2%  $  135.3    17.2%  $  115.4    13.3%
Net income..............    111.1    34.4       82.7    21.6       68.0    16.9
Diluted net income per
 share..................     1.47    34.9       1.09    22.5        .89    15.6

   During 1999, the Company increased the number of gas stations in operation from five at the beginning of the year to 19 at the end of the year. Although the gas stations themselves operate at a much lower margin rate than the rest of BJ's business, they have had a very positive effect on club sales and membership. Consequently, where it is possible to do so, the Company plans to include a gas station in its new clubs and will continue to add gas stations in existing clubs.

 Year 2000 Compliance

   The Company worked for several years to prepare its financial, merchandising and other information technology ("IT") systems for the Year 2000. Major non-IT systems, including refrigeration, security and utilities systems were also reviewed for Year 2000 issues. The Company also worked with key vendors and other third parties with whom it does business to minimize the potential adverse impact on the Company if they failed to address the Year 2000 issue successfully.

   As of the date of this report, the Company has not encountered any significant Year 2000 issues. Based on information available at this time, the Company does not believe that Year 2000 issues will have a material adverse effect on the Company's results of operations, financial position or cash flows.

 Seasonality

   The Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have typically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

 Recently Issued Accounting Standards

   In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The adoption of this statement, which currently becomes effective in 2001, is not expected to have a material impact on the Company's results of operations, financial position or cash flows, or to produce any major changes in current disclosures.

   Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101 was released on December 3, 1999 and provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company's implementation date for SAB 101 is the second quarter of 2000. The Company does not believe that the implementation of SAB 101 will have a material effect on its results of operations, financial position or cash flows.

 Liquidity and Capital Resources

   Net cash provided by operating activities was $184.5 million in 1999 compared with $113.8 million in 1998. This increase resulted mainly from an increase in cash provided by net income before depreciation and amortization of $35.0 million and a decrease in cash used for the growth in inventories net of accounts payable of $28.0 million.

   Cash expended for property additions was $87.5 million in 1999 versus $78.3 million in 1998. The Company opened eleven new clubs in 1999 and twelve new clubs in 1998. One of the 1999 openings was at an owned location. Two of the 1998 openings were at owned locations and a third owned building was opened at a location that is subject to a long-term ground lease. The Company also opened 14 new gas stations in 1999 versus five gas stations in 1998.

   The Company's capital expenditures are estimated to total approximately $115 million in 2000, based on opening approximately ten to eleven new clubs, relocating one club, opening 15 to 20 gas stations, and relocating the Company's current cross-docking facility outside of Philadelphia. The new 630,000 square foot facility will be approximately twice the size of the current facility and is projected to open in the spring of 2001. The timing of actual location openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

   In August 1999, the Company completed its repurchase of $50 million of its common stock, which had been authorized by the Board of Directors in August 1998. On September 16, 1999, the Board authorized the repurchase of an additional $50 million of the Company's common stock. During 1999, the Company repurchased 1,190,702 shares of common stock for $35.0 million, or an average price of $29.41 per share. As of January 29, 2000, the Company's remaining repurchase authorization was $34.0 million.

   The Company has a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement includes a $50 million sub-facility for letters of credit, of which $3.4 million was outstanding at January 29, 2000. The Company is required to pay an annual facility fee which is currently 0.10% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.25%, (b) the agent bank's prime rate or (c) a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation and prohibit the payment of cash dividends on the Company's common stock. In September 1999, the agreement was amended to generally limit the cumulative repurchase of the Company's common stock to $50 million plus 50% of Net Income (as defined by the agreement) earned after January 30, 1998.

   The Company also maintains a separate $33 million facility for letters of credit, primarily to support the purchase of inventories, of which $11.4 million was outstanding at January 29, 2000, and an additional $20 million uncommitted credit line for short-term borrowings.

   Increases in inventories and accounts payable from January 30, 1999 to January 29, 2000 were due to the addition of new clubs and to the earlier purchase of certain seasonal merchandise this year.

   Cash and cash equivalents totaled $60.4 million as of January 29, 2000, and there were no borrowings outstanding on that date. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through February 3, 2001. However, the Company may from time to time seek to obtain additional financing.

 Factors Which Could Affect Future Operating Results

   This report contains a number of "forward-looking statements," including statements regarding planned capital expenditures, planned store, gas station and distribution facility openings, plans to begin accepting debit cards and introduce improved scanning devices at checkout stations, plans to expand BJ's private label program, exposure to market risk and other information with respect to the Company's plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth below. The Company does not assume any obligations to update any forward-looking statements herein.

   BJ's warehouse clubs are located in the eastern United States, primarily in the Northeast. The Company's business may be adversely affected from time to time by economic downturns in its markets. In addition, the Company may be impacted by state and local regulation in its markets and temporarily impacted by weather conditions prevailing in its markets.

   The Company competes with national, regional and local retailers and wholesalers, including national chains in the warehouse merchandising business, some of which have significantly greater financial and marketing resources than the Company, which could adversely affect the Company's business, operating results and financial condition.

   In connection with the spin-off of Waban by The TJX Companies, Inc. ("TJX") in 1989, Waban and TJX entered into an agreement pursuant to which Waban agreed to indemnify TJX against any liabilities that TJX might incur with respect to 43 current HomeBase leases as to which TJX was either a lessee or guarantor. In connection with the spin-off of the Company from Waban in 1997, the Company agreed to indemnify TJX with respect to any liabilities TJX may incur with respect to HomeBase leases through January 31, 2003, and thereafter it will indemnify TJX for 50% of such liabilities. Although HomeBase is primarily liable for these leases, there can be no assurance that HomeBase will be able to make all future payments under these leases. Pursuant to the Company's spin-off from Waban, BJ's may not renew any of its real estate leases (other than ground leases) for which HomeBase may be liable during any period in which BJ's does not meet certain minimum standards of creditworthiness.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Company believes that its potential exposure to market risk as of January 29, 2000 is not material because of the short contractual maturities of its cash and cash equivalents. No bank debt was outstanding at January 29, 2000. The Company has not used derivative financial instruments. See Summary of Accounting Policies--Disclosures about Fair Value of Financial Instruments and Note C in Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           Page
                                                                           ----
Consolidated Statements of Income for the fiscal years ended January 29,
 2000, January 30, 1999 and January 31, 1998.............................   17

Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999..   18

Consolidated Statements of Cash Flows for the fiscal years ended January
 29, 2000, January 30, 1999 and January 31, 1998.........................   19

Consolidated Statements of Stockholders' Equity for the fiscal years ended January 29, 2000,
 January 30, 1999 and January 31, 1998...................................   20

Notes to Consolidated Financial Statements...............................   21

Selected Quarterly Financial Data........................................   32

Report of Independent Accountants........................................   33

Report of Management.....................................................   33

                           BJ'S WHOLESALE CLUB, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                              Fiscal Year Ended
                               ---------------------------------------------------
                                 January 29,       January 30,       January 31,
                                    2000              1999              1998
                               ---------------   ---------------   ---------------
                                                                     (53 weeks)
                               (Dollars in Thousands except Per Share Amounts)
Net sales....................  $     4,115,825   $     3,476,846   $     3,159,786
Membership fees and other....           90,422            75,335            67,556
                               ---------------   ---------------   ---------------
 Total revenues..............        4,206,247         3,552,181         3,227,342
                               ---------------   ---------------   ---------------
Cost of sales, including
 buying and occupancy costs..        3,725,638         3,154,017         2,872,303
Selling, general and
 administrative expenses.....          293,538           255,087           231,203
Preopening expenses..........            9,536             7,743             3,190
Pension termination costs....              --              1,521               --
                               ---------------   ---------------   ---------------
 Operating income............          177,535           133,813           120,646
Interest (income) expense,
 net.........................           (3,785)             (956)            8,733
                               ---------------   ---------------   ---------------
Income before income taxes
 and cumulative effect of
 accounting principle
 changes.....................          181,320           134,769           111,913
Provision for income taxes...           70,171            52,964            43,646
                               ---------------   ---------------   ---------------
Income before cumulative
 effect of accounting
 principle changes...........          111,149            81,805            68,267
Cumulative effect of
 accounting principle
 changes.....................              --            (19,326)              --
                               ---------------   ---------------   ---------------
  Net income.................  $       111,149   $        62,479   $        68,267
                               ===============   ===============   ===============
Net income per common share:
 Basic earnings per share:
  Income before cumulative
   effect of accounting
   principle changes.........  $          1.51   $          1.09   $          0.91
  Cumulative effect of
   accounting principle
   changes...................              --              (0.26)              --
                               ---------------   ---------------   ---------------
  Net income.................  $          1.51   $          0.83   $          0.91
                               ===============   ===============   ===============
 Diluted earnings per share:
  Income before cumulative
   effect of accounting
   principle changes.........  $          1.47   $          1.07   $          0.90
  Cumulative effect of
   accounting principle
   changes...................              --              (0.25)              --
                               ---------------   ---------------   ---------------
  Net income.................  $          1.47   $          0.82   $          0.90
                               ===============   ===============   ===============
Number of common shares for
 earnings per share
 computations:
  Basic......................       73,657,016        74,804,538        74,962,346
  Diluted....................       75,391,489        76,095,876        75,487,798
Pro forma amounts assuming
 accounting principle changes
 are applied retroactively:
  Net income.................  $       111,149   $        81,805   $        65,699
                               ===============   ===============   ===============
  Basic earnings per common
   share.....................  $          1.51   $          1.09   $          0.88
                               ===============   ===============   ===============
  Diluted earnings per common
   share.....................  $          1.47   $          1.07   $          0.87
                               ===============   ===============   ===============

    The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                         January 29,  January 30,
                                                            2000         1999
                                                         -----------  -----------
                                                         (Dollars in Thousands)
ASSETS
Current assets:
  Cash and cash equivalents............................. $   60,437    $ 12,150
  Marketable securities.................................        --          100
  Accounts receivable...................................     51,998      51,134
  Merchandise inventories...............................    446,771     372,740
  Current deferred income taxes.........................      5,995       7,859
  Prepaid expenses......................................     15,482      12,607
                                                         ----------    --------
    Total current assets................................    580,683     456,590
                                                         ----------    --------
Property at cost:
  Land and buildings....................................    342,817     322,712
  Leasehold costs and improvements......................     59,350      45,861
  Furniture, fixtures and equipment.....................    279,381     236,231
                                                         ----------    --------
                                                            681,548     604,804
  Less accumulated depreciation and amortization........    201,486     168,957
                                                         ----------    --------
                                                            480,062     435,847
                                                         ----------    --------
Property under capital leases...........................      3,319       6,219
  Less accumulated amortization.........................      2,115       1,949
                                                         ----------    --------
                                                              1,204       4,270
                                                         ----------    --------
Other assets............................................     11,499      10,923
                                                         ----------    --------
    Total assets........................................ $1,073,448    $907,630
                                                         ==========    ========
LIABILITIES
Current liabilities:
  Accounts payable...................................... $  288,540    $213,702
  Accrued expenses and other current liabilities........    137,641     121,951
  Accrued federal and state income taxes................     20,806      11,757
  Obligations under capital leases due within one year..        220         201
                                                         ----------    --------
    Total current liabilities...........................    447,207     347,611
                                                         ----------    --------
Long-term debt..........................................        --       30,000
Obligations under capital leases, less portion due
 within one year........................................      2,050       2,249
Other noncurrent liabilities............................     38,431      34,928
Deferred income taxes...................................      8,362       7,800

STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 180,000,000
 shares, issued 74,410,190 and 73,805,000 shares........        744         738
Additional paid-in capital..............................     85,958      78,376
Retained earnings.......................................    517,052     405,928
Treasury stock, at cost, 867,370 shares.................    (26,356)        --
                                                         ----------    --------
    Total stockholders' equity..........................    577,398     485,042
                                                         ----------    --------
    Total liabilities and stockholders' equity.......... $1,073,448    $907,630
                                                         ==========    ========

    The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Fiscal Year Ended
                                             -----------------------------------
                                             January 29, January 30, January 31,
                                                2000        1999        1998
                                             ----------- ----------- -----------
                                                                     (53 Weeks)
                                                   (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................   $111,149    $ 62,479    $ 68,267
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Cumulative effect of accounting principle
   changes.................................        --       19,326         --
  Depreciation and amortization of proper-
   ty......................................     46,476      40,854      37,426
  Loss on property disposals...............      1,295         659         576
  Other noncash items (net)................        117         206         130
  Deferred income taxes....................      2,426       1,942       1,003
  Increase (decrease) in cash due to
   changes in:
    Accounts receivable....................       (864)    (12,812)     (4,316)
    Merchandise inventories................    (74,031)    (40,466)    (37,058)
    Prepaid expenses.......................     (2,875)          3      (7,959)
    Other assets...........................       (674)        (25)       (835)
    Accounts payable.......................     74,838      13,316         362
    Accrued expenses.......................     14,121      12,727       2,996
    Accrued income taxes...................      9,049      17,104      (5,422)
    Other noncurrent liabilities...........      3,503      (1,468)      7,930
                                              --------    --------    --------
Net cash provided by operating activities..    184,530     113,845      63,100
                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities..........     (1,582)        (95)        --
Maturity of marketable securities..........      1,682         --          --
Property additions.........................    (87,475)    (78,338)    (50,291)
Proceeds from property disposals...........        125         548       3,343
                                              --------    --------    --------
Net cash used in investing activities......    (87,250)    (77,885)    (46,948)
                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital lease obligations.....       (180)       (165)       (140)
Borrowing (repayment) of long-term debt....    (30,000)    (12,500)     42,500
Cash dividends paid on preferred stock of
 subsidiary................................        (25)        (25)        (25)
Proceeds from sale and issuance of common
 stock.....................................     16,236       5,909         983
Purchase of treasury stock.................    (35,024)    (30,930)        --
Contribution to capital by Waban Inc.......        --        1,188         --
Decrease in loans and advances from Waban
 Inc. .....................................        --          --      (46,757)
                                              --------    --------    --------
Net cash used in financing activities......    (48,993)    (36,523)     (3,439)
                                              --------    --------    --------
Net increase (decrease) in cash and cash
 equivalents...............................     48,287        (563)     12,713
Cash and cash equivalents at beginning of
 year......................................     12,150      12,713         --
                                              --------    --------    --------
Cash and cash equivalents at end of year...   $ 60,437    $ 12,150    $ 12,713
                                              ========    ========    ========
Supplemental cash flow information:
  Interest paid............................   $    203    $    420    $  9,127
  Income taxes paid........................     58,696      33,918      48,065
Noncash financing and investing activities:
  Contribution to capital by Waban Inc.....        --          --      101,324
  Treasury stock issued for compensation
   plans and in connection with stock
   split...................................      8,668      30,930         --

    The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             Common     Additional                         Total
                             Stock       Paid-in   Retained  Treasury  Stockholders'
                         Par Value $.01  Capital   Earnings   Stock       Equity
                         -------------- ---------- --------  --------  -------------
                              (Dollars in Thousands except Per Share Amount)
Balance, January 25,
 1997...................      $375       $    --   $275,232  $    --     $275,607
  Net income............       --             --     68,267       --       68,267
  Sale and issuance of
   common stock.........       --           1,084       --        --        1,084
  Cash dividends on
   preferred stock of
   subsidiary...........       --             --        (25)      --          (25)
  Contribution to capi-
   tal by Waban Inc.....       --         101,324       --        --      101,324
                              ----       --------  --------  --------    --------
Balance, January 31,
 1998...................       375        102,408   343,474       --      446,257
  Net income............       --             --     62,479       --       62,479
  Sale and issuance of
   common stock.........         2          4,433       --      1,638       6,073
  Cash dividends on
   preferred stock of
   subsidiary...........       --             --        (25)      --          (25)
  Purchase of treasury
   stock................       --             --        --    (30,930)    (30,930)
  Two-for-one stock
   split................       361        (29,653)      --     29,292         --
  Contribution to capi-
   tal by Waban Inc.....       --           1,188       --        --        1,188
                              ----       --------  --------  --------    --------
Balance, January 30,
 1999...................       738         78,376   405,928       --      485,042
  Net income............       --             --    111,149       --      111,149
  Sale and issuance of
   common stock.........         6          7,582       --      8,668      16,256
  Cash dividends on
   preferred stock of
   subsidiary...........       --             --        (25)      --          (25)
  Purchase of treasury
   stock................       --             --        --    (35,024)    (35,024)
                              ----       --------  --------  --------    --------
Balance, January 29,
 2000...................      $744       $ 85,958  $517,052  $(26,356)   $577,398
                              ====       ========  ========  ========    ========




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

 Fiscal Year

   Through January 30, 1999, the Company's fiscal year ended each year on the last Saturday in January. Beginning with the fiscal year ended January 29, 2000, the Company's fiscal year ended on the Saturday closest to January 31. The first fiscal year that will end on a different day as a result of this change will be the fiscal year ending February 3, 2001. The fiscal years ended January 29, 2000 and January 30, 1999 included 52 weeks. The fiscal year ended January 31, 1998 included 53 weeks.

 Cash Equivalents and Marketable Securities

   The Company considers highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents. Investments with maturities exceeding three months are classified as marketable securities. The Company's marketable securities at January 30, 1999 consisted of U.S. government debt securities and were carried at cost, which approximated fair value.

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

 Membership Fees

   Effective with the fiscal year ended January 30, 1999, membership income is recognized over the life of the membership, which is typically twelve months. (See Note A.)

 Preopening Costs

   Preopening costs consist of direct incremental costs of opening a facility and, effective with the fiscal year ended January 30, 1999, are charged to operations as incurred. (See Note A.)

 Interest (Income) Expense, Net

   Interest (income) expense, net in the statements of income includes interest income of $4,045,000 in 1999, $1,404,000 in 1998 and $463,000 in 1997.

 Capitalized Interest

   The Company capitalizes interest related to the development of owned facilities. Interest in the amount of $302,000, $657,000 and $430,000 was capitalized in 1999, 1998 and 1997, respectively.

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

 Recently Issued Accounting Standards

   In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The adoption of this statement, which currently becomes effective in 2001, is not expected to have a material impact on the Company's results of operations, financial position or cash flows, or to produce any major changes in current disclosures.

   Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101 was released on December 3, 1999 and provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company's implementation date for SAB 101 is the second quarter of 2000. The Company does not believe that the implementation of SAB 101 will have a material effect on its results of operations, financial position or cash flows.

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

A. Accounting Principle Changes

   During the fiscal year ended January 30, 1999, the Company adopted changes in methods of accounting for membership fee revenues and preopening expenses.

   The Company had previously recognized membership fee revenues as income when received. Under its new accounting method, the Company now recognizes membership fee revenues as income over the life of the membership, which is typically twelve months. The Company recorded a noncash charge of $18,216,000 (after reduction for income taxes of $11,646,000), or $.24 per diluted share, as of the beginning of 1998 to reflect the cumulative effect of this change on prior years.

   Prior to 1998, preopening expenses were charged ratably to operations between the date a new club opened and the end of the fiscal year. In implementing the provisions of the American Institute of CPA's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," the Company now recognizes club preopening expenses when incurred. The Company recorded a noncash charge of $1,110,000 (after reduction for income taxes of $710,000), or $.01 per diluted share, as of the beginning of 1998 to reflect the cumulative effect of this change on prior years.

   Although results for the fiscal year ended January 31, 1998 were not restated, the pro forma amounts at the bottom of the consolidated statements of income reflect the post-tax results as if the newly adopted accounting principles had been in effect during all periods presented.

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

   Also pursuant to the spin-off, the Company and Waban entered into a Tax Sharing Agreement to provide for the payment of taxes and the entitlement to tax refunds for periods prior to the spin-off date. Each party has agreed to indemnify the other in specified circumstances if certain events occurring after July 28, 1997 cause the spin-off or certain related transactions to become taxable.

   Prior to the spin-off, Waban loaned funds to the Company as needed and charged interest to the Company at an annual rate of 10% based on the Company's average monthly intercompany balance (net of cash). The Company's intercompany interest expense was $7,642,000 in 1997 (all of which was incurred in the first half of the fiscal year).

   Selling, general and administrative expenses included certain allocations of overhead incurred by Waban that supported the Company's business prior to the spin-off. These expenses totaled $2,246,000 in 1997 (all of which was incurred in the first half of the fiscal year) and were generally allocated based on specific identification and management's estimates of the time devoted to supporting the Company.

   Since the spin-off, the Company has provided certain services to Waban (which has since changed its name to HomeBase, Inc. ("HomeBase")) at rates negotiated in accordance with a Services Agreement entered into between the Company and HomeBase. The amounts received by the Company for these services were not material.

C. Debt

   The Company has a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement includes a $50 million sub-facility for letters of credit, of which $3.4 million was outstanding at January 29, 2000. The Company is required to pay an annual facility fee which is currently 0.10% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.25%, (b) the agent bank's prime rate or (c) a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, and prohibit the payment of cash dividends on the Company's common stock. In September 1999, the agreement was amended to generally limit the cumulative repurchase of the Company's common stock to $50 million plus 50% of Net Income (as defined by the agreement) earned after January 30, 1998.

   The Company also maintains a separate line in the amount of $33 million for letters of credit, primarily to support the purchase of inventories, of which $11.4 million was outstanding at January 29, 2000, and an additional $20 million uncommitted credit line for short-term borrowings.

   There were no bank borrowings outstanding at January 29, 2000 versus $30 million outstanding at January 30, 1999. The weighted-average interest rate on bank borrowings was 5.12% at January 30, 1999. These borrowings were classified as long-term debt pursuant to the Company's intention and ability to refinance these obligations on a long-term basis under its bank credit agreement.

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

   Future minimum lease payments as of January 29, 2000 were:

                                                        Capital    Operating
   Fiscal Years Ending January                          Leases       Leases
   ---------------------------                         ---------- -------------
                                                       (Dollars in Thousands)
   2001............................................... $     427  $      64,706
   2002...............................................       427         67,989
   2003...............................................       449         66,262
   2004...............................................       456         67,211
   2005...............................................       456         66,690
   Later years........................................     1,026        722,897
                                                       ---------  -------------
   Total minimum lease payments.......................     3,241  $   1,055,755
                                                                  =============
   Less amount representing interest..................       971
                                                       ---------
   Present value of net minimum capital lease pay-
    ments............................................. $   2,270
                                                       =========

   Rental expense under operating leases (including contingent rentals, which were not material) amounted to $57,148,000, $48,226,000 and $43,558,000 in
1999, 1998 and 1997, respectively.

   The Company is involved in various legal proceedings that are typical of a retail business. Although it is not possible to predict the outcome of these proceedings or any related claims, the Company believes that such proceedings or claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

   In connection with the spin-off of Waban by The TJX Companies, Inc. ("TJX") in 1989, Waban and TJX entered into an agreement pursuant to which Waban agreed to indemnify TJX against any liabilities that TJX might incur with respect to 43 current HomeBase leases as to which TJX was either a lessee or guarantor. In settlement of legal proceedings filed by TJX in 1997, the Company agreed that it will indemnify TJX with respect to any liabilities that TJX may incur with respect to HomeBase leases through January 31, 2003, and thereafter it will indemnify TJX for 50% of such liabilities. The Company believes that since HomeBase is primarily liable for these leases, the Company's contingent liability under this agreement will not have a material effect on the Company's financial condition.

E. Capital Stock

   The historical capitalization of the Company has been retroactively restated to reflect the issuance of 37,484,937 shares of common stock, the number of shares of the Company's common stock distributed to Waban stockholders on July 28, 1997. In addition, the Company has authorized 20,000,000 shares of preferred stock, $.01 par value, of which no shares have been issued.

   On February 4, 1999, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend, which was distributed on March 2, 1999 to stockholders of record on February 16, 1999. The split was effected by reissuing the 803,638 treasury shares held by the Company at that time and issuing 36,098,862 additional shares of common stock on the distribution date. The stock split is recorded in the financial statements for the fiscal year ended January 30, 1999. All historical earnings per share amounts have been restated to reflect the stock split. Reference to stock activity before the distribution of the split has not been restated unless otherwise noted.

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

   In December 1997, one of the Company's subsidiaries issued 126 shares of non-voting preferred stock to individual stockholders at $2,200 per share. These shares are each entitled to receive ongoing annual dividends of $200 per share. The minority interest in this subsidiary is equal to the preferred shares' preference in an involuntary liquidation of $277,200 and is included in other noncurrent liabilities in the Company's consolidated balance sheets at January 29, 2000 and January 30, 1999.

F. Stock Incentive Plans

   All references in this footnote to historical awards, outstanding awards and available shares for future grants under the Company's stock incentive plans and related per share amounts reflect the two-for-one stock split distributed on March 2, 1999.

   Under its 1997 Stock Incentive Plan, the Company has granted certain key employees options to purchase common stock at prices equal to 100% of market price on the grant date. These options, which expire ten years from the grant date, are exercisable 25% per year starting one year after the grant date. At the Company's Annual Meeting of Stockholders in May 1999, an amendment to increase the maximum number of shares issuable under the 1997 Stock Incentive Plan by 2,000,000 shares was approved. The maximum number of shares of common stock issuable under this plan is now 5,249,402 shares, plus shares subject to awards granted under the BJ's Wholesale Club, Inc. 1997 Replacement Stock Incentive Plan (the "Replacement Plan") which are not actually issued because such awards expire or are canceled. Under the Replacement Plan, which expired on January 28, 1998, BJ's employees who held Waban stock options and restricted stock were granted replacement BJ's options and restricted stock, which preserved the same inherent value, vesting terms and expiration dates as the Waban awards they replaced in connection with the spin-off.

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

   The Company applies APB 25 and related Interpretations in accounting for its stock-based compensation. Total pre-tax compensation cost recognized in the statements of income for stock-based employee compensation awards to the Company's employees was $19,000 in 1999, $163,000 in 1998 and $171,000 in 1997
and consisted entirely of restricted stock expense, which is charged to income ratably over the periods during which the restrictions lapse. No restricted stock was issued in 1999. During 1998, 2,000 shares of restricted stock were issued at a weighted-average grant-date fair value of $19.72. No restricted stock (other than 7,890 replacement shares) was issued in 1997. No compensation cost was recognized under APB 25 for the Company's stock options because the exercise price equaled the market price of the underlying stock on the date of grant.

   Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.19%, 5.16% and 6.01% in 1999, 1998 and 1997, respectively; volatility factor of the expected market price of the Company's common stock of .42 in 1999 and .35 in 1998 and 1997; and expected life of the options of 5 years in 1999, 1998 and 1997. No dividends were expected.

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

   For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                      Fiscal Year Ended
                                             -----------------------------------
                                             January 29, January 30, January 31,
                                                2000        1999        1998
                                             ----------- ----------- -----------
                                                (Dollars in Thousands except
                                                     Per Share Amounts)
   Pro forma net income.....................  $107,617     $60,004     $65,951
   Pro forma earnings per share:
     Basic..................................  $   1.46     $  0.80     $  0.88
     Diluted................................  $   1.43     $  0.79     $  0.87

   The effects of applying the provisions of SFAS No. 123 for pro forma disclosure are not necessarily representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year. In accordance with the transition requirements of SFAS No. 123, the pro forma disclosures above include stock options awarded only after January 28, 1995.

   Presented below is a summary of the status of BJ's Wholesale Club, Inc. stock option activity from the date of the spin-off to January 29, 2000. Also shown is a summary of activity related to Waban stock options held by Company employees for the six-month period ended July 26, 1997:

                                                                   Weighted-
                                                      Number of     Average
                                                       Options   Exercise Price
                                                      ---------  --------------
Fiscal year ended January 31, 1998:
  Waban options outstanding at beginning of year....  3,793,792      $ 9.37
  Granted...........................................     95,000       13.78
  Exercised.........................................   (404,688)       8.91
  Forfeited.........................................    (51,670)       9.52
                                                      ---------
Outstanding at July 26, 1997........................  3,432,434        9.55
                                                      =========
BJ's options substituted for Waban options, and out-
 standing at July 28, 1997..........................  3,812,828        7.86
  Granted...........................................  1,065,000       15.07
  Exercised.........................................    (90,832)       7.28
  Forfeited.........................................    (30,634)       9.15
                                                      ---------
BJ's options outstanding at January 31, 1998........  4,756,362        9.48
Fiscal year ended January 30, 1999:
  Granted...........................................  1,181,182       18.19
  Exercised.........................................   (492,174)       6.86
  Forfeited.........................................    (53,248)      13.52
                                                      ---------
BJ's options outstanding at January 30, 1999........  5,392,122       11.58
Fiscal year ended January 29, 2000:
  Granted...........................................    698,708       28.51
  Exercised.........................................   (928,522)       8.31
  Forfeited.........................................    (19,434)      17.11
                                                      ---------
BJ's options outstanding at January 29, 2000........  5,142,874       14.45
                                                      =========
Exercisable at:
  January 31, 1998..................................  2,275,436        7.17
  January 30, 1999..................................  2,750,178        8.35
  January 29, 2000..................................  2,913,984       10.08
Weighted-average fair value of options granted dur-
 ing the year:
  Fiscal year ended January 31, 1998................                   6.17
  Fiscal year ended January 30, 1999................                   7.21
  Fiscal year ended January 29, 2000................                  13.20

   Additional information related to stock options outstanding at January 29, 2000 is presented below:

                                     Options Outstanding        Options Exercisable
                              --------------------------------- --------------------
                                                     Weighted-
                                          Weighted-   Average    Weighted-
                                           Average   Remaining    Average
                                Number    Exercise  Contractual   Number    Exercise
   Range of Exercise Prices   Outstanding   Price   Life (yrs.) Exercisable  Price
   ------------------------   ----------- --------- ----------- ----------- --------
   $ 5.37 - $ 9.45.........    1,734,593   $ 7.63       4.8      1,732,171   $ 7.62
   $10.22 - $15.06.........    1,596,956    13.12       6.8        937,338    12.50
   $18.06 - $29.75.........    1,811,325    22.17       9.0        244,475    18.20
                               ---------                         ---------
   $ 5.37 - $29.75.........    5,142,874    14.45       6.9      2,913,984    10.08
                               =========                         =========

   As of January 29, 2000 and January 30, 1999, respectively, 2,635,708 and 1,314,982 shares were reserved for future stock awards under the Company's stock incentive plans.

G. Earnings Per Share

   The following details the calculation of earnings per share for the last three fiscal years:

                                                Fiscal Year Ended
                                 -----------------------------------------------
                                   January 29,     January 30,     January 31,
                                      2000            1999            1998
                                 --------------- --------------- ---------------
                                 (Dollars in Thousands except Per Share Amounts)
Income before cumulative effect
 of accounting principle
 changes.......................  $       111,149 $        81,805 $        68,267
Less: Preferred stock divi-
 dends.........................               25              25              25
                                 --------------- --------------- ---------------
Income available to common
 stockholders..................  $       111,124 $        81,780 $        68,242
                                 =============== =============== ===============
Weighted-average number of
 common shares outstanding,
 used for basic computation....       73,657,016      74,804,538      74,962,346
Plus: Incremental shares from
 assumed conversion of stock
 options.......................        1,734,473       1,291,338         525,452
                                 --------------- --------------- ---------------
Weighted-average number of
 common and dilutive potential
 common shares outstanding.....       75,391,489      76,095,876      75,487,798
                                 =============== =============== ===============
Basic earnings per share.......  $          1.51 $          1.09 $          0.91
                                 =============== =============== ===============
Diluted earnings per share.....  $          1.47 $          1.07 $          0.90
                                 =============== =============== ===============

   Options to purchase a total of 589,700 shares at an exercise price of $29.75 were outstanding at January 29, 2000, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the year then ended.

H. Income Taxes

   Through July 26, 1997, the Company was included in the consolidated federal income tax returns of Waban and was charged or credited with its proportionate share of the consolidated income tax provision. The Company files its own tax returns as a separate taxpayer for periods subsequent to July 26, 1997.

   The provision for income taxes includes the following:

                                                      Fiscal Year Ended
                                             -----------------------------------
                                             January 29, January 30, January 31,
                                                2000        1999        1998
                                             ----------- ----------- -----------
                                                   (Dollars in Thousands)
   Federal:
     Current................................   $57,153     $41,696     $35,229
     Deferred...............................     1,684       1,872       1,722
   State:
     Current................................    10,592       9,326       7,414
     Deferred...............................       742          70        (719)
                                               -------     -------     -------
   Total income tax provision...............   $70,171     $52,964     $43,646
                                               =======     =======     =======

   The following is a reconciliation of the statutory federal income tax rates and the effective income tax rates:

                                                    Fiscal Year Ended
                                           -----------------------------------
                                           January 29, January 30, January 31,
                                              2000        1999        1998
                                           ----------- ----------- -----------
   Statutory federal income tax rates.....      35%         35%         35%
   State income taxes, net of federal tax
    benefit...............................       4           4           4
                                               ---         ---         ---
   Effective income tax rates.............      39%         39%         39%
                                               ===         ===         ===

   Significant components of the Company's deferred tax assets and liabilities as of January 29, 2000 and January 30, 1999 are as follows:

                                                         January 29, January 30,
                                                            2000        1999
                                                         ----------- -----------
                                                         (Dollars in Thousands)
   Deferred tax assets:
     Self-insurance reserves............................   $12,122     $13,300
     Rental step liabilities............................     4,770       4,534
     Compensation and benefits..........................     5,519       4,925
     Other..............................................     4,268       3,028
                                                           -------     -------
       Total deferred tax assets........................    26,679      25,787
                                                           -------     -------
   Deferred tax liabilities:
     Accelerated depreciation--property.................    24,267      22,240
     Real estate taxes..................................     2,047       1,675
     Other..............................................     2,732       1,813
                                                           -------     -------
       Total deferred tax liabilities...................    29,046      25,728
                                                           -------     -------
   Net deferred tax assets (liabilities)................   $(2,367)    $    59
                                                           =======     =======

   The Company has not established a valuation allowance because its deferred tax assets can be realized by offsetting deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on the Company's historical earnings record.

I. Pensions

   The Company participated in the Waban Inc. Retirement Plan, a non-contributory defined benefit retirement plan covering full-time employees who had attained twenty-one years of age and had completed one year of service. Effective July 26, 1997, this plan was terminated. The Company recorded a pre-tax charge applicable to its participants of $1,521,000 in 1998 when the plan was settled through lump-sum cash payments and through the purchase of nonparticipating annuity contracts. No benefits had accrued under this plan since July 4, 1992, when it was frozen. The Company's expense under this plan amounted to $34,000 in 1997.

   Waban does not segregate plan assets or liabilities by each participating subsidiary company and, as a result, the tables which follow present disclosures for the Waban plan.

   Net periodic pension benefit cost included the following components:

                                                            Fiscal Year Ended
                                                         -----------------------
                                                         January 30, January 31,
                                                            1999        1998
                                                         ----------- -----------
                                                         (Dollars in Thousands)
   Service cost.........................................   $  --        $ 149
   Interest cost........................................      --          463
   Expected return on assets............................      --         (593)
   Amortization of unrecognized loss....................      --           41
   Loss due to settlement of plan.......................    2,892         --
                                                           ------       -----
   Net pension cost.....................................   $2,892       $  60
                                                           ======       =====
   Discount rate used to determine cost.................     5.99%       7.25%
   Expected long-term rate of return on assets..........      --         9.00%

   The following tables present reconciliations of the projected benefit obligation (PBO) and plan assets for the fiscal year ended January 30, 1999 (dollars in thousands):

   Reconciliation of PBO:
     PBO at beginning of year.......................................... $ 7,597
     Service cost......................................................     --
     Interest cost.....................................................     --
     Actuarial losses..................................................   1,528
     Benefits and expenses paid........................................  (9,125)
                                                                        -------
     PBO at end of year................................................ $   --
                                                                        =======
   Reconciliation of plan assets:
     Fair value of plan assets at beginning of year.................... $ 7,869
     Actual return on plan assets......................................     213
     Employer contributions............................................   1,043
     Benefits and expenses paid........................................  (9,125)
                                                                        -------
     Fair value of plan assets at end of year.......................... $   --
                                                                        =======

   Effective October 1, 1997, assets and liabilities applicable to the Company's employees in Waban's 401(k) Savings Plans were transferred to BJ's own 401(k) Savings Plans. Under these plans, participating employees may make pre-tax contributions up to 15% of covered compensation. The Company matches employee contributions at 100% of the first one percent of covered compensation and 50% of the next four percent. The Company's expense under these plans was $2,657,000, $2,471,000 and $2,382,000 in 1999, 1998 and 1997, respectively.

   As of the spin-off, liabilities related to the Company's employees in Waban's non-contributory defined contribution retirement plan for certain key employees were transferred to the Company, which established its own similar plan. Under this plan, the Company funds annual retirement contributions for the designated participants, on an after-tax basis. For the last three years, the Company's contributions equaled 5% of the participants' base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four years of service. The Company's expense under this plan was $856,000, $718,000 and $650,000 in 1999, 1998 and
1997, respectively.

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

   Net periodic postretirement medical benefit cost included the following components:

                                                    Fiscal Year Ended
                                           -----------------------------------
                                           January 29, January 30, January 31,
                                              2000        1999        1998
                                           ----------- ----------- -----------
                                                 (Dollars in Thousands)
   Service cost...........................    $165        $147        $108
   Interest cost..........................      62          50          36
   Amortization of unrecognized loss......       8           6         --
                                              ----        ----        ----
   Net periodic postretirement benefit
    cost..................................    $235        $203        $144
                                              ====        ====        ====
   Discount rate used to determine cost...    6.25%       6.75%       7.25%

   The following table sets forth the funded status of the Company's postretirement medical plan and the amount recognized in the balance sheets at January 29, 2000 and January 30, 1999:

                                                        January 29, January 30,
                                                           2000        1999
                                                        ----------- -----------
                                                        (Dollars in Thousands)
   Unfunded accumulated postretirement benefit obliga-
    tion (APBO).......................................    $1,081       $ 979
   Unrecognized net loss..............................       (50)       (179)
                                                          ------       -----
   Accrued postretirement benefit cost included in
    balance sheets....................................    $1,031       $ 800
                                                          ======       =====
   Discount rate used to value APBO...................      7.75 %      6.25 %
   Weighted-average health care cost trend rate for
    valuing year-end obligations:
     Initial trend rate...............................      7.00 %      7.00 %
     Ultimate trend rate..............................      5.00 %      4.50 %
     Year ultimate trend rate to be attained..........      2003        2004

   The following tables present reconciliations of the APBO and plan assets for the fiscal years ended January 29, 2000 and January 30, 1999:

                                                        January 29, January 30,
                                                           2000        1999
                                                        ----------- -----------
                                                        (Dollars in Thousands)
   Reconciliation of APBO:
     APBO at beginning of year.........................   $  979       $ 670
     Service cost......................................      165         147
     Interest cost.....................................       62          50
     Contributions by plan participants................        6           4
     Actuarial (gains) losses..........................     (121)        127
     Benefits paid.....................................      (10)        (19)
                                                          ------       -----
     APBO at end of year...............................   $1,081       $ 979
                                                          ======       =====
   Reconciliation of plan assets:
     Fair value of plan assets at beginning of year....   $  --        $ --
     Employer contributions............................        4          15
     Contributions by plan participants................        6           4
     Benefits paid.....................................      (10)        (19)
                                                          ------       -----
     Fair value of plan assets at end of year..........   $  --        $ --
                                                          ======       =====

   The following table sets forth the impact of changes in the assumed health care cost trend rates for the fiscal year ended January 29, 2000:

                                                                      Dollars in
                                                                      Thousands
                                                                      ----------
   Impact of 1% increase in health care cost trend on:
     Aggregate of service and interest costs.........................   $  30
     APBO at end of year.............................................     131
   Impact of 1% decrease in health care cost trend on:
     Aggregate of service and interest costs.........................   $ (26)
     APBO at end of year.............................................    (117)

K. Accrued Expenses and Other Current Liabilities

   The major components of accrued expenses and other current liabilities are as follows:

                                                        January 29, January 30,
                                                           2000        1999
                                                        ----------- -----------
                                                        (Dollars in Thousands)
   Employee compensation..............................   $ 26,617    $ 19,689
   Deferred membership fee income.....................     40,632      35,246
   Sales and use taxes, self-insurance reserves, rent,
    utilities, advertising and other..................     70,392      67,016
                                                         --------    --------
                                                         $137,641    $121,951
                                                         ========    ========

L. Selected Quarterly Financial Data (Unaudited)

                                 First        Second       Third       Fourth
                                Quarter      Quarter      Quarter     Quarter
                               ----------- ------------ ----------- ------------
                               (Dollars in Thousands except Per Share Amounts)
Fiscal year ended January 29,
 2000:
  Net sales..................  $  858,761  $  1,015,039 $   990,638 $  1,251,387
  Total revenues.............     879,724     1,036,916   1,013,974    1,275,633
  Gross earnings(a)..........      92,794       114,236     113,591      159,988
  Net income.................      14,370        25,784      23,334       47,661
  Per common share, diluted..        0.19          0.34        0.31         0.63
Fiscal year ended January 30,
 1999:
  Net sales..................  $  754,752  $    859,599 $   828,477 $  1,034,018
  Total revenues.............     772,228       877,690     847,812    1,054,451
  Gross earnings(a)..........      78,649        96,011      91,259      132,245
  Income before cumulative
   effect of accounting
   principle changes.........       8,847        20,863      14,428       37,667
  Per common share, diluted..        0.12          0.27        0.19         0.50
  Net income (loss)..........     (10,479)       20,863      14,428       37,667
  Per common share, diluted..       (0.14)         0.27        0.19         0.50

--------
(a) Gross earnings equals total revenues less cost of sales, including buying and occupancy costs.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of BJ's Wholesale Club, Inc.:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of BJ's Wholesale Club, Inc. and its subsidiaries at January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As discussed in Note A to the consolidated financial statements, the Company changed its methods of accounting for membership fee revenue and preopening expenses during the year ended January 30, 1999.

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 28, 2000
                                     [SIGNATURE OF PRICEWATERHOUSECOOPERS LLP]

                              REPORT OF MANAGEMENT

   The financial statements and related financial information in this annual report have been prepared by and are the responsibility of management. The financial statements were prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts which are based upon judgments and estimates made by management.

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

   The financial statements have been audited by PricewaterhouseCoopers LLP, whose opinion as to their fair presentation in accordance with accounting principles generally accepted in the United States appears above.

                                          [SIGNATURE OF FRANK D. FORWARD]
[SIGNATURE OF JOHN J. NUGENT]

           John J. Nugent                           Frank D. Forward
            President and                     Executive Vice President and
       Chief Executive Officer                   Chief Financial Officer

February 28, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 29, 2000 (the "Proxy Statement"). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference from the Proxy Statement under "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   A. The Financial Statements filed as part of this report are listed and indexed on page 16. Schedules have been omitted because they are not applicable or the required information has been included elsewhere in this report.

   B. Listed below are all Exhibits filed as part of this report.

 Exhibit
   No.                                  Exhibit
 -------                                -------
  3.1     Amended and Restated Certificate of Incorporation(1)

  3.2     Amended and Restated By-Laws(8)

  4.1     Rights Agreement, dated as of July 10, 1997, between the Company and
          First Chicago Trust Company of New York(2)

  4.1a    Amendment dated as of February 4, 1999 to Rights Agreement dated
          July 10, 1997(7)

  4.2     Specimen Certificate of Common Stock, $.01 par value per share(5)

 10.1     Separation and Distribution Agreement, dated as of July 10, 1997 between the Company and Waban Inc.(3)

 10.2 Services Agreement, dated as of July 28, 1997, between the Company and Waban Inc.(3)

 10.3     Tax Sharing Agreement, dated as of July 28, 1997, between the
          Company and Waban Inc.(3)

 10.4     Employee Benefits Agreement, dated as of July 28, 1997, between the
          Company and Waban Inc.(3)

 10.5     BJ's Wholesale Club, Inc. Management Incentive Plan*(4)

 10.6     BJ's Wholesale Club, Inc. Growth Incentive Plan*(4)

 10.7 BJ's Wholesale Club, Inc. 1997 Director Stock Option Plan, as amended*(10)

 Exhibit
   No.                                  Exhibit
 -------                                -------

 10.8     BJ's Wholesale Club, Inc. Executive Retirement Plan, as amended*

 10.9     BJ's Wholesale Club, Inc. 1997 Replacement Stock Incentive Plan*(4)

 10.10    BJ's Wholesale Club, Inc. 1997 Stock Incentive Plan, as amended*(9)

 10.11    BJ's Wholesale Club, Inc. General Deferred Compensation Plan*(4)

 10.12    Employment Agreement, dated as of July 28, 1997 with Herbert J.
          Zarkin*(4)

 10.13    Employment Agreement, dated as of July 28, 1997 with John J.
          Nugent*(4)

 10.13a Amended and Restated Change of Control Severance Agreement between the Company and John J. Nugent*(10)

 10.14    Employment Agreement, dated as of July 28, 1997 with Edward J.
          Weisberger*(4)

 10.15    Employment Agreement, dated as of July 28, 1997 with Frank D.
          Forward*(4)

 10.16    Employment Agreement, dated as of July 28, 1997 with Michael T.
          Wedge*(4)

 10.17    Employment Agreement, dated as of July 28, 1997 with Laura J.
          Sen*(4)

 10.18    Employment Agreement, dated as of July 28, 1997 with Sarah M.
          Gallivan*(4)

 10.19 Amended and Restated Form of Change of Control Severance Agreement between the Company and officers of the Company*(10)

 10.20 Form of Indemnification Agreement between the Company and officers of the Company*(4)

 10.21 BJ's Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees, as amended*

 10.22 Credit Agreement, dated July 9, 1997, among the Company and certain banks(4)

 10.22a First Amendment dated as of December 19, 1997 to Credit Agreement dated July 9, 1997(6)

 10.22b Second Amendment dated as of September 21, 1999 to Credit Agreement dated July 9, 1997(10)

 10.23    Indemnification Agreement, dated as of April 18, 1997, between the
          Company and The TJX Companies, Inc.(5)

 21.0     Subsidiaries of the Company

 23.0     Consent of Independent Accountants

 27.0     Financial Data Schedule

--------
  * Management contract or other compensatory plan or arrangement.
 (1) Incorporated herein by reference to the Company's Registration Statement on Form S-8, (Commission File No. 333-31015)
 (2) Incorporated herein by reference to the Company's Registration Statement on Form 8-A, dated July 10, 1997 (Commission File No. 001-13143)
 (3) Incorporated herein by reference to the Current Report on Form 8-K, dated July 28, 1997, of HomeBase, Inc. (Commission File No. 001-10259)
 (4) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 26, 1997 (Commission File No. 001-13143)
 (5) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (Commission File No. 333-25511)

 (6) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (Commission file No. 001-13143)
 (7) Incorporated herein by reference to the Company's Amendment No. 1 to Registration Statement on Form 8-A/A, dated March 5, 1999 (Commission File No. 001-13143)
 (8) Incorporated herein by reference to the Company's Current Report on Form 8-K, dated as of April 7, 1999 (Commission File No. 001-13143)
 (9) Incorporated herein by reference to the Company's Definitive Schedule 14A filed April 23, 1999 (Commission File No. 001-13143)
(10) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 1999 (Commission File No. 001-13143)

   C. The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BJ's Wholesale Club, Inc.

Dated: April 14, 2000
                                          /s/ John J. Nugent
                                          _____________________________________
                                          John J. Nugent
                                          President and Chief
                                          Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              Signature                                Title
              ---------                                -----
        /s/ John J. Nugent             President Chief Executive Officer and
______________________________________ Director (Principal Executive Officer)
            John J. Nugent

       /s/ Herbert J. Zarkin           Chairman of the Board and Director
______________________________________
          Herbert J. Zarkin

       /s/ Frank D. Forward            Executive Vice President and Chief
______________________________________ Financial Officer (Principal Financial
           Frank D. Forward            and Accounting Officer)

     /s/ S. James Coppersmith          Director
______________________________________
         S. James Coppersmith

        /s/ Ronald R. Dion             Director
______________________________________
            Ronald R. Dion

       /s/ Kerry L. Hamilton           Director
______________________________________
          Kerry L. Hamilton

       /s/ Bert N. Mitchell            Director
______________________________________
           Bert N. Mitchell

       /s/ Thomas J. Shields           Director
______________________________________
          Thomas J. Shields

        /s/ Lorne R. Waxlax            Director
______________________________________
           Lorne R. Waxlax

     /s/ Edward J. Weisberger          Director
______________________________________
         Edward J. Weisberger

Dated: April 14, 2000