Form 10-Q
period 2000-04-29
BJS WHOLESALE CLUB INC
filed 2000-06-09
CIK 1037461

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended April 29, 2000
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

The number of shares of the Registrant's common stock outstanding as of May 27, 2000: 73,191,076

                         PART I. FINANCIAL INFORMATION

                           BJ'S WHOLESALE CLUB, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                  Thirteen Weeks Ended
                                                                            -----------------------------------
                                                                                April 29,            May 1,
                                                                                  2000                1999
                                                                            ---------------     ---------------

                                                                     (Dollars in Thousands except Per Share Amounts)
 Net sales                                                                  $     1,021,073     $       858,761

 Membership fees and other                                                           24,613              20,963
                                                                            ---------------     ---------------

    Total revenues                                                                1,045,686             879,724
                                                                            ---------------     ---------------

 Cost of sales, including buying and occupancy costs                                937,910             786,930

 Selling, general and administrative expenses                                        77,944              67,509

 Preopening expenses                                                                  1,743               2,025
                                                                            ---------------     ---------------

    Operating income                                                                 28,089              23,260

 Interest income, net                                                                 1,332                 413
                                                                            ---------------     ---------------

 Income before income taxes                                                          29,421              23,673

 Provision for income taxes                                                          11,327               9,303
                                                                            ---------------     ---------------
    Net income                                                              $        18,094     $        14,370
                                                                            ===============     ===============

 Net income per common share:
    Basic                                                                   $          0.25     $          0.19
                                                                            ===============     ===============
    Diluted                                                                 $          0.24     $          0.19
                                                                            ===============     ===============

 Number of common shares for earnings per share computations:
    Basic                                                                        73,637,712          73,822,806
    Diluted                                                                      75,330,753          75,427,918

 The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                         April 29,         January 29,             May 1,
                                                                           2000                2000                 1999
                                                                      --------------     ----------------      --------------
                                                                       (Unaudited)                             (Unaudited)
                                                                                         (Dollars in Thousands)
    ASSETS
    Current assets:
        Cash and cash equivalents                                    $        52,578     $         60,437       $      10,850
        Accounts receivable                                                   42,243               51,998              36,445
        Merchandise inventories                                              462,258              446,771             399,930
        Current deferred income taxes                                          6,116                5,995               8,105
        Prepaid expenses                                                      13,672               15,482              12,075
                                                                      --------------     ----------------      --------------
               Total current assets                                          576,867              580,683             467,405
                                                                      --------------     ----------------      --------------

    Property at cost:
        Land and buildings                                                   343,417              342,817             326,607
        Leasehold costs and improvements                                      60,288               59,350              46,204
        Furniture, fixtures and equipment                                    288,982              279,381             245,580
                                                                      --------------     ----------------      --------------
                                                                             692,687              681,548             618,391
        Less accumulated depreciation and amortization                       214,380              201,486             179,806
                                                                      --------------     ----------------      --------------
                                                                             478,307              480,062             438,585
                                                                      --------------     ----------------      --------------

    Property under capital leases                                              3,319                3,319               6,219
        Less accumulated amortization                                          2,157                2,115               1,991
                                                                      --------------     ----------------      --------------
                                                                               1,162                1,204               4,228
                                                                      --------------     ----------------      --------------

    Other assets                                                              11,649               11,499              11,363
                                                                      --------------     ----------------      --------------
               Total assets                                          $     1,067,985     $      1,073,448       $     921,581
                                                                      ==============     ================      ==============


    LIABILITIES
    Current liabilities:
        Accounts payable                                             $       285,650     $        288,540       $     257,732
        Accrued expenses and other current liabilities                       121,501              137,641             111,164
        Accrued federal and state income taxes                                11,572               20,806               8,518
        Obligations under capital leases due within one year                     224                  220                 206
                                                                      --------------     ----------------      --------------
               Total current liabilities                                     418,947              447,207             377,620
                                                                      --------------     ----------------      --------------


    Long-term debt                                                                 -                    -               5,000
    Obligations under capital leases, less portion
        due within one year                                                    1,997                2,050               2,202
    Other noncurrent liabilities                                              40,532               38,431              34,657
    Deferred income taxes                                                      8,511                8,362               7,698

    STOCKHOLDERS' EQUITY
    Common stock, par value $.01, authorized 180,000,000
        shares, issued 74,410,190, 74,410,190
        and 74,042,900 shares                                                    744                  744                 740
    Additional paid-in capital                                                81,300               85,958              80,727
    Retained earnings                                                        535,146              517,052             420,298
    Treasury stock, at cost, 597,118, 867,370 and 281,388 shares             (19,192)             (26,356)             (7,361)
                                                                      --------------     ----------------      --------------
               Total stockholders' equity                                    597,998              577,398             494,404
                                                                      --------------     ----------------      --------------
               Total liabilities and stockholders' equity             $    1,067,985     $      1,073,448       $     921,581
                                                                      ==============     ================      ==============

    The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Thirteen Weeks Ended
                                                                         ------------------------------
                                                                          April 29,            May 1,
                                                                            2000                1999
                                                                         ----------          ----------
                                                                             (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $   18,094          $   14,370
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization of property                          12,952              11,159
          Loss on property disposals                                              6                  35
          Other noncash items (net)                                              28                  17
          Deferred income taxes                                                  28                (348)
          Increase (decrease) in cash due to changes in:
                Accounts receivable                                           9,755              14,689
                Merchandise inventories                                     (15,487)            (27,190)
                Prepaid expenses                                              1,810                 532
                Other assets                                                   (173)               (452)
                Accounts payable                                             (2,890)             44,030
                Accrued expenses                                             (5,620)             (1,934)
                Accrued income taxes                                         (9,234)             (3,239)
                Other noncurrent liabilities                                  2,101                (271)
                                                                         ----------          ----------
       Net cash provided by operating activities                             11,370              51,398
                                                                         ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Maturity of marketable securities                                            -                 100
     Property additions                                                     (21,681)            (22,743)
                                                                         ----------          ----------
       Net cash used in investing activities                                (21,681)            (22,643)
                                                                         ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of capital lease obligations                                     (49)                (42)
     Repayment of long-term debt                                                  -             (25,000)
     Purchase of treasury stock                                              (7,186)             (9,959)
     Proceeds from sale and issuance of common stock                          9,687               4,946
                                                                         ----------          ----------
       Net cash provided by (used in) financing activities                    2,452             (30,055)
                                                                         ----------          ----------
       Net decrease in cash and cash equivalents                             (7,859)             (1,300)
       Cash and cash equivalents at beginning of year                        60,437              12,150
                                                                         ----------          ----------
       Cash and cash equivalents at end of period                        $   52,578          $   10,850
                                                                         ==========          ==========
Supplemental cash flow information:
     Interest paid, net                                                  $      (23)         $       49
     Income taxes paid                                                       20,533              12,890

Noncash financing and investing activities:
     Treasury stock issued for compensation plans                            14,350               2,598

The accompanying notes are an integral part of the financial statement.

                           BJ'S WHOLESALE CLUB, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                   Common
                                                    Stock         Additional                                      Total
                                                  Par Value         Paid-in        Retained       Treasury     Stockholders'
                                                     $.01           Capital        Earnings         Stock         Equity
                                                  ---------       ----------       --------       --------     -------------
                                                               (Dollars in Thousands except Per Share Amount)
Balance, January 30, 1999                         $     738       $   78,376     $  405,928     $        -     $     485,042
     Net income                                           -                -         14,370              -            14,370
     Sale and issuance of common stock                    2            2,351              -          2,598             4,951
     Purchase of treasury stock                           -                -              -         (9,959)           (9,959)
                                                  ---------       ----------     ----------     ----------     -------------
Balance, May 1, 1999                              $     740       $   80,727     $  420,298     $   (7,361)    $     494,404
                                                  =========       ==========     ==========     ==========     =============

Balance, January 29, 2000                         $     744       $   85,958     $  517,052     $  (26,356)    $     577,398
     Net income                                           -                -         18,094              -            18,094
     Sale and issuance of common stock                    -           (4,658)             -         14,350             9,692
     Purchase of treasury stock                           -                -              -         (7,186)           (7,186)
                                                  ---------       ----------     ----------     ----------     -------------
Balance, April 29, 2000                           $     744       $   81,300     $  535,146     $  (19,192)    $     597,998
                                                  =========       ==========     ==========     ==========     =============

The accompanying notes are an integral part of the financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The results for the quarter ended April 29, 2000 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, the Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have historically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

2. The interim financial statements are unaudited and reflect all normal recurring adjustments considered necessary by the Company for a fair presentation of its financial statements in accordance with generally accepted accounting principles.

3. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

4. The following details the calculation of earnings per share for the periods presented below (amounts in thousands except per share amounts):

                                                   Thirteen Weeks Ended
                                                   --------------------
                                                   April 29,    May 1,
                                                     2000        1999
                                                   -------      -------
   Net income                                       $18,094     $14,370
                                                    =======     =======

   Weighted-average number of common shares
   outstanding, used for basic computation           73,638      73,823

   Plus: Incremental shares from assumed
   exercise of stock options                          1,693       1,605
                                                    -------     -------

   Weighted-average number of common and
   dilutive potential common shares outstanding      75,331      75,428
                                                    =======     =======

   Basic income per share                           $  0.25     $  0.19
                                                    =======     =======

   Diluted income per share                         $  0.24     $  0.19
                                                    =======     =======

5. The Company operated 110 clubs on April 29, 2000 versus 96 clubs on May 1, 1999.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations


Thirteen Weeks (First Quarter) Ended April 29, 2000 versus Thirteen Weeks Ended May 1, 1999.

Results of Operations
---------------------

Net sales for the first quarter ended April 29, 2000 rose 18.9% to $1.021 billion from $859 million reported in last year's first quarter. This increase was due to the opening of new stores, a comparable store sales increase of 6.9% and an expansion in the number of gas stations in operation from seven at the end of last year's first quarter to 20 at April 29, 2000. Total revenues in the first quarter included membership fees of $21.9 million versus $18.5 million in last year's first quarter.

Cost of sales (including buying and occupancy costs) was 91.86% of net sales in this year's first quarter versus 91.64% in the comparable period last year. This increase was due primarily to three factors: The first factor was the increased contribution of gas to the Company's sales. The gross margin on gas is significantly lower than the gross margin for the rest of BJ's business. The second was lower sales in the Company's higher margin spring seasonal department due to unseasonably cool weather in April. The third factor was higher costs in several product categories that had not yet been passed on to the Company's members at the end of the quarter. Some of these increased costs consisted of surcharges on freight resulting from rising fuel prices.

Selling, general and administrative ("SG&A") expenses were 7.63% of net sales in the first quarter versus 7.86% in last year's comparable period. This decrease was attributable mainly to leveraging fixed expenses against increased comparable store sales and a growing number of clubs and to the increase in gas sales, which have low related SG&A costs.

Preopening expenses were $1.7 million in the first quarter this year compared with $2.0 million in last year's first quarter. While three clubs opened this quarter, one club opened in February and most of its preopening expenses were incurred in the fourth quarter of last year. Last year's preopening expenses were incurred in connection with four second quarter club openings.

Operating income in the first quarter rose to $28.1 million, an increase of 20.8% over last year's first quarter operating income of $23.3 million.

The components of interest income, net were as follows (in thousands):


                                              Thirteen Weeks Ended
                                             ----------------------
                                              April 29,     May 1,
                                                2000         1999
                                             ---------     --------
Interest income                              $  1,332      $   468
Capitalized interest                              132          118
Interest expense on debt                          (73)        (110)
Interest on capital leases                        (59)         (63)
                                             --------      -------
Interest income, net                         $  1,332      $   413
                                             ========      =======

The increase in interest income in this year's first quarter as compared to last year's first quarter was due primarily to higher invested cash balances.

The Company's first quarter provision for income taxes was 38.5% of pre-tax income this year versus 39.3% in last year's first quarter. This decrease was primarily due to a lower effective state income tax rate.

Net income in this year's first quarter was $18.1 million, or $.24 per diluted share, versus $14.4 million, or $.19 per diluted share, in last year's first quarter.

Over the remainder of the year, the Company plans to open an additional 15 to 20 gas stations. Although the gas stations operate at a lower margin rate than the rest of BJ's business, they have had a positive effect on club sales and membership.

During April, the Company began the rollout of debit card acceptance, which is expected to be operational chainwide by the end of the second quarter. The Company believes this program will help offset the growth in credit card processing costs it has experienced in recent years.

Seasonality
-----------

The Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have historically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards
---------------------------

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The adoption of this statement, which becomes effective in 2001, is not expected to have a material impact on the Company's results of operations, financial position or cash flows or to produce any major changes in current disclosures.

Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101 was released on December 3, 1999 and provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The implementation date for SAB 101 is during the second quarter of 2000. The Company does not believe that the implementation of SAB 101 will have a material effect on its results of operations, financial position or cash flows.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $11.4 million in the first quarter of 2000 versus $51.4 million in last year's comparable period. The decrease from last year in cash provided by operating activities was attributable mainly to the decrease in cash provided by the change in accounts payable. Accounts payable balances were higher than normal at the beginning of the current fiscal year due in part to the January replenishment of inventories in categories with millennium-related demand, much of which was paid for after the end of January.

Cash expended for property additions was $21.7 million in the first quarter of 2000 versus $22.7 million in the first quarter of 1999. The Company opened three new clubs in this year's first quarter. No new clubs were opened in last year's first quarter; however, four new clubs opened in the second quarter.

The Company's capital expenditures are expected to total approximately $115 million in 2000, based on plans to open approximately ten to eleven new clubs, relocate one club, open fifteen to twenty gas stations, and begin construction of a new cross-docking facility to replace the current facility outside of Philadelphia. The timing of actual club openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

During the first quarter of 2000, the Company repurchased 202,000 shares of common stock for $7.2 million, or an average price of $35.57 per share. On May 25, 2000, the Board of Directors authorized the repurchase of an additional $50 million of the Company's stock. From the inception of its repurchase activities in August 1998 through May 25, 2000, the Company has repurchased a total of $91.8 million of stock at an average price of $24.74 per share. Including the new authorization, the Company's remaining repurchase authorization was $58.2 million as of May 25, 2000.

The Company has a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement includes a $50 million sub-facility for letters of credit, of which $3.4 million was outstanding at April 29, 2000. The Company is required to pay an annual facility fee which is currently 0.10% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.25%,
(b) the agent bank's prime rate or (c) a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, prohibit the payment of cash dividends on the Company's common stock, and generally limit the cumulative repurchase of the Company's common stock to $50 million plus 50% of net income (as defined by the agreement) earned after January 30, 1998.

The Company also maintains a separate $33 million facility for letters of credit, primarily to support the purchase of inventories, of which $3.5 million was outstanding at April 29, 2000, and an additional $20 million uncommitted credit line for short-term borrowings.

Increases in inventory and accounts payable from May 1, 1999 to April 29, 2000 were due primarily to the addition of new clubs.

Cash and cash equivalents totaled $52.6 million as of April 29, 2000 and there were no borrowings outstanding on that date. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through the next twelve months. However, the Company may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results
---------------------------------------------------

This report contains a number of "forward-looking statements," including statements regarding planned capital expenditures, planned store, gas station and cross-docking facility openings, plans to accept debit cards chainwide and the effect of debit cards on the Company's credit card processing costs, exposure to market risk and other information with respect to the Company's plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, economic and weather conditions and state and local regulation in the Company's markets; competitive conditions; contingent liabilities under the Company's indemnification agreement with The TJX Companies, Inc.; and events which might cause the Company's 1997 spin-off from Waban not to qualify for tax-free treatment. Each of these factors is discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Company believes that its potential exposure to market risk as of April 29, 2000 is not material because of the short contractual maturities of its cash and cash equivalents. No bank debt was outstanding at April 29, 2000. The Company has not used derivative financial instruments.

                          PART II.  OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         At the 2000 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on May 25, 2000, the re-election of Kerry L. Hamilton, Bert N. Mitchell and John J. Nugent was acted upon by the stockholders of the Company.

         The number of shares of common stock outstanding and entitled to vote at the Annual Meeting was 73,692,370. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are S. James Coppersmith, Ronald R. Dion, Thomas J. Shields, Lorne R. Waxlax, Edward J. Weisberger and Herbert J. Zarkin.

         The results of the voting on the re-election of directors are set forth below:


                                      Votes          Votes
                                       For         Withheld
                                    ----------     ---------
               Kerry L. Hamilton    62,843,146     1,001,236
               Bert N. Mitchell     63,514,676       329,706
               John J. Nugent       62,847,525       996,857


Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               27.0  Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended April 29, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BJ'S WHOLESALE CLUB, INC.
                                    -------------------------
                                    (Registrant)



Date:  June 9, 2000                 /s/ JOHN J. NUGENT
     -----------------              -------------------------
                                    John J. Nugent
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:  June 9, 2000                 /s/ FRANK D. FORWARD
     ----------------               -------------------------
                                    Frank D. Forward
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)