Form 10-Q
period 2000-07-29
BJS WHOLESALE CLUB INC
filed 2000-09-07
CIK 1037461

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended July 29, 2000
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

The number of shares of the Registrant's common stock outstanding as of August 26, 2000: 72,443,069

                         PART I. FINANCIAL INFORMATION

                           BJ'S WHOLESALE CLUB, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                        Thirteen Weeks Ended
                                                                                   -------------------------------
                                                                                     July 29,            July 31,
                                                                                       2000                1999
                                                                                   -------------      ------------
                                                                           (Dollars in Thousands except Per Share Amounts)
     Net sales                                                                   $   1,177,253      $   1,015,039

     Membership fees and other                                                          24,975             21,877
                                                                                 -------------      -------------
        Total revenues                                                               1,202,228          1,036,916
                                                                                 -------------      -------------

     Cost of sales, including buying and occupancy costs                             1,070,962            922,680

     Selling, general and administrative expenses                                       79,904             70,577

     Preopening expenses                                                                 1,981              2,630
                                                                                 -------------      -------------
        Operating income                                                                49,381             41,029

     Interest income, net                                                                1,384                695
                                                                                 -------------      -------------
     Income before income taxes                                                         50,765             41,724

     Provision for income taxes                                                         19,545             15,940
                                                                                 -------------      -------------
        Net income                                                               $      31,220      $      25,784
                                                                                 =============      =============

     Net income per common share:
        Basic                                                                    $        0.43      $        0.35
                                                                                 =============      =============
        Diluted                                                                  $        0.42      $        0.34
                                                                                 =============      =============

     Number of common shares for earnings per share computations:
        Basic                                                                       72,904,873         73,700,932
        Diluted                                                                     74,380,427         75,444,238


     The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                   Twenty-Six Weeks Ended
                                                                             ---------------------------------
                                                                               July 29,             July 31,
                                                                                 2000                 1999
                                                                             ------------         ------------
                                                                         (Dollars in Thousands except Per Share Amounts)
Net sales                                                                    $  2,198,326         $  1,873,800

Membership fees and other                                                          49,588               42,840
                                                                             ------------         ------------
   Total revenues                                                               2,247,914            1,916,640
                                                                             ------------         ------------

Cost of sales, including buying and occupancy costs                             2,008,872            1,709,610

Selling, general and administrative expenses                                      157,848              138,086

Preopening expenses                                                                 3,724                4,655
                                                                             ------------         ------------
   Operating income                                                                77,470               64,289

Interest income, net                                                                2,716                1,108
                                                                             ------------         ------------
Income before income taxes                                                         80,186               65,397

Provision for income taxes                                                         30,872               25,243
                                                                             ------------         ------------
   Net income                                                                $     49,314         $     40,154
                                                                             ============         ============
Net income per common share:
   Basic                                                                     $       0.67         $       0.54
                                                                             ============         ============
   Diluted                                                                   $       0.66         $       0.53
                                                                             ============         ============

Number of common shares for earnings per share computations:
   Basic                                                                       73,271,293           73,761,869
   Diluted                                                                     74,858,429           75,447,527

   The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                       July 29,         January 29,         July 31,
                                                                         2000               2000              1999
                                                                     -------------      -------------     -------------
                                                                     (Unaudited)                          (Unaudited)
                                                                                  (Dollars in Thousands)
ASSETS
Current assets:
      Cash and cash equivalents                                    $       41,972      $      60,437     $      40,834
      Accounts receivable                                                  50,799             51,998            40,117
      Merchandise inventories                                             473,207            446,771           411,244
      Current deferred income taxes                                         6,238              5,995             8,351
      Prepaid expenses                                                     14,219             15,482            12,594
                                                                     ------------       ------------      ------------
             Total current assets                                         586,435            580,683           513,140
                                                                     ------------       ------------      ------------

Property at cost:
      Land and buildings                                                  350,106            342,817           324,328
      Leasehold costs and improvements                                     61,787             59,350            47,431
      Furniture, fixtures and equipment                                   303,556            279,381           255,473
                                                                     ------------       ------------      ------------
                                                                          715,449            681,548           627,232
      Less accumulated depreciation and amortization                      227,356            201,486           190,878
                                                                     ------------       ------------      ------------
                                                                          488,093            480,062           436,354
                                                                     ------------       ------------      ------------

Property under capital leases                                               3,319              3,319             6,219
      Less accumulated amortization                                         2,198              2,115             2,032
                                                                     ------------       ------------      ------------
                                                                            1,121              1,204             4,187
                                                                     ------------       ------------      ------------

Other assets                                                               12,286             11,499            11,932
                                                                     ------------       ------------      ------------
             Total assets                                          $    1,087,935      $   1,073,448     $     965,613
                                                                     ============       ============      ============


LIABILITIES
Current liabilities:
      Accounts payable                                             $      313,303      $     288,540     $     283,390
      Accrued expenses and other current liabilities                      115,307            137,641           109,159
      Accrued federal and state income taxes                               17,557             20,806             9,079
      Obligations under capital leases due within one year                    229                220               210
                                                                     ------------       ------------      ------------
             Total current liabilities                                    446,396            447,207           401,838
                                                                     ------------       ------------      ------------

Obligations under capital leases, less portion
      due within one year                                                   1,942              2,050             2,153
Other noncurrent liabilities                                               43,460             38,431            37,425
Deferred income taxes                                                       8,660              8,362             7,597

STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 180,000,000
      shares, issued 74,410,190, 74,410,190
      and 74,152,588 shares                                                   744                744               742
Additional paid-in capital                                                 80,742             85,958            81,987
Retained earnings                                                         566,366            517,052           446,082
Treasury stock, at cost, 1,974,923, 867,370 and 445,160 shares            (60,375)           (26,356)          (12,211)
                                                                     ------------       ------------      ------------
             Total stockholders' equity                                   587,477            577,398           516,600
                                                                     ------------       ------------      ------------
             Total liabilities and stockholders' equity            $    1,087,935      $   1,073,448     $     965,613
                                                                     ============       ============      ============

The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                               Twenty-Six Weeks Ended
                                                                           -----------------------------
                                                                           July 29,            July 31,
                                                                             2000               1999
                                                                           ---------          ----------
                                                                               (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $  49,314          $   40,154
  Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization of property                            26,121              22,593
         Loss on property disposals                                               49                  79
         Other noncash items (net)                                                54                  34
         Deferred income taxes                                                    55                (695)
         Increase (decrease) in cash due to changes in:
               Accounts receivable                                             1,199              11,017
               Merchandise inventories                                       (26,436)            (38,504)
               Prepaid expenses                                                1,263                  13
               Other assets                                                     (833)             (1,033)
               Accounts payable                                               24,763              69,688
               Accrued expenses                                              (11,056)               (737)
               Accrued income taxes                                           (3,249)             (2,678)
               Other noncurrent liabilities                                    5,029               2,497
                                                                           ---------          ----------
     Net cash provided by operating activities                                66,273             102,428
                                                                           ---------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturity of marketable securities                                                -                 100
  Property additions                                                         (45,401)            (35,164)
  Proceeds from property disposals                                                 5                  13
                                                                           ---------          ----------
     Net cash used in investing activities                                   (45,396)            (35,051)
                                                                           ---------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations                                         (99)                (87)
  Repayment of long-term debt                                                      -             (30,000)
  Purchase of treasury stock                                                 (49,772)            (16,472)
  Proceeds from sale and issuance of common stock                             10,529               7,866
                                                                           ---------          ----------
     Net cash used in financing activities                                   (39,342)            (38,693)
                                                                           ---------          ----------
     Net increase (decrease) in cash and cash equivalents                    (18,465)             28,684
     Cash and cash equivalents at beginning of year                           60,437              12,150
                                                                           ---------          ----------
     Cash and cash equivalents at end of period                            $  41,972          $   40,834
                                                                           =========          ==========
Supplemental cash flow information:
  Interest paid, net                                                       $     (27)         $      104
  Income taxes paid                                                           34,066              28,616

Noncash financing and investing activities:
  Treasury stock issued for compensation plans                                15,753               4,261

   The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                Common
                                                 Stock            Additional                                               Total
                                               Par Value           Paid-in            Retained           Treasury      Stockholders'
                                                 $.01              Capital            Earnings             Stock          Equity
                                               ---------          ----------          --------           --------      ------------

                                                                   (Dollars in Thousands except Per Share Amount)
Balance, January 30, 1999                   $     738          $   78,376         $   405,928         $        -       $   485,042
  Net income                                        -                   -              40,154                  -            40,154
  Sale and issuance of common stock                 4               3,611                   -              4,261             7,876
  Purchase of treasury stock                        -                   -                   -            (16,472)          (16,472)
                                            ---------          ----------         -----------         ----------       -----------
Balance, July 31, 1999                      $     742          $   81,987         $   446,082         $  (12,211)      $   516,600
                                            =========          ==========         ===========         ==========       ===========


Balance, January 29, 2000                   $     744          $   85,958         $   517,052         $  (26,356)      $   577,398
  Net income                                        -                   -              49,314                  -            49,314
  Sale and issuance of common stock                 -              (5,216)                  -             15,753            10,537
  Purchase of treasury stock                        -                   -                   -            (49,772)          (49,772)
                                            ---------          ----------         -----------          ----------       -----------
Balance, July 29, 2000                      $     744          $   80,742         $  566,366          $  (60,375)      $   587,477
                                            =========          ==========         ===========         ==========       ===========


The accompanying notes are an integral part of the financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The results for the quarter and six months ended July 29, 2000 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, the Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have historically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

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

4. The following details the calculation of earnings per share for the periods presented below (amounts in thousands except per share amounts):

                                                    Thirteen Weeks Ended  Twenty-Six Weeks Ended
                                                    --------------------  ----------------------
                                                     July 29,  July 31,     July 29,   July 31,
                                                       2000      1999         2000       1999
                                                       ----      ----         ----       ----
 Net income                                          $31,220    $25,784     $49,314     $40,154
                                                     =======    =======     =======     =======

 Weighted-average number of common
 shares outstanding, used for basic
 computation                                          72,905     73,701      73,271      73,762

 Plus: Incremental shares from assumed
 exercise of stock options                             1,475      1,743       1,587       1,686
                                                     -------    -------     -------     -------

 Weighted-average number of common
 and dilutive potential common shares
 outstanding                                          74,380     75,444      74,858      75,448
                                                     =======    =======     =======     =======

 Basic income per share                              $  0.43    $  0.35     $  0.67     $  0.54
                                                     =======    =======     =======     =======

 Diluted income per share                            $  0.42    $  0.34     $  0.66     $  0.53
                                                     =======    =======     =======     =======

5. The Company operated 111 clubs on July 29, 2000 versus 100 clubs on July 31, 1999.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations



Thirteen Weeks (Second Quarter) and Twenty-Six Weeks Ended July 29, 2000 versus Thirteen and Twenty-Six Weeks Ended July 31, 1999.

Results of Operations
---------------------

Net sales for the second quarter ended July 29, 2000 rose 16.0% to $1.2 billion from $1.0 billion reported in last year's second quarter. Net sales for the first half of the year totaled $2.2 billion, 17.3% higher than last year's comparable period. These increases were due to the opening of new stores, comparable store sales increases of 5.5% in the second quarter and 6.1% year-to-date, and an expansion in the number of gas stations in operation from nine at July 31, 1999 to 24 at July 29, 2000. Sales levels during this year's second quarter were affected by unseasonably cool and rainy weather. Conversely, warm weather conditions prevailed during last year's second quarter, which helped to produce strong sales of air conditioners, fans and other summer seasonal merchandise. Total revenues in the second quarter included membership fees of $22.3 million versus $19.5 million in last year's second quarter. Year-to-date membership fees were $44.2 million versus $38.1 million last year.

Cost of sales (including buying and occupancy costs) was 90.97% of net sales in this year's second quarter versus 90.90% in the comparable period last year.
For the first six months, the cost of sales percentage was 91.38% this year versus 91.24% last year. These increases were primarily due to a combination of three factors: One factor was the increased contribution of gas to the Company's sales. The gross margin on gas is significantly lower than the overall gross margin for the rest of BJ's business. Another factor was weaker sales of higher margin seasonal merchandise this year as compared to last year, when ideal weather conditions drove strong seasonal merchandise sales. A third factor was a modest increase in occupancy costs as a percentage of sales this year, resulting from the opening of a large number of new clubs over the past several quarters. Sales levels in new clubs typically start below the chain average and grow over time. Partially offsetting these factors were strong sales in a number of other product categories which have higher-than-average gross margins, particularly fresh meat and bakery, apparel and jewelry.

Selling, general and administrative ("SG&A") expenses were 6.79% of net sales in the second quarter versus 6.95% in last year's comparable period. Year-to-date SG&A expenses were 7.18% of net sales this year versus 7.37% last year. These decreases were attributable mainly to leveraging fixed expenses against increased comparable store sales and sales from new clubs, the increase in gas sales, which have low related SG&A costs, and effective control of payroll costs. The Company also completed its rollout of debit card acceptance in the second quarter, which helped to slow the growth rate of credit costs experienced in recent years.

Preopening expenses were $2.0 million in the second quarter this year compared with $2.6 million in last year's second quarter. Year-to-date preopening expenses totaled $3.7 million this year versus $4.7 million last year. The Company opened four new clubs in the first half of this year. One new club opening and the relocation of the Hialeah, Florida, club took place in the second quarter. Most of the preopening expenses for one club opened in February were incurred in the fourth quarter of last year. All four of last year's first half club openings occurred in the second quarter.

Operating income in the second quarter rose to $49.4 million, an increase of 20.4% over last year's second quarter operating income of $41.0 million. Year-to-date operating income this year was $77.5 million, 20.5% higher than last year's $64.3 million.

The components of interest income, net were as follows (in thousands):

                                            Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                            --------------------   ----------------------
                                            July 29,    July 31,    July 29,    July 31,
                                              2000        1999        2000        1999
                                              ----        ----        ----        ----
  Interest income                            $1,403      $ 760       $2,735      $1,227
  Capitalized interest                          113         61          245         179
  Interest expense on debt                      (75)       (62)        (148)       (172)
  Interest on capital leases                    (57)       (64)        (116)       (126)
                                             ------      -----       ------      ------
  Interest income, net                       $1,384      $ 695       $2,716      $1,108
                                             ======      =====       ======      ======

This year's increase in net interest income was due primarily to higher invested cash balances.

The Company's year-to-date provision for income taxes was 38.5% of pre-tax income this year versus 38.6% in last year's comparable period. This decrease was due to a lower effective state income tax rate.

Second quarter net income was $31.2 million, or $.42 per diluted share, compared with $25.8 million, or $.34 per diluted share, in last year's second quarter. Net income in this year's first six months was $49.3 million, or $.66 per diluted share, versus net income of $40.2 million, or $.53 per diluted share, in last year's first half.

The Company opened five gas stations in the first half of this year and expects to open 15 to 20 for the full year. Although the gas stations operate at a lower margin rate than the rest of BJ's business, they have had a positive effect on club sales and membership.

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

Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101 was released on December 3, 1999 and provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The implementation date for SAB 101 has been delayed to the fourth quarter of 2000. The Company does not believe that the implementation of SAB 101 will have a material effect on its results of operations, financial position or cash flows.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $66.3 million in the first six months of 2000 versus $102.4 million in last year's comparable period. The decrease from last year in cash provided by operating activities was attributable mainly to the decrease in cash provided by the change in accounts payable. Accounts payable balances were higher than normal at the beginning of this year due in part to the January replenishment of inventories in categories with millennium-related demand, much of which was paid for after the end of January.

Cash expended for property additions was $45.4 million in the first half of 2000 versus $35.2 million in the first half of 1999. The Company opened four new clubs in the first half of both this year and last year and relocated one club to a new facility this year. Five new gas stations were also opened in the first half of this year versus four in last year's comparable period. The Company's capital expenditures are expected to total approximately $115 million in the current fiscal year, based on plans to open approximately eleven new clubs, relocate one club, open fifteen to twenty gas stations, and construct a new cross-docking facility, which is planned to replace the current facility outside of Philadelphia next spring. The timing of actual openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

On May 25, 2000, the Board of Directors authorized the repurchase of up to $50 million of the Company's common stock in addition to $100 million previously authorized. During the first six months of 2000, the Company repurchased 1,625,600 shares of common stock for $49.8 million, or an average price of $30.62 per share. From the inception of its share repurchase activities in August 1998 through July 29, 2000, the Company has repurchased a total of $115.7 million of stock at an average cost of $25.66 per share. The Company's remaining repurchase authorization was $34.3 million at July 29, 2000.

The Company has a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement includes a $50 million sub-facility for letters of credit, of which $3.4 million was outstanding at July 29, 2000. The Company is required to pay an annual facility fee which is currently 0.10% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.25%,
(b) the agent bank's prime rate or (c) a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, prohibit the payment of cash dividends on the Company's common stock, and generally limit the cumulative repurchase of the Company's common stock to $50 million plus 50% of net income (as defined by the agreement) earned after January 30, 1998.

The Company also maintains a separate $41 million facility for letters of credit, primarily to support the purchase of inventories, of which $23.3 million was outstanding at July 29, 2000, and an additional $20 million uncommitted credit line for short-term borrowings.

Cash and cash equivalents totaled $42.0 million as of July 29, 2000, and there were no borrowings outstanding on that date. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through the next twelve months. However, the Company may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results
---------------------------------------------------

This report contains a number of "forward-looking statements," including statements regarding planned capital expenditures, planned store, gas station and cross-docking facility openings, and other information with respect to the Company's plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, economic and weather conditions and state and local regulation in the Company's markets; competitive conditions; contingent liabilities under the Company's indemnification agreement with The TJX Companies, Inc.; and events which might cause the Company's spin-off from Waban Inc. (now known as HomeBase, Inc.) not to qualify for tax-free treatment. Each of these factors is discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Company believes that its potential exposure to market risk as of July 29, 2000 is not material because of the short contractual maturities of its cash and cash equivalents. No bank debt was outstanding at July 29, 2000. The Company has not used derivative financial instruments.

                          PART II.  OTHER INFORMATION


Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               27.0  Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended July 29, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BJ'S WHOLESALE CLUB, INC.
                                        -------------------------
                                        (Registrant)



Date:     September 7, 2000             /s/ John J. Nugent
       -----------------------          -------------------------------------
                                        John J. Nugent
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Date:     September 7, 2000             /s/ Frank D. Forward
       -----------------------          --------------------------------------
                                        Frank D. Forward
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)