Form 10-Q
period 2000-10-28
BJS WHOLESALE CLUB INC
filed 2000-12-08
CIK 1037461

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended October 28, 2000
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
                                       ----      ----

The number of shares of the Registrant's common stock outstanding as of November 25, 2000: 72,403,602

                         PART I. FINANCIAL INFORMATION

                           BJ'S WHOLESALE CLUB, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                        Thirteen Weeks Ended
                                                                                 -----------------------------------
                                                                                 October 28,             October 30,
                                                                                     2000                    1999
                                                                                 -----------             ----------
                                                                            (Dollars in Thousands except Per Share Amounts)
     Net sales                                                                   $1,151,506              $  990,638

     Membership fees and other                                                       26,647                  23,336
                                                                                 ----------              ----------
         Total revenues                                                           1,178,153               1,013,974
                                                                                 ----------              ----------
     Cost of sales, including buying and occupancy costs                          1,049,198                 900,383

     Selling, general and administrative expenses                                    82,636                  73,755

     Preopening expenses                                                              3,059                   2,504
                                                                                 ----------              ----------
         Operating income                                                            43,260                  37,332

     Interest income, net                                                             1,277                     841
                                                                                 ----------              ----------
     Income before income taxes                                                      44,537                  38,173

     Provision for income taxes                                                      17,146                  14,839
                                                                                 ----------              ----------
         Net income                                                              $   27,391              $   23,334
                                                                                 ==========              ==========
     Net income per common share:

         Basic                                                                   $     0.38              $     0.32
                                                                                 ==========              ==========
         Diluted                                                                 $     0.37              $     0.31
                                                                                 ==========              ==========

     Number of common shares for earnings per share computations:

         Basic                                                                   72,516,968              73,582,931

         Diluted                                                                 73,959,812              75,290,420


The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                       Thirty-Nine Weeks Ended
                                                                                 -----------------------------------
                                                                                 October 28,             October 30,
                                                                                     2000                    1999
                                                                                 -----------             ----------
                                                                            (Dollars in Thousands except Per Share Amounts)
     Net sales                                                                   $3,349,832              $2,864,438

     Membership fees and other                                                       76,235                  66,176
                                                                                 ----------              ----------
         Total revenues                                                           3,426,067               2,930,614
                                                                                 ----------              ----------
     Cost of sales, including buying and occupancy costs                          3,058,070               2,609,993

     Selling, general and administrative expenses                                   240,484                 211,841

     Preopening expenses                                                              6,783                   7,159
                                                                                 ----------              ----------
         Operating income                                                           120,730                 101,621

     Interest income, net                                                             3,993                   1,949
                                                                                 ----------              ----------
     Income before income taxes                                                     124,723                 103,570

     Provision for income taxes                                                      48,018                  40,082
                                                                                 ----------              ----------
         Net income                                                              $   76,705              $   63,488
                                                                                 ==========              ==========
     Net income per common share:

         Basic                                                                   $     1.05              $     0.86
                                                                                 ==========              ==========
         Diluted                                                                 $     1.03              $     0.84
                                                                                 ==========              ==========

     Number of common shares for earnings per share computations:

         Basic                                                                   73,019,851              73,702,223

         Diluted                                                                 74,558,791              75,400,176


 The accompanying notes are an integral part of the financial statements.

                          BJ'S WHOLESALE CLUB,  INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                October 28,         January 29,         October 30,
                                                                   2000                2000                1999
                                                               -----------          -----------        -----------
                                                               (Unaudited)                             (Unaudited)
                                                                              (Dollars in Thousands)
ASSETS
Current assets:
      Cash and cash equivalents                                 $    8,232           $   60,437         $    7,635
      Marketable securities                                              -                    -              1,582
      Accounts receivable                                           59,844               51,998             45,922
      Merchandise inventories                                      584,902              446,771            503,793
      Current deferred income taxes                                  6,358                5,995              8,596
      Prepaid expenses                                               6,455               15,482             11,404
                                                                ----------           ----------         ----------
              Total current assets                                 665,791              580,683            578,932
                                                                ----------           ----------         ----------

Property at cost:
      Land and buildings                                           358,044              342,817            336,939
      Leasehold costs and improvements                              62,178               59,350             49,544
      Furniture, fixtures and equipment                            306,607              279,381            260,650
                                                                ----------           ----------         ----------
                                                                   726,829              681,548            647,133
      Less accumulated depreciation and amortization               225,357              201,486            191,665
                                                                ----------           ----------         ----------
                                                                   501,472              480,062            455,468
                                                                ----------           ----------         ----------

Property under capital leases                                        3,319                3,319              6,219
      Less accumulated amortization                                  2,240                2,115              2,074
                                                                ----------           ----------         ----------
                                                                     1,079                1,204              4,145
                                                                ----------           ----------         ----------

Other assets                                                        12,645               11,499             11,834
                                                                ----------           ----------         ----------
              Total assets                                      $1,180,987           $1,073,448         $1,050,379
                                                                ==========           ==========         ==========


LIABILITIES
Current liabilities:
      Accounts payable                                          $  385,587           $  288,540         $  345,166
      Accrued expenses and other current liabilities               123,943              137,641            117,717
      Accrued federal and state income taxes                         7,970               20,806              8,574
      Obligations under capital leases due within one year             235                  220                215
                                                                ----------           ----------         ----------
              Total current liabilities                            517,735              447,207            471,672
                                                                ----------           ----------         ----------

Obligations under capital leases, less portion
      due within one year                                            1,887                2,050              2,103
Other noncurrent liabilities                                        44,604               38,431             36,907
Deferred income taxes                                                8,809                8,362              7,495

STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 180,000,000
      shares, issued  74,410,190, 74,410,190
      and 74,184,588 shares                                            744                  744                742
Additional paid-in capital                                          76,642               85,958             81,856
Retained earnings                                                  593,757              517,052            469,416
Treasury stock, at cost, 2,052,965, 867,370 and 706,828 shares     (63,191)             (26,356)           (19,812)
                                                                ----------           ----------         ----------
              Total stockholders' equity                           607,952              577,398            532,202
                                                                ----------           ----------         ----------
              Total liabilities and stockholders' equity        $1,180,987           $1,073,448         $1,050,379
                                                                ==========           ==========         ==========

The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  Thirty-Nine Weeks Ended
                                                                               ------------------------------
                                                                               October 28,         October 30,
                                                                                   2000                1999
                                                                               -----------         -----------
                                                                                    (Dollars in Thousands)

     CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                            $  76,705            $  63,488
         Adjustments to reconcile net income to net
            cash provided by operating activities:
                Depreciation and amortization of property                         39,938               34,348
                Loss on property disposals                                           166                  696
                Other noncash items (net)                                             80                   59
                Deferred income taxes                                                 84               (1,042)
                Tax benefit from exercise of stock options                         9,716                5,158
                Increase (decrease) in cash due to changes in:
                       Accounts receivable                                        (7,846)               5,212
                       Merchandise inventories                                  (138,131)            (131,053)
                       Prepaid expenses                                            9,027                1,203
                       Other assets                                               (1,215)                (955)
                       Accounts payable                                           97,047              131,464
                       Accrued expenses                                           (2,687)               5,366
                       Accrued income taxes                                      (12,836)              (3,183)
                       Other noncurrent liabilities                                6,173                1,979
                                                                               ---------            ---------
            Net cash provided by operating activities                             76,221              112,740
                                                                               ---------            ---------
     CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of marketable securities                                        (5,001)              (1,582)
         Sale of marketable securities                                             5,001                    -
         Maturity of marketable securities                                             -                  100
         Property additions                                                      (72,601)             (64,171)
         Proceeds from property disposals                                            201                   31
                                                                               ---------            ---------
            Net cash used in investing activities                                (72,400)             (65,622)
                                                                               ---------            ---------
     CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of capital lease obligations                                     (148)                (132)
         Repayment of long-term debt                                                   -              (30,000)
         Purchase of treasury stock                                              (64,346)             (26,645)
         Proceeds from sale and issuance of common stock                           8,468                5,144
                                                                               ---------            ---------
            Net cash used in financing activities                                (56,026)             (51,633)
                                                                               ---------            ---------
            Net decrease in cash and cash equivalents                            (52,205)              (4,515)
            Cash and cash equivalents at beginning of year                        60,437               12,150
                                                                               ---------            ---------
            Cash and cash equivalents at end of period                         $   8,232            $   7,635
                                                                               =========            =========
     Supplemental cash flow information:
         Interest paid, net                                                    $     (46)           $     194
         Income taxes paid                                                        60,770               44,307
     Noncash financing and investing activities:
         Treasury stock issued for compensation plans                             27,511                6,833


     The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                             Common
                                              Stock       Additional                                         Total
                                            Par Value       Paid-in          Retained        Treasury    Stockholders'
                                              $.01          Capital          Earnings          Stock         Equity
                                            ---------     ----------         --------        --------    ------------
                                                         (Dollars in Thousands except Per Share Amount)
Balance, January 30, 1999                   $   738        $  78,376        $ 405,928        $      -      $ 485,042

     Net income                                   -                -           63,488               -         63,488

     Sale and issuance of common stock            4            3,480                -           6,833         10,317

     Purchase of treasury stock                   -                -                -         (26,645)       (26,645)
                                            -------        ---------        ---------        --------        --------
Balance, October 30, 1999                   $   742        $  81,856        $ 469,416        $(19,812)       $532,202
                                            =======        =========        =========        ========        ========

Balance, January 29, 2000                   $   744        $  85,958        $ 517,052        $(26,356)       $577,398

     Net income                                   -                -           76,705               -          76,705

     Sale and issuance of common stock            -           (9,316)               -          27,511          18,195

     Purchase of treasury stock                   -                -                -         (64,346)        (64,346)
                                            -------        ---------        ---------        --------        --------
Balance, October 28, 2000                   $   744        $  76,642        $ 593,757        $(63,191)       $607,952
                                            =======        =========        =========        ========        ========

The accompanying notes are an integral part of the financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The results for the quarter and nine months ended October 28, 2000 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, the Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have historically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

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

4. The following details the calculation of earnings per share for the periods presented below (amounts in thousands except per share amounts):


                                        Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                        --------------------     -----------------------
                                        Oct. 28,     Oct. 30,    Oct. 28,        Oct. 30,
                                          2000         1999        2000            1999
                                        -------      -------     -------         -------

 Net income                              $27,391     $23,334      $76,705        $63,488
                                         =======     =======      =======        =======

 Weighted-average number of common
 shares outstanding, used for basic
 computation                              72,517      73,583       73,020         73,702

 Plus: Incremental shares from assumed
 exercise of stock options                 1,443       1,707        1,539          1,698
                                         -------     -------      -------        -------

 Weighted-average number of common
 and dilutive potential common shares
 outstanding                              73,960      75,290       74,559         75,400
                                         =======     =======      =======        =======

 Basic income per share                  $  0.38     $  0.32      $  1.05        $  0.86
                                         =======     =======      =======        =======

 Diluted income per share                $  0.37     $  0.31      $  1.03        $  0.84
                                         =======     =======      =======        =======

  Options to purchase a total of 946,400 shares at an exercise price of $37.0625 were outstanding at October 28, 2000, but were not included in the computation of diluted EPS for the periods then ended because the exercise price was greater than the average market price of the common shares for those periods.

5. The Company operated 114 clubs on October 28, 2000 versus 103 clubs on October 30, 1999.

6. Certain amounts in the prior year's financial statements have been reclassified for comparative purposes.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations



Thirteen Weeks (Third Quarter) and Thirty-Nine Weeks Ended October 28, 2000 versus Thirteen and Thirty-Nine Weeks Ended October 30, 1999.

Results of Operations
---------------------

Net sales for the third quarter ended October 28, 2000 rose 16.2% to $1.2 billion from $1.0 billion reported in last year's third quarter. Net sales for the first nine months of the year totaled $3.3 billion, 16.9% higher than last year's comparable period. These increases were due to the opening of new stores, comparable store sales increases of 5.7% in the third quarter and 6.0% year-to-date, and an expansion in the number of gas stations in operation from eleven at October 30, 1999 to 31 at October 28, 2000. Total revenues in the third quarter included membership fees of $23.1 million versus $20.3 million in last year's third quarter. Year-to-date membership fees were $67.4 million versus $58.3 million last year.

Cost of sales (including buying and occupancy costs) was 91.12% of net sales in this year's third quarter versus 90.89% in the comparable period last year. For the first nine months, the cost of sales percentage was 91.29% this year versus 91.12% last year. These increases were primarily due to a combination of two factors. The first factor was the increased contribution of gas to the Company's sales. The gross margin on gas is significantly lower than the overall gross margin for the rest of BJ's business. The second factor was an increase in occupancy costs as a percentage of sales this year, resulting from the opening of a large number of new clubs over the past several quarters.
Sales levels in new clubs typically start below the chain average and grow over time.

Selling, general and administrative ("SG&A") expenses were 7.18% of net sales in the third quarter versus 7.45% in last year's comparable period. Year-to-date SG&A expenses were 7.18% of net sales this year versus 7.40% last year. These decreases were attributable mainly to leveraging fixed expenses against increased comparable store sales and sales from new clubs, the increase in gas sales, which have low related SG&A costs, and effective control of payroll costs. The Company completed its rollout of debit card acceptance during the second quarter, which has helped to slow the growth rate of credit costs experienced in recent years.

Preopening expenses were $3.1 million in the third quarter this year compared with $2.5 million in last year's third quarter. Year-to-date preopening expenses totaled $6.8 million this year versus $7.2 million last year. The Company opened seven new clubs, and relocated one club in the first nine months of this year. Three new clubs were opened in this year's third quarter. Last year the Company opened seven new clubs in the first nine months, three of them in the third quarter. Most of the preopening expenses for one club opened in February this year were incurred in the fourth quarter of last year.

Operating income in the third quarter rose to $43.3 million, an increase of 15.9% over last year's third quarter operating income of $37.3 million. Year-to-date operating income this year was $120.7 million, 18.8% higher than last year's $101.6 million.

The components of interest income, net were as follows (in thousands):

                                         Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                         --------------------      ------------------------
                                          Oct. 28,    Oct. 30,       Oct. 28,    Oct. 30,
                                            2000        1999           2000        1999
                                          -------     -------        -------     -------

  Interest income                          $1,280      $952           $4,015      $2,178
  Capitalized interest                        129        21              374         200
  Interest expense on debt                    (76)      (70)            (224)       (242)
  Interest expense on capital leases          (56)      (62)            (172)       (187)
                                           ------      ----           ------      ------
  Interest income, net                     $1,277      $841           $3,993      $1,949
                                           ======      ====           ======      ======

This year's increase in net interest income was due primarily to higher invested cash balances.

The Company's year-to-date provision for income taxes was 38.5% of pre-tax income this year versus 38.7% in last year's comparable period. This decrease was due to a lower effective state income tax rate.

Third quarter net income was $27.4 million, or $.37 per diluted share, compared with $23.3 million, or $.31 per diluted share, in last year's third quarter. Net
income in this year's first nine months was   $76.7 million, or $1.03 per
diluted share, versus net income of $63.5 million, or $.84 per diluted share, in last year's comparable period.

The Company opened twelve gas stations in the first nine months of this year and expects to open 15 to 20 for the full year. Although the gas stations operate at a lower margin rate than the rest of BJ's business, they have had a positive effect on club sales and membership.

On November 14, 2000 the Company announced that it will increase its annual membership fee for both "Inner Circle" and Business members from $35 to $40, effective January 1, 2001. Members will continue to receive one free supplemental membership with each paid primary membership. Also effective January 1, 2001, additional paid supplemental memberships may be purchased for $20 each, an increase of $5 above the current charge. Membership renewals take place throughout the year and membership fee income is recognized over the life of the membership, which is typically twelve months. Consequently, about one half of the benefit of the fee increase is recognized during the first year. The effect of the fee increase on this year's fourth quarter is expected to be minimal.

The Company anticipates that the fourth quarter will be positively impacted by a 53rd week of sales this year. This benefit is projected to be largely offset by fourth quarter comparable store sales which are expected to be about 1% to 2% below the Company's recent underlying trend because of last year's unusually strong fourth quarter sales performance. Sales in last year's fourth quarter were driven by heavy demand for millennium-related products. The Company also benefited from very low snowfall in the Northeast in the fourth quarter last year, particularly during the holiday shopping period.

The Company expects the vast majority of the benefit of the membership fee increase to be used to invest in club expansion; to absorb about $2 to $3 million of incremental annual operating costs for the Company's new cross-docking facility which is being constructed near Philadelphia; to pay for anticipated utility rate increases and higher employee medical benefit costs; and to fund the cost of relocating two clubs, projected to be $2 to $3 million.

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

Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101 was released on December 3, 1999 and provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. The implementation date for SAB 101 has been delayed by the SEC to the fourth quarter of 2000. The Company does not believe that the implementation of SAB 101 will have a material effect on its results of operations, financial position or cash flows.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $76.2 million in the first nine months of 2000 versus $112.7 million in last year's comparable period. The decrease from last year in cash provided by operating activities was attributable mainly to the decrease in cash provided by the change in accounts payable. Accounts payable balances were higher than normal at the beginning of this year due in part to the January replenishment of inventories in categories with millennium-related demand, much of which was paid for after the end of January.

Cash expended for property additions was $72.6 million in the first nine months of 2000 versus $64.2 million in the comparable period of 1999. The Company opened seven new clubs in the first nine months of both this year and last year and relocated one club to a new facility this year. Twelve new gas stations have been opened year-to-date this year versus six in last year's comparable period. The Company's capital expenditures are expected to total approximately $115 million in the current fiscal year, based on plans to open approximately eleven new clubs, relocate one club, open 15 to 20 gas stations, and construct a new cross-docking facility, which is planned to replace the current facility outside of Philadelphia next spring. Preliminary plans for next year call for a capital budget of $150 million, based on opening a total of fourteen clubs, including the two relocated clubs. Five of the planned clubs are expected to be owned. The timing of actual openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

On May 25, 2000, the Board of Directors authorized the repurchase of up to $50 million of the Company's common stock in addition to $100 million previously authorized. During the first nine months of 2000, the Company repurchased 2,088,200 shares of common stock for $64.3 million, or an average price of $30.81 per share. From the inception of its share repurchase activities in August 1998 through October 28, 2000, the Company has repurchased a total of $130.3 million of stock at an average cost of $26.20 per share. The Company's remaining repurchase authorization was $19.7 million at October 28, 2000.

The Company has a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement includes a $50 million sub-facility for letters of credit, of which $3.4 million was outstanding at October 28, 2000. The Company is required to pay an annual facility fee which is currently 0.10% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.25%, (b) the agent bank's prime rate or (c) a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, prohibit the payment of cash dividends on the Company's common stock, and generally limit the cumulative repurchase of the Company's common stock to $50 million plus 50% of net income (as defined by the agreement) earned after January 30, 1998.

The Company also maintains a separate $41 million facility for letters of credit, primarily to support the purchase of inventories, of which $5.8 million was outstanding at October 28, 2000, and an additional $20 million uncommitted credit line for short-term borrowings.

Cash and cash equivalents totaled $8.2 million as of October 28, 2000, and there were no borrowings outstanding on that date. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through the fiscal year ending February 2, 2002. However, the Company may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results
---------------------------------------------------

This report contains a number of "forward-looking statements," including statements regarding membership fee income, utility costs, employee medical benefit costs and preopening expenses, planned capital expenditures, planned store, gas station and cross-docking facility openings or relocations, and other information with respect to the Company's plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, economic and weather conditions and state and local regulation in the Company's markets; competitive conditions; events which might cause the Company's spin-off from Waban Inc., now known as HomeBase, Inc. ("HomeBase"), not to qualify for tax-free treatment; and contingent liabilities under the Company's indemnification agreement with The TJX Companies, Inc. ("TJX"). Each of these factors is discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000. In 1997, the Company agreed to indemnify TJX for any liabilities TJX may incur with respect to 42 current HomeBase leases. The Company's indemnification obligation is for 100% of any contingent lease liabilities through January 31, 2003 and for 50% of any such liabilities thereafter. At the end of the current fiscal year, the Company's maximum undiscounted pre-tax contingent liability under the TJX indemnification agreement is estimated to be approximately $220-$230 million. As of January 31, 2003, the estimated amount decreases to approximately $130-$140 million. These amounts include estimated real estate taxes and common area maintenance charges. These estimates do not take into consideration the reduction in the Company's contingent liability that would result from any subleasing of the properties.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Company believes that its potential exposure to market risk as of October 28, 2000 is not material because of the short contractual maturities of its cash and cash equivalents. No bank debt was outstanding at October 28, 2000. The Company has not used derivative financial instruments.

                          PART II.  OTHER INFORMATION


Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               10.12a Amendment to July 28, 1997 Employment Agreement with Herbert J. Zarkin

               27.0    Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended October 28, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BJ'S WHOLESALE CLUB, INC.
                                    -------------------------
                                    (Registrant)



Date:       December 8, 2000        /S/ JOHN J. NUGENT
       --------------------------   ------------------------------------------
                                    John J. Nugent
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:       December 8, 2000        /S/ FRANK D. FORWARD
       --------------------------   ----------------------------------
                                    Frank D. Forward
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)