Form 10-K
period 2001-02-03
BJS WHOLESALE CLUB INC
filed 2001-04-18
CIK 1037461

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001
                                       OR
           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      -----------------------------------

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

       Registrant's telephone number, including area code: (508) 651-7400
                      -----------------------------------

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[__].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 2001 was approximately $3,474,806,000 based on the closing price of $47.85 on the New York Stock Exchange on such date.

  There were 72,782,067 shares of the Registrant's Common Stock, $.01 par value, outstanding as of March 31, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders (Part III).

                                     PART I

Item 1. Business

 General

   BJ's Wholesale Club introduced the warehouse club concept to New England in 1984 and has since expanded in the eastern United States and the state of Ohio. As of February 3, 2001, BJ's operated 118 warehouse clubs in 15 states and had approximately 6.6 million members. The table below shows the number of BJ's locations by state.

                                                                       Number of
   State                                                               Locations
   -----                                                               ---------
   New York...........................................................     26
   Massachusetts......................................................     14
   New Jersey.........................................................     14
   Florida............................................................     13
   Pennsylvania.......................................................     10
   Ohio...............................................................      8
   Connecticut........................................................      7
   Maryland...........................................................      6
   Virginia...........................................................      6
   New Hampshire......................................................      4
   North Carolina.....................................................      3
   Rhode Island.......................................................      3
   Maine..............................................................      2
   Delaware...........................................................      1
   South Carolina.....................................................      1
                                                                          ---
     TOTAL............................................................    118
                                                                          ===

   On July 28, 1997, BJ's Wholesale Club, Inc., a Delaware corporation, ("BJ's" or the "Company") became an independent, publicly owned entity when Waban Inc. ("Waban"), BJ's parent company at the time, distributed to its stockholders on a pro rata basis all of the Company's outstanding common stock. Before that date, BJ's business had operated as a division of Waban.

   The fiscal year ended February 3, 2001 is referred to as "2000" or "fiscal 2000" below. Other fiscal years are referred to in a similar manner.

 Industry Overview

   Warehouse clubs offer a narrow assortment of brand name food and general merchandise items within a wide range of product categories. In order to achieve high sales volumes and rapid inventory turnover, merchandise selections are generally limited to items that are brand name leaders in their categories. Since warehouse clubs sell a diversified selection of product categories, they attract customers from a wide range of other wholesale and retail distribution channels, such as supermarkets, supercenters, department stores, drug stores, discount stores, office supply stores, consumer electronics stores, automotive stores and wholesale distributors. BJ's believes that it is difficult for these higher cost channels of distribution to match the low prices offered by warehouse clubs.

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

 Business Model

   The Company has developed an operating model that it believes differentiates it from its warehouse club competition. First, BJ's seeks to establish and maintain the leading industry position in each market where it operates. Second, by clustering its clubs, BJ's achieves the benefit of name recognition and maximizes the efficiencies of management support, distribution and marketing activities. Finally, BJ's places added focus on the retail customer, its Inner Circle(R) member, through merchandising strategies that emphasize a customer-friendly shopping experience. BJ's creates an exciting shopping experience for its members with a constantly changing mix of food and general merchandise items and carries a broader product assortment than its warehouse club competitors. By supplementing the warehouse format with aisle markers, express check-out lanes and low-cost video-based sales aids, BJ's makes shopping more efficient for its members. BJ's is also the only major warehouse club operator to accept manufacturers' coupons, which provides added value for its members, and to accept VISA(R), MasterCard(R) and Discover(R) payment cards chainwide. In 2000, BJ's equipped its clubs to process on-line debit transactions. Management believes these strategies aimed at the general consumer allow BJ's to achieve higher operating margins than its warehouse club competitors.

 Expansion

   Since the beginning of 1995, BJ's has grown from 62 clubs to 118 clubs in operation at February 3, 2001. Approximately 48% of BJ's clubs have been in operation for fewer than six years, and most of these are considered to be in the early stages of maturation.

   BJ's plans to open approximately fourteen new clubs, including two relocations, in the current year, expanding its presence in Florida and the Carolinas, and continuing to fill in existing markets. Longer term, BJ's plans to increase the square footage of the chain by an average of 10% annually.

                                        Clubs      Clubs    Clubs      Clubs
                                     in Operation  Opened   Closed  in Operation
                                     at Beginning  During   During     at End
   Year                                of Year    the Year the Year   of Year
   ----                              ------------ -------- -------- ------------
   1995.............................      62          9       --         71
   1996.............................      71         10       --         81
   1997.............................      81          4        1         84
   1998.............................      84         12       --         96
   1999.............................      96         11       --        107
   2000.............................     107         11       --        118

   In addition to the club openings shown above, BJ's relocated one club in 2000.

 Store Profile

   As of February 3, 2001, BJ's operated 104 traditional size "big box" warehouse clubs that averaged approximately 111,000 square feet and 14 smaller format warehouse clubs that averaged approximately 69,000 square feet. The smaller format clubs are designed to serve markets whose population is not sufficient to support a full-sized warehouse club. Including space for parking, a typical full-sized BJ's club requires nine to eleven acres of land. The smaller version typically requires approximately eight acres. BJ's clubs are located in both free-standing locations and shopping centers.

   Construction and site development costs for a full-sized BJ's club generally range from $5.0 million to $7.0 million. Land acquisition costs for a club generally range from $3.0 million to $5.0 million, but can be significantly higher in some locations. BJ's also invests approximately $2.6 million for fixtures and equipment and $2 million for inventory (net of accounts payable), and incurs approximately $.8 million for preopening costs in a new full-sized club.

 Merchandising

   BJ's services its existing members and attracts new members by providing a broad range of high quality, brand name merchandise at everyday prices that are consistently lower than the prices of traditional wholesalers, discount retailers, supermarkets, supercenters and specialty retail operations. BJ's limits the items offered in each product line to fast selling styles, sizes and colors, carrying an average of approximately 6,000 active stockkeeping units (SKU's). By contrast, supermarkets normally stock approximately 25,000 SKU's, and discount stores typically stock up to 60,000 SKU's. BJ's works closely with manufacturers to develop packaging and sizes which are best suited to selling through the warehouse club format in order to minimize handling costs and to provide increased value to members.

   Excluding gasoline, food accounted for approximately 60% of BJ's sales in 2000. The remaining 40% consisted of a wide variety of general merchandise items. Food categories at BJ's include frozen foods, fresh meat and dairy products, dry grocery items, fresh produce and flowers, canned goods, and household paper products and cleaning supplies. General merchandise includes office supplies and equipment, consumer electronics, small appliances, auto accessories, tires, jewelry, housewares, health and beauty aids, computer software, books, greeting cards, apparel, tools, toys and seasonal items. BJ's believes that more than 70% of its products are also sold in supermarkets.

   To ensure that its merchandise selection is closely attuned to the tastes of its members, BJ's employs regional buyers who are responsible for tailoring the product selection in individual warehouse clubs to the regional and ethnic tastes of the local market. BJ's is increasingly using checkout data to understand and respond to member preferences.

   BJ's expanded its private label program during 2000. Products are sold under two labels: "Executive Choice(TM)" for products targeted to business members, and "Berkley and Jensen(TM)" for products targeted to BJ's Inner Circle members. BJ's private label products are premium quality only and generally are priced 20% lower than the top branded competing product. At the end of 2000, products sold under BJ's private labels had achieved a sales penetration of 3.3% on an annualized basis. BJ's expects its private label products to represent an increasing percentage of total revenues over time.

   BJ's also offers a number of specialty services that are designed to enable members to complete more of their shopping at BJ's and to encourage more frequent trips to the clubs. Most of these services are provided by outside operators in space leased from BJ's. Specialty services include full-service optical stores, food courts, some of which offer brand name fast food service, one-hour photo service, travel services, a selection of garden sheds and gazebos, a propane tank filling service, and a muffler and brake service operated in conjunction with Monro Muffler/Brake and Speedy Auto Service, and Tuffy Automobile Service Centers. A test of a mini-branch bank concept continues in three of BJ's clubs.

   As of February 3, 2001, BJ's has opened gas stations at 34 of its clubs. The gas stations are generally self-service, relying on "pay at the pump" technology that accepts MasterCard, VISA, Discover and debit card transactions. Cash is also accepted at some locations. Both regular and premium gasoline are available. BJ's has generally maintained its price at 6 to 10 cents per gallon less than the average prices in each market. Results to date have shown increased sales and membership at clubs with gas stations. BJ's plans to continue expanding this service in 2001.

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

 Membership

   Paid membership is an essential part of the warehouse club concept. In addition to providing a source of revenue which permits BJ's to offer low prices, membership reinforces customer loyalty. BJ's has two types of members: business members and Inner Circle members. BJ's Inner Circle members are likely to be home owners who have incomes which are above the average for the Company's trading areas. BJ's believes that a significant percentage of its business members also shops BJ's actively for their personal needs. The Company had approximately 6.6 million members (including supplemental cardholders) at February 3, 2001, which was 13.5% higher than the previous year.

   Effective January 1, 2001, BJ's charges $40 per year for a primary Inner Circle membership that includes one free supplemental membership. Members in the same household may purchase additional supplemental memberships for $20 each. A business membership also costs $40 per year and includes one free supplemental membership. Additional paid supplemental business memberships cost $20 each. BJ's membership is open to all, whereas the Company's warehouse club competitors have typically required individual members to belong to certain qualifying groups. BJ's believes that its more liberal membership policy has attracted incremental sales without adversely affecting its costs.

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

 Club Operations

   BJ's ability to achieve profitable operations depends upon high sales volumes and the efficient operation of its warehouse clubs. The Company buys most of its merchandise at volume discounts from manufacturers for shipment either to a BJ's cross-dock facility or directly to BJ's clubs. This eliminates many of the costs associated with traditional multiple-step distribution channels, including distributors' commissions and the costs of storing merchandise in central distribution facilities.

   BJ's routes the majority of its purchases through cross-dock facilities which break down truckload quantity shipments from manufacturers and reallocate these goods for shipment to individual clubs, generally on a same-day basis. BJ's efficient distribution systems result in better volume discounts, reduced freight expenses and lower receiving costs.

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

   BJ's has been able to limit inventory losses to levels well below those typical of other retailers by strictly controlling the exits of its clubs, by generally limiting customers to members and by using state-of-the-art electronic article surveillance technology. BJ's inventory shrinkage was less than .20% of net sales in each of the last five fiscal years. Problems associated with payments by check have been insignificant, as members who issue dishonored checks are restricted to cash-only terms. BJ's policy is to accept returns of merchandise within 30 days after purchase.

   BJ's was the first warehouse club chain to accept MasterCard and VISA. Beginning in 2000, BJ's equipped its clubs to process on-line debit transactions. Additionally, BJ's members may pay for their purchases by cash, check or Discover Card.

 Information Systems

   Over the course of its development, BJ's has made a significant investment in information systems. BJ's was the first warehouse club operator to introduce scanning devices which work in conjunction with its electronic point of sale
(EPOS) terminals. During 2000, BJ's rolled out "360 degree" scanning and upgraded the cash register printers at the checkout stations in its clubs to enhance the efficiency of the checkout process. Sales data is analyzed daily for replenishment purposes. Detailed purchasing data on individual members permits the buying staff and store managers to track changes in members' buying behavior. Detailed shrinkage information by SKU by club allows management to quickly identify inventory shrinkage problems and formulate effective action plans.

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

   A large number of competitive membership warehouse clubs exists in BJ's markets. Approximately 86% of BJ's 104 "big box" warehouse clubs have at least one competitive membership warehouse club in their trading areas at a distance of about ten miles or less. None of the smaller format clubs has direct competition from other warehouse clubs within ten miles.

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

 Employees

   As of February 3, 2001, BJ's had approximately 14,700 full-time and part-time employees ("team members"). None of the Company's team members is represented by a union. BJ's considers its relations with its team members to be excellent.

Item 2. Properties

   BJ's operated 118 warehouse club locations as of February 3, 2001, of which 73 are leased under long-term leases and 35 are owned. BJ's owns the buildings at the remaining 10 locations, which are subject to long-term ground leases. A listing of BJ's locations within each state is shown on page 2.

   The unexpired terms of BJ's leases range from approximately one to 40 years, and average approximately 14 years. BJ's has options to renew all but one of its leases for periods that range from approximately 5 to 50 years and average approximately 20 years. These leases require fixed monthly rental payments which are subject to various adjustments. Certain leases require payment of a percentage of the warehouse club's gross sales in excess of certain amounts. Generally, all leases require that BJ's pay all property taxes, insurance, utilities and other operating costs.

   BJ's home offices in Natick, Massachusetts, occupy 156,000 square feet under leases expiring January 31, 2006, with options to extend these leases through January 31, 2011. The Company also leases two cross-dock facilities, which, effective in April 2001, occupy a total of 776,000 square feet under leases which expire in 2010 and 2021, with options to extend these leases through 2025 and 2041, respectively.

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

Item 4. Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended February 3, 2001.

Item 4A. Executive Officers of the Registrant

     Name            Age      Office and Employment During Last Five Years
     ----            ---      --------------------------------------------
 Herbert J. Zarkin..  62 Chairman of the Board of the Company since July 1997;
                         President, Chief Executive Officer and Director of
                         Waban (1993-1997); Executive Vice President of Waban
                         (1989-1993); President of the BJ's Division of Waban
                         (the "BJ's Division") (1990-1993)

 John J. Nugent.....  54 President, Chief Executive Officer and Director of
                         the Company since July 1997; Executive Vice President
                         of Waban and President of the BJ's Division (1993-
                         1997)

 Frank D. Forward...  46 Executive Vice President and Chief Financial Officer
                         of the Company since July 1997; Executive Vice
                         President, Finance of the BJ's Division from February
                         1997 to July 1997; Senior Vice President, Finance of the BJ's Division (1994-1997)

 Laura J. Sen.......  44 Executive Vice President, Merchandising of the
                         Company since July 1997; Executive Vice President,
                         Merchandising of the BJ's Division from February 1997
                         to July 1997; Senior Vice President, General
                         Merchandise of the BJ's Division (1993-1997)

 Michael T. Wedge...  47 Executive Vice President, Club Operations of the
                         Company since July 1997; Executive Vice President,
                         Sales Operations of the BJ's Division from February
                         1997 to July 1997; Senior Vice President, Sales
                         Operations of the BJ's Division (1993-1997)

 Sarah M. Gallivan..  58 Vice President and General Counsel of the Company
                         since July 1997; Vice President and General Counsel of Waban (1989-1997)

   All officers serve at the discretion of the Board of Directors and hold office until the next annual meeting of the Board of Directors and until their successors are elected and qualified.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

   The common stock of the Company is listed on the New York Stock Exchange (symbol "BJ"). The quarterly high and low stock prices for the fiscal years ended February 3, 2001 and January 29, 2000, adjusted for the effect of the two-for-one stock split on March 2, 1999, were:

                                             Fiscal Year Ended Fiscal Year Ended
                                             February 3, 2001  January 29, 2000
                                             ----------------- -----------------
   Quarter                                     High     Low      High     Low
   -------                                   ----------------- -----------------
   First.................................... $  41.38 $  26.75 $  28.75 $  20.38
   Second...................................    38.00    27.88    33.19    24.50
   Third....................................    37.94    29.25    32.44    25.75
   Fourth...................................    43.35    28.88    39.00    29.19

   The approximate number of stockholders of record at March 31, 2001 was 2,300. The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain earnings to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. For restrictions on the payment of dividends, see Note C of Notes to the Consolidated Financial Statements included elsewhere in this report.

Item 6. Selected Financial Data

                                            Fiscal Year Ended
                          --------------------------------------------------------
                           Feb. 3,    Jan. 29,   Jan. 30,    Jan. 31,    Jan. 25,
                             2001       2000       1999        1998        1997
                          ---------- ---------- ----------  ----------  ----------
                          (53 Weeks)                        (53 Weeks)
                               (Dollars in Thousands except Per Share Data)
Income Statement Data
Net sales...............  $4,828,273 $4,115,825 $3,476,846  $3,159,786  $2,859,950
Membership fees and
 other..................     103,822     90,422     75,335      67,556      64,746
                          ---------- ---------- ----------  ----------  ----------
Total revenues..........   4,932,095  4,206,247  3,552,181   3,227,342   2,924,696
                          ---------- ---------- ----------  ----------  ----------
Cost of sales, including
 buying and occupancy
 costs..................   4,376,451  3,725,638  3,154,017   2,872,303   2,605,602
Selling, general and
 administrative
 expenses...............     339,305    293,538    255,087     231,203     208,077
Preopening expenses.....       8,471      9,536      7,743       3,190       6,447
Pension termination
 costs..................         --         --       1,521         --          --
                          ---------- ---------- ----------  ----------  ----------
Operating income........     207,868    177,535    133,813     120,646     104,570
Interest income
 (expense), net.........       5,955      3,785        956      (8,733)    (16,838)
                          ---------- ---------- ----------  ----------  ----------
Income before income
 taxes and cumulative
 effect of accounting
 principle changes......     213,823    181,320    134,769     111,913      87,732
Provision for income
 taxes..................      82,322     70,171     52,964      43,646      34,108
                          ---------- ---------- ----------  ----------  ----------
Income before cumulative
 effect of accounting
 principle changes......     131,501    111,149     81,805      68,267      53,624
Cumulative effect of
 accounting principle
 changes................         --         --     (19,326)        --          --
                          ---------- ---------- ----------  ----------  ----------
Net income..............  $  131,501 $  111,149 $   62,479  $   68,267  $   53,624
                          ========== ========== ==========  ==========  ==========
Income per common share:
 Basic earnings per
  share:
 Income before
  cumulative effect of
  accounting principle
  changes...............  $     1.80 $     1.51 $     1.09  $     0.91  $     0.72
 Cumulative effect of
  accounting principle
  changes...............         --         --       (0.26)        --          --
                          ---------- ---------- ----------  ----------  ----------
 Net income.............  $     1.80 $     1.51 $     0.83  $     0.91  $     0.72
                          ========== ========== ==========  ==========  ==========
 Diluted earnings per
  share:
 Income before
  cumulative effect of
  accounting principle
  changes...............  $     1.77 $     1.47 $     1.07  $     0.90  $     0.72
 Cumulative effect of
  accounting principle
  changes...............         --         --       (0.25)        --          --
                          ---------- ---------- ----------  ----------  ----------
 Net income.............  $     1.77 $     1.47 $     0.82  $     0.90  $     0.72
                          ========== ========== ==========  ==========  ==========
Pro forma amounts
 assuming accounting
 principle changes are
 applied retroactively:
 Net income.............  $  131,501 $  111,149 $   81,805  $   65,699  $   53,201
                          ========== ========== ==========  ==========  ==========
 Basic earnings per
  common share..........  $     1.80 $     1.51 $     1.09  $     0.88  $     0.71
                          ========== ========== ==========  ==========  ==========
 Diluted earnings per
  common share..........  $     1.77 $     1.47 $     1.07  $     0.87  $     0.71
                          ========== ========== ==========  ==========  ==========
Balance Sheet Data
Working capital.........  $  179,928 $  133,476 $  108,979  $  124,957  $   62,942
Total assets............   1,233,734  1,131,019    952,468     848,792     737,211
Long-term debt and
 obligations under
 capital leases.........       1,828      2,050     32,249      44,930       2,592
Loans and advances from
 Waban Inc..............         --         --         --          --      148,081
Stockholders' equity....     664,915    577,398    485,042     446,257     275,607
Clubs open at end of
 year...................         118        107         96          84          81

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

   Unless noted otherwise, the fiscal year ended February 3, 2001 is referred to as "2000." Other fiscal years are referred to in a similar manner.

 Accounting Principle Changes

   During 1998 (the fiscal year ended January 30, 1999), the Company adopted changes in methods of accounting for membership fee revenues and preopening expenses. The Company had previously recognized membership fee revenues as income when received. Under its current accounting method, the Company recognizes membership fee revenues as income over the life of the membership, which is typically twelve months. Previously, preopening expenses were charged ratably to operations between the date a new club opened and the end of the fiscal year. Upon implementing American Institute of CPA's Statement of Position ("AICPA SOP") 98-5, "Reporting on the Costs of Start-up Activities," the Company recognizes club preopening expenses when incurred. For additional information on these accounting principle changes, see Note A of Notes to Consolidated Financial Statements.

   The following table excludes the cumulative effect of accounting principle changes from 1998's net income:

                                             Fiscal Year Ended
                          --------------------------------------------------------
                           February 3, 2001   January 29, 2000   January 30, 1999
                          ------------------ ------------------ ------------------
                              (53 weeks)
                                     % of               % of               % of
                             $     Net Sales    $     Net Sales    $     Net Sales
                          -------- --------- -------- --------- -------- ---------
                               (Dollars in Millions except Per Share Amounts)
Net sales...............  $4,828.3   100.0%  $4,115.8   100.0%  $3,476.8   100.0%
Membership fees and
 other..................     103.8     2.2       90.4     2.2       75.4     2.2
                          --------   -----   --------   -----   --------   -----
Total revenues..........   4,932.1   102.2    4,206.2   102.2    3,552.2   102.2
                          --------   -----   --------   -----   --------   -----
Cost of sales, including
 buying and occupancy
 costs..................   4,376.4    90.7    3,725.7    90.5    3,154.1    90.7
Selling, general and
 administrative
 expenses...............     339.3     7.0      293.5     7.1      255.1     7.3
Preopening expenses.....       8.5      .2        9.5      .3        7.7      .2
Pension termination
 costs..................       --      --         --      --         1.5      .1
                          --------   -----   --------   -----   --------   -----
Operating income........     207.9     4.3      177.5     4.3      133.8     3.9
Interest income, net....       5.9      .1        3.8      .1        1.0     --
                          --------   -----   --------   -----   --------   -----
Income before income
 taxes..................     213.8     4.4      181.3     4.4      134.8     3.9
Provision for income
 taxes..................      82.3     1.7       70.2     1.7       53.0     1.5
                          --------   -----   --------   -----   --------   -----
Net income..............  $  131.5     2.7%  $  111.1     2.7%  $   81.8     2.4%
                          ========   =====   ========   =====   ========   =====
Diluted net income per
 common share...........  $   1.77           $   1.47           $   1.07
                          ========           ========           ========
Number of clubs in
 operation at year end..       118                107                 96

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

 Results of Operations

   Net sales increased by 17.3% from 1999 to 2000 and by 18.4% from 1998 to 1999. 2000 was a 53-week fiscal year. The increases in both years were due to the opening of new stores and to comparable store sales increases. Comparable store net sales (on a same-week basis) increased by 5.1% from 1999 to 2000 and by 7.3% from 1998 to 1999. The Company's strong comparable store sales performance in 1999 was driven by a healthy consumer spending environment, favorable weather conditions throughout the year and millennium-related demand in the fourth quarter. Additionally, the Company expanded the number of gas stations it operates from five at the end of 1998 to 19 at the end of 1999 and 34 at the end of 2000.

   Total revenues included membership fees of $91.3 million in 2000, $79.3 million in 1999, and $65.5 million in 1998. The increase from 1999 to 2000 was attributable primarily to new members. The increase from 1998 to 1999 was due to new members, as well as increases in the fees for Inner Circle members, effective February 1, 1998, and for business members, effective February 1, 1999.

   Cost of sales (including buying and occupancy costs) was 90.64% of net sales in 2000, 90.52% in 1999 and 90.71% in 1998. The increase in the cost of sales percentage from 1999 to 2000 was due primarily to the increased contribution of gasoline sales. The gross margin on gas is significantly lower than the overall gross margin for the rest of BJ's business. Excluding gas, merchandise gross margin as a percentage of sales was slightly higher in 2000 than it was in 1999. The decrease in the cost of sales percentage from 1998 to 1999 was due mainly to a favorable merchandise mix, which resulted in a higher merchandise gross margin, and to leveraging fixed buying and occupancy costs against strong comparable store sales. This was offset in part by the impact of increased gasoline sales.

   Selling, general and administrative ("SG&A") expenses were 7.03% of net sales in 2000, 7.13% in 1999 and 7.34% in 1998. The SG&A percentage was favorably impacted in the last two years by leveraging fixed expenses against both increased comparable store sales and a growing number of clubs, by effective control over operating expenses and by increased gasoline sales, which have low related SG&A costs. The Company completed its rollout of debit card acceptance during 2000, which helped to slow the growth rate of credit costs experienced in recent years. In 1999, the Company realized cost savings over 1998 from a new medical plan for employees, which became effective on January 1, 1999.

   In 2000, the Company recorded pre-tax charges of $2.6 million associated with the relocation of its cross-dock facility from Bristol, Pennsylvania, to Burlington, New Jersey. This relocation was completed in April 2001. The Company recorded $1.6 million of the charges in SG&A expenses, and $1.0 million in cost of sales, including buying and occupancy costs.

   Preopening expenses were $8.5 million in 2000, $9.5 million in 1999 and $7.7 million in 1998. The Company opened eleven new clubs in each of 2000 and 1999 and twelve in 1998. One club was relocated in 2000. A portion of 1999's preopening expenses was incurred for a club which opened in February 2000.

   During 1998, the Company recorded a pre-tax charge of $1.5 million in connection with the termination of the Waban Inc. Retirement Plan, in which certain of the Company's employees participated. On a post-tax basis, this charge amounted to $.9 million, or $.01 per diluted share.

   Interest income, net was $5.9 million in 2000, $3.8 million in 1999 and $1.0 million in 1998. The increases during this period were due primarily to higher invested cash balances and lower borrowing levels than those of 1998. See Note K of Notes to Consolidated Financial Statements for a summary of the components of interest income and expense.

   The Company's income tax provision was 38.5% of pre-tax income in 2000, 38.7% in 1999 and 39.3% in 1998. The decreases in the rates in the last two years were due to reductions in the effective state income tax rates.

   Net income was $131.5 million, or $1.77 per diluted share, in 2000, and $111.1 million, or $1.47 per diluted share, in 1999 versus income before the cumulative effect of accounting principle changes of $81.8 million, or $1.07 per diluted share, in 1998. The cumulative effect of accounting principle changes reduced net income in 1998 by $19.3 million, or $.25 per diluted share. Net income in 1998 was $62.5 million, or $.82 per diluted share.

   The following table excludes the cumulative effect of accounting principle changes and the pension termination charge from 1998's results:

                                                Fiscal Year Ended
                                   --------------------------------------------
                                    Feb. 3, 2001  Jan. 29, 2000  Jan. 30, 1999
                                   -------------- -------------- --------------
                                     $    % Incr.   $    % Incr.   $    % Incr.
                                   ------ ------- ------ ------- ------ -------
                                      (Dollars in Millions except Per Share
                                                     Amounts)
   Operating income............... $207.9  17.1%  $177.5  31.2%  $135.3  17.2%
   Net income.....................  131.5  18.3    111.1  34.4     82.7  21.6
   Diluted earnings per share.....   1.77  20.4     1.47  34.9     1.09  22.5

   During the last two years, the Company has increased the number of gas stations in operation from five at the end of 1998 to 19 at the end of 1999 and 34 at the end of 2000. Although the gas stations themselves operate at a much lower margin rate than does the rest of BJ's business, they have had a very positive effect on club sales and membership. Consequently, where it is possible to do so, the Company plans to include a gas station in its new clubs and to continue adding gas stations in existing clubs.

   Effective January 1, 2001, the Company increased the membership fee for its Inner Circle and Business members from $35 to $40. Paid supplemental memberships were also increased from $15 to $20. Because members renew throughout the year and because membership fee income is realized over the life of the membership, the benefit of the fee increases will be spread over a two-year period. The income benefit in 2001 is projected to be largely offset by several factors. The Company will incur incremental costs for its new cross-dock facility in Burlington, New Jersey, which opened in April 2001, and which has approximately double the capacity of the facility it is replacing. Rate increases for utilities and employee medical benefits are expected to be higher than normal in 2001. Expenses are also planned in 2001 for the relocation of two clubs and for preopening costs for clubs expected to open early in 2002. Finally, the Company will not benefit from the impact of the 53-week fiscal year, as it did in 2000. Taken together, these expenses have the potential to offset the first year benefit from the membership fee increases.

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

   Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101 was released on December 3, 1999 and provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The implementation of SAB 101 in 2000 did not have a material effect on the Company's results of operations, financial position or cash flows.

   In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". This pronouncement, which became effective July 1, 2000, clarifies the application of Accounting Principles Board Opinion No. 25 for certain stock compensation issues. The implementation of FASB Interpretation No. 44 in 2000 had no effect on the Company's results of operations, financial position or cash flows.

 Liquidity and Capital Resources

   Net cash provided by operating activities was $155.7 million in 2000 compared with $205.8 million in 1999. This decrease was attributable mainly to the decrease in cash provided by the change in accounts payable. Accounts payable balances were higher than normal at the beginning of 2000 due in part to the January replenishment of inventories in categories with millennium-related demand, much of which was paid for after the end of January. Cash provided by net income before depreciation and amortization was $186.5 million in 2000 versus $157.6 million in 1999.

   Cash expended for property additions was $98.7 million in 2000 versus $87.5 million in 1999. The Company opened eleven new clubs in each of 2000 and 1999 and relocated one club in 2000. Two of the 2000 openings and the relocated club were at owned locations. One of the 1999 openings was at an owned location. The Company also opened 15 new gas stations in 2000 and 14 gas stations in 1999.

   The Company expects that capital expenditures will total approximately $150 million in 2001, based on opening approximately fourteen new clubs, including the relocation of two clubs, opening approximately 25 gas stations, and relocating the Company's cross-dock facility from Bristol, Pennsylvania, to Burlington, New Jersey. The new 634,000 square foot facility, which opened in April of 2001, is approximately twice the size of the previous facility. The Company expects to own five or six of the new club locations opening in 2001 and also plans to spend approximately $20 to $25 million in 2001 for clubs that will open in 2002. The timing of actual location openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

   In May 2000, the Board of Directors authorized the repurchase of $50 million of the Company's common stock in addition to the $100 million previously authorized. During 2000, the Company repurchased 2,088,200 shares of common stock for $64.3 million, or an average price of $30.81 per share. From the inception of its share repurchase activities in August 1998, the Company has repurchased a total of $130.3 million of stock at an average cost of $26.20 per share. As of February 3, 2001, the Company's remaining repurchase authorization was $19.7 million.

   The Company has a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement includes a $50 million sub-facility for letters of credit, of which $3.4 million was outstanding at February 3, 2001. The Company is required to pay an annual facility fee which is currently 0.10% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.25%, (b) the agent bank's prime rate or (c) a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, prohibit the payment of cash dividends on the Company's common stock, and generally limit the cumulative repurchase of the Company's common stock to $50 million plus 50% of net income (as defined by the agreement) earned after January 30, 1998.

   The Company also maintains a separate $41 million facility for letters of credit, primarily to support the purchase of inventories, of which $10.8 million was outstanding at February 3, 2001, and an additional $20 million uncommitted credit line for short-term borrowings.

   Increases in inventories from January 29, 2000 to February 3, 2001 were due primarily to the addition of new clubs.

   Cash and cash equivalents totaled $120.4 million as of February 3, 2001, and there were no borrowings outstanding on that date. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through February 2, 2002. However, the Company may from time to time seek to obtain additional financing.

 Factors Which Could Affect Future Operating Results

   This report contains a number of "forward-looking statements," including statements regarding membership fee income, utility costs, employee medical benefit costs and preopening expenses, planned capital expenditures, planned store, gas station and cross-dock facility openings and relocations, plans to expand BJ's private label program, and other information with respect to the Company's plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth below. In addition, any forward-looking statements represent the Company's estimates only as of the day this annual report was first filed with the Securities and Exchange Commission and should not be relied upon as representing the Company's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

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

   In connection with the spin-off of Waban by The TJX Companies, Inc. ("TJX") in 1989, Waban and TJX entered into an agreement pursuant to which Waban agreed to indemnify TJX against any liabilities that TJX might incur with respect to 42 current HomeBase leases as to which TJX was either a lessee or guarantor. In connection with the spin-off of the Company from Waban in 1997, the Company agreed to indemnify TJX for any liabilities TJX may incur with respect to HomeBase leases through January 31, 2003, and thereafter it will indemnify TJX for 50% of such liabilities. Although HomeBase is primarily liable for these leases, there can be no assurance that HomeBase will be able to make all future payments under these leases. As of February 3, 2001, the Company's maximum undiscounted pre-tax contingent liability under the TJX indemnification agreement was estimated to be approximately $220 to $230 million. As of January 31, 2003, the estimated amount decreases to approximately $130 to $140 million. These amounts include estimated real estate taxes and common area maintenance charges. These estimates do not take into consideration the reduction in the Company's contingent liability that would result from any subleasing of the properties. Pursuant to the agreements entered into in connection with the Company's spin-off from Waban, BJ's may not renew any of its real estate leases (other than ground leases) for which HomeBase may be liable during any period in which BJ's does not meet certain minimum standards of creditworthiness. BJ's currently meets such standards.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Company believes that its potential exposure to market risk as of February 3, 2001 is not material because of the short contractual maturities of its cash and cash equivalents. No bank debt was outstanding at February 3, 2001. The Company has not used derivative financial instruments. See Summary of Accounting Policies--Disclosures about Fair Value of Financial Instruments and Note C in Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           Page
                                                                           ----
Consolidated Statements of Income for the fiscal years ended February 3,
 2001, January 29, 2000 and January 30, 1999.............................   18

Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000..   19

Consolidated Statements of Cash Flows for the fiscal years ended February
 3, 2001, January 29, 2000 and January 30, 1999..........................   20

Consolidated Statements of Stockholders' Equity for the fiscal years
 ended February 3, 2001, January 29, 2000 and January 30, 1999...........   21

Notes to Consolidated Financial Statements...............................   22

Selected Quarterly Financial Data........................................   32

Report of Independent Accountants........................................   33

Report of Management.....................................................   33

                           BJ'S WHOLESALE CLUB, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                               Fiscal Year Ended
                                -----------------------------------------------
                                  February 3,     January 29,     January 30,
                                     2001            2000            1999
                                --------------- --------------- ---------------
                                  (53 weeks)
                                (Dollars in Thousands except Per Share Amounts)
Net sales.....................  $     4,828,273 $     4,115,825 $     3,476,846
Membership fees and other.....          103,822          90,422          75,335
                                --------------- --------------- ---------------
 Total revenues...............        4,932,095       4,206,247       3,552,181
                                --------------- --------------- ---------------
Cost of sales, including
 buying and occupancy costs...        4,376,451       3,725,638       3,154,017
Selling, general and
 administrative expenses......          339,305         293,538         255,087
Preopening expenses...........            8,471           9,536           7,743
Pension termination costs.....              --              --            1,521
                                --------------- --------------- ---------------
 Operating income.............          207,868         177,535         133,813
Interest income, net..........            5,955           3,785             956
                                --------------- --------------- ---------------
Income before income taxes and
 cumulative effect of
 accounting principle
 changes......................          213,823         181,320         134,769
Provision for income taxes....           82,322          70,171          52,964
                                --------------- --------------- ---------------
Income before cumulative
 effect of accounting
 principle changes............          131,501         111,149          81,805
Cumulative effect of
 accounting principle
 changes......................              --              --          (19,326)
                                --------------- --------------- ---------------
  Net income..................  $       131,501 $       111,149 $        62,479
                                =============== =============== ===============
Net income per common share:
 Basic earnings per share:
  Income before cumulative
   effect of accounting
   principle changes..........  $          1.80 $          1.51 $          1.09
  Cumulative effect of
   accounting principle
   changes....................              --              --            (0.26)
                                --------------- --------------- ---------------
  Net income..................  $          1.80 $          1.51 $          0.83
                                =============== =============== ===============
 Diluted earnings per share:
  Income before cumulative
   effect of accounting
   principle changes..........  $          1.77 $          1.47 $          1.07
  Cumulative effect of
   accounting principle
   changes....................              --              --            (0.25)
                                --------------- --------------- ---------------
  Net income..................  $          1.77 $          1.47 $          0.82
                                =============== =============== ===============
Number of common shares for
 earnings per share
 computations:
  Basic.......................       72,870,668      73,657,016      74,804,538
  Diluted.....................       74,380,544      75,391,489      76,095,876

    The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                      February 3,  January 29,
                                                         2001         2000
                                                      -----------  -----------
                                                      (Dollars in Thousands)
ASSETS
Current assets:
  Cash and cash equivalents.......................... $  120,392   $  118,008
  Accounts receivable................................     55,250       51,998
  Merchandise inventories............................    495,285      446,771
  Current deferred income taxes......................      7,677        5,995
  Prepaid expenses...................................     15,967       15,482
                                                      ----------   ----------
    Total current assets.............................    694,571      638,254
                                                      ----------   ----------
Property at cost:
  Land and buildings.................................    364,418      342,817
  Leasehold costs and improvements...................     67,565       59,350
  Furniture, fixtures and equipment..................    331,129      279,381
                                                      ----------   ----------
                                                         763,112      681,548
  Less accumulated depreciation and amortization.....    239,198      201,486
                                                      ----------   ----------
                                                         523,914      480,062
                                                      ----------   ----------
Property under capital leases........................      3,319        3,319
  Less accumulated amortization......................      2,281        2,115
                                                      ----------   ----------
                                                           1,038        1,204
                                                      ----------   ----------
Other assets.........................................     14,211       11,499
                                                      ----------   ----------
    Total assets..................................... $1,233,734   $1,131,019
                                                      ==========   ==========
LIABILITIES
Current liabilities:
  Accounts payable................................... $  335,060   $  346,111
  Accrued expenses and other current liabilities.....    147,536      137,641
  Accrued federal and state income taxes.............     31,807       20,806
  Obligations under capital leases due within one
   year..............................................        240          220
                                                      ----------   ----------
    Total current liabilities........................    514,643      504,778
                                                      ----------   ----------
Obligations under capital leases, less portion due
 within one year.....................................      1,828        2,050
Other noncurrent liabilities.........................     44,453       38,431
Deferred income taxes................................      7,895        8,362

STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized
 180,000,000 shares,
 issued 74,410,190 shares............................        744          744
Additional paid-in capital...........................     75,583       85,958
Retained earnings....................................    648,528      517,052
Treasury stock, at cost, 1,947,341 and 867,370
 shares..............................................    (59,940)     (26,356)
                                                      ----------   ----------
    Total stockholders' equity.......................    664,915      577,398
                                                      ----------   ----------
    Total liabilities and stockholders' equity....... $1,233,734   $1,131,019
                                                      ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Fiscal Year Ended
                                            -----------------------------------
                                            February 3, January 29, January 30,
                                               2001        2000        1999
                                            ----------- ----------- -----------
                                            (53 weeks)
                                                  (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income................................   $131,501    $111,149    $ 62,479
Adjustments to reconcile net income to net
 cash provided
 by operating activities:
  Cumulative effect of accounting
   principle changes......................        --          --       19,326
  Depreciation and amortization of
   property...............................     54,953      46,476      40,854
  Loss on property disposals..............        654       1,295         659
  Other noncash items (net)...............        115         117         206
  Deferred income taxes...................     (2,149)      2,426       1,942
  Tax benefit from exercise of stock
   options................................     10,705       8,524       2,618
  Increase (decrease) in cash due to
   changes in:
    Accounts receivable...................     (3,252)       (864)    (12,812)
    Merchandise inventories...............    (48,514)    (74,031)    (40,466)
    Prepaid expenses......................       (485)     (2,875)          3
    Other assets..........................     (2,804)       (674)        (25)
    Accounts payable......................    (11,051)     87,571      20,998
    Accrued expenses......................      8,981      14,121      12,727
    Accrued income taxes..................     11,001       9,049      17,104
    Other noncurrent liabilities..........      6,022       3,503      (1,468)
                                             --------    --------    --------
Net cash provided by operating
 activities...............................    155,677     205,787     124,145
                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities.........     (5,001)     (1,582)        (95)
Sale of marketable securities.............      5,001         --          --
Maturity of marketable securities.........        --        1,682         --
Property additions........................    (98,680)    (87,475)    (78,338)
Proceeds from property disposals..........        301         125         548
                                             --------    --------    --------
Net cash used in investing activities.....    (98,379)    (87,250)    (77,885)
                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital lease obligations....       (202)       (180)       (165)
Repayment of long-term debt...............        --      (30,000)    (12,500)
Cash dividends paid on preferred stock of
 subsidiary...............................        (25)        (25)        (25)
Proceeds from sale and issuance of common
 stock....................................      9,659       7,712       3,291
Purchase of treasury stock................    (64,346)    (35,024)    (30,930)
Contribution to capital by Waban Inc......        --          --        1,188
                                             --------    --------    --------
Net cash used in financing activities.....    (54,914)    (57,517)    (39,141)
                                             --------    --------    --------
Net increase in cash and cash
 equivalents..............................      2,384      61,020       7,119
Cash and cash equivalents at beginning of
 year.....................................    118,008      56,988      49,869
                                             --------    --------    --------
Cash and cash equivalents at end of year..   $120,392    $118,008    $ 56,988
                                             ========    ========    ========
Supplemental cash flow information:
  Interest paid, net......................   $    (21)   $    203    $    420
  Income taxes paid.......................     74,470      58,696      33,918
Noncash financing and investing
 activities:
  Treasury stock issued for compensation
   plans and
   in connection with stock split.........     30,762       8,668      30,930

    The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        Additional                         Total
                          Common Stock   Paid-in   Retained  Treasury  Stockholders'
                         Par Value $.01  Capital   Earnings   Stock       Equity
                         -------------- ---------- --------  --------  -------------
                              (Dollars In Thousands except Per Share Amount)

Balance, January 31,
 1998...................      $375       $102,408  $343,474  $    --     $446,257
  Net income............       --             --     62,479       --       62,479
  Sale and issuance of
   common stock.........         2          4,433       --      1,638       6,073
  Cash dividends on
   preferred stock of
   subsidiary...........       --             --        (25)      --          (25)
  Purchase of treasury
   stock................       --             --        --    (30,930)    (30,930)
  Two-for-one stock
   split................       361        (29,653)      --     29,292         --
  Contribution to
   capital by Waban
   Inc..................       --           1,188       --        --        1,188
                              ----       --------  --------  --------    --------
Balance, January 30,
 1999...................       738         78,376   405,928       --      485,042
  Net income............       --             --    111,149       --      111,149
  Sale and issuance of
   common stock.........         6          7,582       --      8,668      16,256
  Cash dividends on
   preferred stock of
   subsidiary...........       --             --        (25)      --          (25)
  Purchase of treasury
   stock................       --             --        --    (35,024)    (35,024)
                              ----       --------  --------  --------    --------
Balance, January 29,
 2000...................       744         85,958   517,052   (26,356)    577,398
  Net income............       --             --    131,501       --      131,501
  Sale and issuance of
   common stock.........       --         (10,375)      --     30,762      20,387
  Cash dividends on
   preferred stock of
   subsidiary...........       --             --        (25)      --          (25)
  Purchase of treasury
   stock................       --             --        --    (64,346)    (64,346)
                              ----       --------  --------  --------    --------
Balance, February 3,
 2001...................      $744       $ 75,583  $648,528  $(59,940)   $664,915
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

 Fiscal Year

   Through January 30, 1999, the Company's fiscal year ended each year on the last Saturday in January. Beginning with the fiscal year ended January 29, 2000, the Company's fiscal year ended on the Saturday closest to January 31. The fiscal year ended February 3, 2001 included 53 weeks. The fiscal years ended January 29, 2000 and January 30, 1999 included 52 weeks.

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

 Property and Equipment

   Property is depreciated by use of the straight-line method for financial reporting purposes. Buildings are depreciated over 33 1/3 years. Leasehold costs and improvements are amortized over the lease term or their estimated useful life, whichever is shorter. Furniture, fixtures and equipment are depreciated over three to ten years. Interest related to the development of owned facilities is capitalized.

 Impairment of Long-lived Assets

   The Company periodically reviews the realizability of its long-lived assets in relation to current and expected operating results and cash flows in order to assess whether there has been an impairment of their carrying values.

 Accounts Payable

   The Company's banking arrangements provide for the daily replenishment of vendor payable accounts as checks are presented. The balances of checks outstanding in these bank accounts totaling $54,918,000 at February 3, 2001 and $57,571,000 at January 29, 2000 are included in accounts payable on the balance sheet.

 Membership Fees

   Membership income is recognized over the life of the membership, which is typically twelve months. (See Notes A. and L.)

 Preopening Costs

   Preopening costs consist of direct incremental costs of opening or relocating a facility and are charged to operations as incurred. (See Note A.)

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

   Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101 was released on December 3, 1999 and provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The implementation of SAB 101 did not have a material effect on the Company's results of operations, financial position or cash flows.

   In March 2000, The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." This pronouncement, which became effective July 1, 2000, clarifies the application of APB 25 for certain stock compensation issues. The application of FASB Interpretation No. 44 in 2000 had no effect on the Company's results of operations, financial position or cash flows.

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

 Other

   Certain amounts in the prior years' financial statements have been reclassified for comparative purposes.

A. Accounting Principle Changes

   During the fiscal year ended January 30, 1999, the Company adopted changes in methods of accounting for membership fee revenues and preopening expenses.

   The Company had previously recognized membership fee revenues as income when received. Under its current accounting method, the Company recognizes membership fee revenues as income over the life of the membership, which is typically twelve months. The Company recorded a noncash charge of $18,216,000 (after reduction for income taxes of $11,646,000), or $.24 per diluted share, as of the beginning of 1998 to reflect the cumulative effect of this change on prior years.

   Prior to 1998, preopening expenses were charged ratably to operations between the date a new club opened and the end of the fiscal year. Upon implementing the provisions of the American Institute of CPA's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," the Company recognizes club preopening expenses when incurred. The Company recorded a noncash charge of $1,110,000 (after reduction for income taxes of $710,000), or $.01 per diluted share, as of the beginning of 1998 to reflect the cumulative effect of this change on prior years.

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

C. Debt

   The Company has a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement includes a $50 million sub-facility for letters of credit, of which $3.4 million was outstanding at February 3, 2001. The Company is required to pay an annual facility fee which is currently 0.10% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.25%, (b) the agent bank's prime rate or (c) a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, prohibit the payment of cash dividends on the Company's common stock, and generally limit the cumulative repurchase of the Company's common stock to $50 million plus 50% of net income (as defined by the agreement) earned after January 30, 1998.

   The Company also maintains a separate line in the amount of $41 million for letters of credit, primarily to support the purchase of inventories, of which $10.8 million was outstanding at February 3, 2001, and an additional $20 million uncommitted credit line for short-term borrowings.

   There were no bank borrowings outstanding at February 3, 2001 and January 29, 2000.

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

   Future minimum lease payments as of February 3, 2001 were:

                                                             Capital Operating
   Fiscal Years Ending                                       Leases    Leases
   -------------------                                       ------- ----------
                                                                (Dollars in
                                                                 Thousands)
   February 2, 2002......................................... $  427  $   81,943
   February 1, 2003.........................................    449      80,378
   January 31, 2004.........................................    456      81,961
   January 29, 2005.........................................    456      81,440
   January 28, 2006.........................................    456      79,718
   Later years..............................................    570     864,185
                                                             ------  ----------
   Total minimum lease payments.............................  2,814  $1,269,625
                                                                     ==========
   Less amount representing interest........................    746
                                                             ------
   Present value of net minimum capital lease payments...... $2,068
                                                             ======

   Rental expense under operating leases (including contingent rentals, which were not material) amounted to $68,906,000, $57,148,000 and $48,226,000 in
2000, 1999 and 1998, respectively.

   The Company is involved in various legal proceedings that are typical of a retail business. Although it is not possible to predict the outcome of these proceedings or any related claims, the Company believes that such proceedings or claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

   In connection with the spin-off of Waban by The TJX Companies, Inc. ("TJX") in 1989, Waban and TJX entered into an agreement pursuant to which Waban agreed to indemnify TJX against any liabilities that TJX might incur with respect to 42 current HomeBase leases as to which TJX was either a lessee or guarantor. In connection with the spin-off of the Company from Waban in 1997, the Company agreed to indemnify TJX for any liabilities TJX may incur with respect to HomeBase leases through January 31, 2003, and thereafter it will indemnify TJX for 50% of such liabilities. Although HomeBase is primarily liable for these leases, there can be no assurance that HomeBase will be able to make all future payments under these leases. As of February 3, 2001, the Company's maximum undiscounted pre-tax contingent liability under the TJX indemnification agreement was estimated to be approximately $220 to $230 million. As of January 31, 2003, the estimated amount decreases to approximately $130 to $140 million. These amounts include estimated real estate taxes and common area maintenance charges. These estimates do not take into consideration the reduction in the Company's contingent liability that would result from any subleasing of the properties.

E. Capital Stock

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

   In December 1997, one of the Company's subsidiaries issued 126 shares of non-voting preferred stock to individual stockholders at $2,200 per share. These shares are each entitled to receive ongoing annual dividends of $200 per share. The minority interest in this subsidiary is equal to the preferred shares' preference in an involuntary liquidation of $277,200 and is included in other noncurrent liabilities in the Company's consolidated balance sheets at February 3, 2001 and January 29, 2000.

F. Stock Incentive Plans

   All references in this footnote to historical awards, outstanding awards and available shares for future grants under the Company's stock incentive plans and related per share amounts reflect the two-for-one stock split distributed on March 2, 1999.

   Under its 1997 Stock Incentive Plan, the Company has granted certain key employees options to purchase common stock at prices equal to 100% of market price on the grant date. These options, which expire ten years from the grant date, are generally exercisable 25% per year starting one year after the grant date. The maximum number of shares of common stock issuable under this plan is 5,249,402 shares, plus shares subject to awards granted under the BJ's Wholesale Club, Inc. 1997 Replacement Stock Incentive Plan (the "Replacement Plan") which are not actually issued because such awards expire or are canceled. Under the Replacement Plan, which expired on January 28, 1998, BJ's employees who held Waban stock options and restricted stock were granted replacement BJ's options and restricted stock, which preserved the same inherent value, vesting terms and expiration dates as the Waban awards they replaced in connection with the spin-off.

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

   As of February 3, 2001 and January 29, 2000, respectively, 1,349,287 and 2,635,708 shares were reserved for future stock awards under the Company's stock incentive plans.

   The Company applies APB 25 and related Interpretations in accounting for its stock-based compensation. Total pre-tax compensation cost recognized in the statements of income for stock-based employee compensation awards was $23,000 in 2000, $19,000 in 1999 and $163,000 in 1998 and consisted entirely of restricted stock expense, which is charged to income ratably over the periods during which the restrictions lapse. 2,000 shares of restricted stock were issued during 2000 at a weighted-average grant-date fair value of $37.0625. No restricted stock was issued in 1999. During 1998, 2,000 shares of restricted stock were issued at a weighted-average grant-date fair value of $19.72. No compensation cost has been recognized under APB 25 for the Company's stock options because the exercise price equaled the market price of the underlying stock on the date of grant.

   Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.12%, 6.19% and 5.16% in 2000, 1999 and 1998, respectively; volatility factor of the expected market price of the Company's common stock of .42 in 2000 and 1999 and
 .35 in 1998; and expected life of the options of 5 years in 2000, 1999 and 1998. No dividends were expected. The weighted-average fair value of options granted was $16.21 in 2000, $13.20 in 1999 and $7.21 in 1998.

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

   For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                           Fiscal Year Ended
                            -----------------------------------------------------
                              February 3,        January 29,        January 30,
                                 2001               2000               1999
                            ----------------   ----------------   ---------------
                            (Dollars in Thousands except Per Share Amounts)
   Pro forma net income....  $        126,161   $        107,617    $        60,004
   Pro forma earnings per
    share:
    Basic..................  $           1.73   $           1.46    $          0.80
    Diluted................  $           1.70   $           1.43    $          0.79

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

   Presented below is a summary of the status of stock option activity and weighted-average exercise prices for the last three fiscal years (number of options in thousands):

                                            Fiscal Year Ended
                            ---------------------------------------------------
                              February 3,       January 29,      January 30,
                                  2001              2000             1999
                            ----------------- ---------------- ----------------
                                     Exercise         Exercise         Exercise
                            Options   Price   Options  Price   Options  Price
                            -------  -------- ------- -------- ------- --------
Outstanding, beginning of
 year.....................   5,143    $14.45   5,392   $11.58   4,756   $9.48
Granted...................   1,361     35.21     699    28.51   1,181   18.19
Exercised.................  (1,006)     9.60    (929)    8.31    (492)   6.86
Forfeited.................     (77)    21.48    ( 19)   17.11    ( 53)  13.52
                            ------             -----            -----
Outstanding, end of year..   5,421     20.47   5,143    14.45   5,392   11.58
                            ------             -----            -----
Exercisable, end of year..   2,757     12.69   2,914    10.08   2,750    8.35
                            ======             =====            =====

   Additional information related to stock options outstanding at February 3, 2001 is presented below (number of options in thousands):

                                     Options Outstanding         Options Exercisable
                              --------------------------------- ---------------------
                                                     Weighted-
                                          Weighted-   Average               Weighted-
                                           Average   Remaining               Average
                                Number    Exercise  Contractual   Number    Exercise
   Range of Exercise Prices   Outstanding   Price   Life (yrs.) Exercisable   Price
   ------------------------   ----------- --------- ----------- ----------- ---------
   $ 5.37 - $ 9.45...            1,091     $ 7.96       4.2        1,091     $ 7.96
   $10.22 - $15.06...            1,308      13.25       5.9        1,060      12.83
   $18.16 - $27.94...            1,104      18.55       7.6          471      18.44
   $29.75 - $37.06...            1,918      33.62       9.3          135      29.75
                                 -----                             -----
   $ 5.37 - $37.06...            5,421      20.47       7.1        2,757      12.69
                                 =====                             =====

G. Earnings Per Share

   The following details the calculation of earnings per share for the last three fiscal years:

                                                Fiscal Year Ended
                                 -----------------------------------------------
                                   February 3,     January 29,     January 30,
                                      2001            2000            1999
                                 --------------- --------------- ---------------
                                 (Dollars in Thousands except Per Share Amounts)
Income before cumulative effect
 of accounting principle
 changes.......................  $       131,501 $       111,149 $        81,805
Less: Preferred stock
 dividends.....................               25              25              25
                                 --------------- --------------- ---------------
Income available to common
 stockholders..................  $       131,476 $       111,124 $        81,780
                                 =============== =============== ===============
Weighted-average number of
 common shares outstanding,
 used for basic computation....       72,870,668      73,657,016      74,804,538
Plus: Incremental shares from
 assumed conversion of stock
 options.......................        1,509,876       1,734,473       1,291,338
                                 --------------- --------------- ---------------
Weighted-average number of
 common and dilutive potential
 common shares outstanding.....       74,380,544      75,391,489      76,095,876
                                 =============== =============== ===============
Basic earnings per share.......  $          1.80 $          1.51 $          1.09
                                 =============== =============== ===============
Diluted earnings per share.....  $          1.77 $          1.47 $          1.07
                                 =============== =============== ===============

   Options to purchase 942,800 shares at an exercise price of $37.06 and 589,700 shares at an exercise price of $29.75 were outstanding at February 3, 2001 and January 29, 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during the years then ended.

H. Income Taxes

   The provision for income taxes includes the following:

                                                      Fiscal Year Ended
                                             -----------------------------------
                                             February 3, January 29, January 30,
                                                2001        2000        1999
                                             ----------- ----------- -----------
                                                   (Dollars in Thousands)
   Federal:
     Current................................   $73,526     $57,153     $41,696
     Deferred...............................    (1,094)      1,684       1,872
   State:
     Current................................    10,945      10,592       9,326
     Deferred...............................    (1,055)        742          70
                                               -------     -------     -------
   Total income tax provision...............   $82,322     $70,171     $52,964
                                               =======     =======     =======

   The following is a reconciliation of the statutory federal income tax rates and the effective income tax rates:

                                                    Fiscal Year Ended
                                           -----------------------------------
                                           February 3, January 29, January 30,
                                              2001        2000        1999
                                           ----------- ----------- -----------
   Statutory federal income tax rates.....      35%         35%         35%
   State income taxes, net of federal tax
    benefit...............................       4           4           4
                                               ---         ---         ---
   Effective income tax rates.............      39%         39%         39%
                                               ===         ===         ===

   Significant components of the Company's deferred tax assets and liabilities as of February 3, 2001 and January 29, 2000 are as follows:

                                                         February 3, January 29,
                                                            2001        2000
                                                         ----------- -----------
                                                         (Dollars in Thousands)
   Deferred tax assets:
     Self-insurance reserves............................   $13,004     $12,122
     Rental step liabilities............................     5,208       4,770
     Compensation and benefits..........................     6,354       5,519
     Other..............................................     5,885       4,268
                                                           -------     -------
       Total deferred tax assets........................    30,451      26,679
                                                           -------     -------
   Deferred tax liabilities:
     Accelerated depreciation - property................    26,096      24,267
     Real estate taxes..................................     2,210       2,047
     Other..............................................     2,363       2,732
                                                           -------     -------
       Total deferred tax liabilities...................    30,669      29,046
                                                           -------     -------
   Net deferred tax (liabilities).......................   $  (218)    $(2,367)
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

   Under the Company's 401(k) Savings plans, participating employees may make pre-tax contributions up to 15% of covered compensation. The Company matches employee contributions at 100% of the first one percent of covered compensation and 50% of the next four percent. The Company's expense under these plans was $3,166,000, $2,657,000 and $2,471,000 in 2000, 1999 and 1998, respectively.

   The Company has a non-contributory defined contribution retirement plan for certain key employees. Under this plan, the Company funds annual retirement contributions for the designated participants on an after-tax basis. For the last three years, the Company's contributions equaled 5% of the participants' base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four years of service. The Company's pre-tax expense under this plan was $990,000, $856,000 and $718,000 in 2000, 1999 and 1998, respectively.

J. Postretirement Medical Benefits

   The Company has a defined benefit postretirement medical plan which covers employees and their spouses who retire after age 55 with at least 10 years of service, who are not eligible for Medicare, and who participated in a Company-sponsored medical plan. Amounts contributed by retired employees under this plan are based on years of service prior to retirement. The plan is not funded.

   Net periodic postretirement medical benefit cost included the following components:

                                                    Fiscal Year Ended
                                           -----------------------------------
                                           February 3, January 29, January 30,
                                              2001        2000        1999
                                           ----------- ----------- -----------
                                                 (Dollars in Thousands)
   Service cost...........................    $185        $165        $147
   Interest cost..........................      67          62          50
   Amortization of unrecognized (gain)
    loss..................................      (6)          8           6
                                              ----        ----        ----
   Net periodic postretirement benefit
    cost..................................    $246        $235        $203
                                              ====        ====        ====
   Discount rate used to determine cost...    7.75%       6.25%       6.75%

   The following table sets forth the funded status of the Company's postretirement medical plan and the amount recognized in the balance sheets at February 3, 2001 and January 29, 2000:

                                                       February 3, January 29,
                                                          2001        2000
                                                       ----------- -----------
                                                       (Dollars in Thousands)
   Unfunded accumulated postretirement benefit
    obligation (APBO).................................   $1,309      $1,081
   Unrecognized net loss..............................      (35)        (50)
                                                         ------      ------
   Accrued postretirement benefit cost included in
    balance sheets....................................   $1,274      $1,031
                                                         ======      ======
   Discount rate used to value APBO...................     7.00 %      7.75 %
   Weighted-average health care cost trend rate for
    valuing year-end obligations:
     Initial trend rate...............................    11.00 %      7.00 %
     Ultimate trend rate..............................     5.00 %      5.00 %
     Year ultimate trend rate to be attained..........     2003        2003

   The following tables present reconciliations of the APBO and plan assets for the fiscal years ended February 3, 2001 and January 29, 2000:

                                                            Fiscal Year Ended
                                                         -----------------------
                                                         February 3, January 29,
                                                            2001        2000
                                                         ----------- -----------
                                                         (Dollars in Thousands)
Reconciliation of APBO:
  APBO at beginning of year.............................   $1,081      $  979
  Service cost..........................................      185         165
  Interest cost.........................................       67          62
  Contributions by plan participants....................        8           6
  Actuarial (gains).....................................      (21)       (121)
  Benefits paid.........................................      (11)        (10)
                                                           ------      ------
  APBO at end of year...................................   $1,309      $1,081
                                                           ======      ======
Reconciliation of plan assets:
  Fair value of plan assets at beginning of year........   $  --       $  --
  Employer contributions................................        3           4
  Contributions by plan participants....................        8           6
  Benefits paid.........................................      (11)        (10)
                                                           ------      ------
  Fair value of plan assets at end of year..............   $  --       $  --
                                                           ======      ======

   The following table sets forth the impact of changes in the assumed health care cost trend rates for the fiscal year ended February 3, 2001:

                                                                        Dollars
                                                                          in
                                                                       Thousands
                                                                       ---------
     Impact of 1% increase in health care cost trend on:
       Aggregate of service and interest costs........................   $  30
       APBO at end of year............................................     142
     Impact of 1% decrease in health care cost trend on:
       Aggregate of service and interest costs........................   $ (27)
       APBO at end of year............................................    (127)

K. Interest

   The following details the components of interest income, net for the last three fiscal years:

                                                     Fiscal Year Ended
                                            -----------------------------------
                                            February 3, January 29, January 30,
                                               2001        2000        1999
                                            ----------- ----------- -----------
                                                  (Dollars in Thousands)
   Interest income.........................   $6,028      $4,045      $1,404
   Capitalized interest....................      454         302         657
   Interest expense on debt................     (302)       (317)       (842)
   Interest expense on capital leases......     (225)       (245)       (263)
                                              ------      ------      ------
   Interest income, net....................   $5,955      $3,785      $  956
                                              ======      ======      ======

L. Accrued Expenses and Other Current Liabilities

   The major components of accrued expenses and other current liabilities are as follows:

                                                        February 3, January 29,
                                                           2001        2000
                                                        ----------- -----------
                                                        (Dollars in Thousands)
   Employee compensation..............................   $ 26,191    $ 26,617
   Deferred membership fee income.....................     47,368      40,632
   Sales and use taxes, self-insurance reserves, rent,
    utilities, advertising and other..................     73,977      70,392
                                                         --------    --------
                                                         $147,536    $137,641
                                                         ========    ========

   The following table summarizes membership fee activity for each of the last three fiscal years:

                                                    Fiscal Year Ended
                                           -----------------------------------
                                           February 3, January 29, January 30,
                                              2001        2000        1999
                                           ----------- ----------- -----------
                                                 (Dollars in Thousands)
   Deferred membership fee income,
    beginning of year....................   $ 40,632    $ 35,246    $    --
   Cumulative effect of accounting
    principle changes....................        --          --       29,862
   Cash received from members............     98,048      84,648      70,857
   Revenue recognized in earnings........    (91,312)    (79,262)    (65,473)
                                            --------    --------    --------
   Deferred membership fee income, end of
    year.................................   $ 47,368    $ 40,632    $ 35,246
                                            ========    ========    ========

M. Selected Quarterly Financial Data (Unaudited)

                                     First      Second     Third      Fourth
                                    Quarter    Quarter    Quarter   Quarter(b)
                                   ---------- ---------- ---------- ----------
                                     (Dollars in Thousands except Per Share
                                                    Amounts)
Fiscal year ended February 3,
 2001:
  Net sales....................... $1,021,073 $1,177,253 $1,151,506 $1,478,441
  Total revenues..................  1,045,686  1,202,228  1,178,153  1,506,028
  Gross earnings(a)...............    107,776    131,266    128,955    187,647
  Net income......................     18,094     31,220     27,391     54,796
  Per common share, diluted.......       0.24       0.42       0.37       0.74

Fiscal year ended January 29,
 2000:
  Net sales....................... $  858,761 $1,015,039 $  990,638 $1,251,387
  Total revenues..................    879,724  1,036,916  1,013,974  1,275,633
  Gross earnings(a)...............     92,794    114,236    113,591    159,988
  Net income......................     14,370     25,784     23,334     47,661
  Per common share, diluted.......       0.19       0.34       0.31       0.63

--------
(a) Gross earnings equals total revenues less cost of sales, including buying and occupancy costs.
(b) The fourth quarter of the fiscal year ended February 3, 2001 included 14 weeks.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of BJ's Wholesale Club, Inc.:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BJ's Wholesale Club, Inc. and its subsidiaries at February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note A to the consolidated financial statements, the Company changed its methods of accounting for membership fee revenue and preopening expenses during the year ended January 30, 1999.

PricewaterhouseCoopers LLP

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
March 5, 2001

                              REPORT OF MANAGEMENT

   The financial statements and related financial information in this annual report have been prepared by and are the responsibility of management. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and necessarily include amounts which are based upon judgments and estimates made by management.

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

   The Audit Committee, comprised of members of the Board of Directors who are neither officers nor employees, meets periodically with management, the internal auditors and the independent public accountants to review matters relating to the Company's financial reporting, the adequacy of internal accounting control and the scope and results of audit work. The internal auditors and the independent public accountants have free access to the Committee.

   The financial statements have been audited by PricewaterhouseCoopers LLP, whose opinion as to their fair presentation in accordance with accounting principles generally accepted in the United States of America appears above.

John J. Nugent                           Frank D. Forward
/s/ John J. Nugent
                                         /s/ Frank Forward

 President and
 Chief Executive                     Executive Vice President and
     Officer                            Chief Financial Officer

March 5, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended February 3, 2001 (the "Proxy Statement"). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference from the Proxy Statement under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. The Financial Statements filed as part of this report are listed and indexed on page 17. Schedules have been omitted because they are not applicable or the required information has been included elsewhere in this report.

B.   Listed below are all Exhibits filed as part of this report.

 EXHIBIT
 NO.    Exhibit
 ---    -------

 3.1    Amended and Restated Certificate of Incorporation (1)
 3.2    Amended and Restated By-Laws (8)
 4.1 Rights Agreement, dated as of July 10, 1997, between the Company and First Chicago Trust Company of New York (2)
 4.1a   Amendment dated as of February 4, 1999 to Rights Agreement dated
         July 10, 1997 (7)
 4.2    Specimen Certificate of Common Stock, $.01 par value per share (5)
 10.1 Separation and Distribution Agreement, dated as of July 10, 1997 between the Company and Waban Inc. (3)
 10.2 Services Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (3)
 10.3 Tax Sharing Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (3)
 10.4 Employee Benefits Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (3)
 10.5   BJ's Wholesale Club, Inc. Management Incentive Plan* (4)
 10.6   BJ's Wholesale Club, Inc. Growth Incentive Plan* (4)
 10.7 BJ's Wholesale Club, Inc. 1997 Director Stock Option Plan, as amended* (10)
 10.8   BJ's Wholesale Club, Inc. Executive Retirement Plan, as amended* (11)
 10.9   BJ's Wholesale Club, Inc. 1997 Replacement Stock Incentive Plan* (4)
 10.10  BJ's Wholesale Club, Inc. 1997 Stock Incentive Plan, as amended* (9)

 10.11  BJ's Wholesale Club, Inc. General Deferred Compensation Plan* (4)
 10.12  Employment Agreement, dated as of July 28, 1997 with
         Herbert J. Zarkin* (4)
 10.12a  Amendment effective September 14, 2000 to July 28, 1997 Employment
           Agreement with Herbert J. Zarkin* (12)
 10.13 Employment Agreement, dated as of July 28, 1997 with John J. Nugent* (4) 10.13a Amended and Restated Change of Control Severance Agreement between the
         Company and John J. Nugent* (10)
 10.14  Employment Agreement, dated as of July 28, 1997 with
         Frank D. Forward* (4)
 10.15  Employment Agreement, dated as of July 28, 1997 with
         Michael T. Wedge* (4)
 10.16  Employment Agreement, dated as of July 28, 1997 with Laura J. Sen* (4)
 10.17  Employment Agreement, dated as of July 28, 1997 with
         Sarah M. Gallivan* (4)
 10.18 Amended and Restated Form of Change of Control Severance Agreement between the Company and officers of the Company* (10)
 10.19 Form of Indemnification Agreement between the Company and officers of the Company* (4)
 10.20 BJ's Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees, as amended* (11)
 10.21 Credit Agreement, dated July 9, 1997, among the Company and certain banks (4)
 10.21a First Amendment dated as of December 19, 1997 to Credit Agreement dated
         July 9, 1997 (6)
 10.21b Second Amendment dated as of September 21, 1999 to Credit Agreement dated July 9, 1997 (10)
 10.22 Indemnification Agreement, dated as of April 18, 1997, between the Company and The TJX Companies, Inc. (5)
 21.0  Subsidiaries of the Company
 23.0  Consent of Independent Accountants

       *Management contract or other compensatory plan or arrangement.

  (1) Incorporated herein by reference to the Company's Registration Statement on Form S-8,(Commission File No. 333-31015)

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

  (11) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (Commission File
       No. 001-13143)

  (12) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2000 (Commission File No. 001-13143)

C. The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 BJ'S WHOLESALE CLUB, INC.


Dated:  April 18, 2001
                                 /s/ JOHN J. NUGENT
                                 ------------------------------
                                 John J. Nugent
                                 President and Chief
                                 Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ JOHN J. NUGENT                             /s/ HERBERT J. ZARKIN
---------------------------------              -------------------------------
John J. Nugent, President                      Herbert J. Zarkin, Chairman
Chief Executive Officer and Director           of the Board and Director
(Principal Executive Officer)


/s/ FRANK D. FORWARD                           /s/ S. JAMES COPPERSMITH
----------------------------------             --------------------------------
Frank D. Forward, Executive Vice President     S. James Coppersmith, Director
and Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ RONALD R. DION                            /s/ KERRY L. HAMILTON
----------------------------------            ----------------------------------
Ronald R. Dion, Director                      Kerry L. Hamilton, Director


/s/ BERT N. MITCHELL                          /s/ THOMAS J. SHIELDS
---------------------                         ----------------------------------
Bert N. Mitchell, Director                    Thomas J. Shields, Director


/s/ LORNE R. WAXLAX                           /s/ EDWARD J. WEISBERGER
------------------------                      ----------------------------------
Lorne R. Waxlax, Director                     Edward J. Weisberger, Director


Dated:  April 18, 2001