Form 10-Q
period 2001-05-05
BJS WHOLESALE CLUB INC
filed 2001-06-13
CIK 1037461

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended May 5, 2001
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

The number of shares of the Registrant's common stock outstanding as of June 2, 2001: 72,893,754

                         PART I. FINANCIAL INFORMATION

                           BJ'S WHOLESALE CLUB, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                                                Thirteen Weeks Ended
                                                                                      ----------------------------------------
                                                                                          May 5,                  April 29,
                                                                                           2001                     2000
                                                                                      --------------           ---------------

                                                                                  (Dollars in Thousands except Per Share Amounts)
    Net sales                                                                         $    1,134,172           $     1,021,073

    Membership fees and other                                                                 27,861                    24,613
                                                                                      --------------           ---------------

       Total revenues                                                                      1,162,033                 1,045,686
                                                                                      --------------           ---------------

    Cost of sales, including buying and occupancy costs                                    1,041,161                   937,910

    Selling, general and administrative expenses                                              84,680                    77,944

    Preopening expenses                                                                          278                     1,743
                                                                                      --------------           ---------------

       Operating income                                                                       35,914                    28,089

    Interest income, net                                                                       1,424                     1,332
                                                                                      --------------           ---------------

    Income before income taxes                                                                37,338                    29,421

    Provision for income taxes                                                                14,375                    11,327
                                                                                      --------------           ---------------

       Net income                                                                     $       22,963           $        18,094
                                                                                      ==============           ===============

    Net income per common share:
       Basic                                                                          $         0.32           $          0.25
                                                                                      ==============           ===============
       Diluted                                                                        $         0.31           $          0.24
                                                                                      ==============           ===============

    Number of common shares for earnings per share computations:
       Basic                                                                              72,623,411                73,637,712
       Diluted                                                                            74,283,486                75,330,753



   The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                    May 5,               February 3,             April 29,
                                                                     2001                   2001                    2000
                                                                ---------------        ---------------         --------------
                                                                  (Unaudited)                                    (Unaudited)
                                                                                    (Dollars in Thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                     $        87,327       $       120,392          $      114,725
  Accounts receivable                                                    47,443                55,250                  42,243
  Merchandise inventories                                               518,216               495,285                 462,258
  Current deferred income taxes                                           7,814                 7,677                   6,116
  Prepaid expenses                                                       15,542                15,967                  13,672
                                                                ---------------       ---------------          --------------
     Total current assets                                               676,342               694,571                 639,014
                                                                ---------------       ---------------          --------------

Property at cost:
  Land and buildings                                                    385,318               364,418                 343,417
  Leasehold costs and improvements                                       67,251                67,565                  60,288
  Furniture, fixtures and equipment                                     335,393               331,129                 288,982
                                                                ---------------       ---------------          --------------
                                                                        787,962               763,112                 692,687
  Less accumulated depreciation and amortization                        247,973               239,198                 214,380
                                                                ---------------       ---------------          --------------
                                                                        539,989               523,914                 478,307
                                                                ---------------       ---------------          --------------

Property under capital leases                                             3,319                 3,319                   3,319
  Less accumulated amortization                                           2,323                 2,281                   2,157
                                                                ---------------       ---------------          --------------
                                                                            996                 1,038                   1,162
                                                                ---------------       ---------------          --------------

Other assets                                                             19,765                14,211                  11,649
                                                                ---------------       ---------------          --------------
     Total assets                                               $     1,237,092       $     1,233,734          $    1,130,132
                                                                ===============       ===============          ==============

LIABILITIES
Current liabilities:
  Accounts payable                                              $       342,459       $       335,060          $      347,797
  Accrued expenses and other current liabilities                        136,559               147,536                 121,501
  Accrued federal and state income taxes                                 16,802                31,807                  11,572
  Obligations under capital leases due within one year                      245                   240                     224
                                                                ---------------       ---------------          --------------
     Total current liabilities                                          496,065               514,643                 481,094
                                                                ---------------       ---------------          --------------

Obligations under capital leases, less portion due
  within one year                                                         1,769                 1,828                   1,997
Other noncurrent liabilities                                             42,681                44,453                  40,532
Deferred income taxes                                                     7,799                 7,895                   8,511

STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 180,000,000
  shares, issued 74,410,190 shares                                          744                   744                     744
Additional paid-in capital                                               71,656                75,583                  81,300
Retained earnings                                                       671,491               648,528                 535,146
Treasury stock, at cost, 1,641,142, 1,947,341 and
  597,118 shares                                                        (55,113)              (59,940)                (19,192)
                                                                ---------------       ---------------          --------------
    Total stockholders' equity                                          688,778               664,915                 597,998
                                                                ---------------       ---------------          --------------
    Total liabilities and stockholders' equity                  $     1,237,092       $     1,233,734          $    1,130,132
                                                                ===============       ===============          ==============

   The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                Thirteen Weeks Ended
                                                                                        -------------------------------------
                                                                                           May 5,                April 29,
                                                                                            2001                    2000
                                                                                        -------------          --------------

                                                                                               (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $      22,963          $       18,094
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization of property                                                 14,775                  12,952
     Loss on property disposals                                                                    14                       6
     Other noncash items (net)                                                                     32                      28
     Deferred income taxes                                                                       (233)                     28
     Tax benefit from exercise of stock options                                                 9,431                   5,222
     Increase (decrease) in cash due to changes in:
       Accounts receivable                                                                      7,807                   9,755
       Merchandise inventories                                                                (22,931)                (15,487)
       Prepaid expenses                                                                           425                   1,810
       Other assets                                                                            (5,577)                   (173)
       Accounts payable                                                                         7,399                   1,686
       Accrued expenses                                                                          (534)                 (5,620)
       Accrued income taxes                                                                   (15,005)                 (9,234)
       Other noncurrent liabilities                                                            (1,772)                  2,101
                                                                                        -------------          --------------
Net cash provided by operating activities                                                      16,794                  21,168
                                                                                        -------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions                                                                            (41,266)                (21,681)
                                                                                        -------------          --------------
Net cash used in investing activities                                                         (41,266)                (21,681)
                                                                                        -------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital lease obligations                                                            (54)                    (49)
Proceeds from sale and issuance of common stock                                                 7,130                   4,465
Purchase of treasury stock                                                                    (15,669)                 (7,186)
                                                                                        -------------          --------------
Net cash used in financing activities                                                          (8,593)                 (2,770)
                                                                                        -------------          --------------

Net decrease in cash and cash equivalents                                                     (33,065)                 (3,283)
Cash and cash equivalents at beginning of year                                                120,392                 118,008
                                                                                        -------------          --------------
Cash and cash equivalents at end of period                                              $      87,327          $      114,725
                                                                                        =============          ==============

Supplemental cash flow information:
  Interest paid, net                                                                    $         (15)         $          (23)
  Income taxes paid                                                                            29,613                  20,533

Noncash financing and investing activities:
  Treasury stock issued for compensation plans                                                 20,497                  14,350

   The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                     Common
                                                     Stock           Additional                                           Total
                                                   Par Value           Paid-in        Retained          Treasury       Stockholders'
                                                     $.01              Capital        Earnings            Stock           Equity
                                                 -------------      -----------     ------------     -------------    --------------
                                                                              (Dollars in Thousands)

Balance, January 29, 2000                        $         744      $    85,958     $    517,052     $    (26,356)    $     577,398
     Net income                                              -                -           18,094                -            18,094
     Sale and issuance of common stock                       -           (4,658)               -           14,350             9,692
     Purchase of treasury stock                              -                -                -           (7,186)           (7,186)
                                                 -------------      -----------     ------------     ------------     -------------
Balance, April 29, 2000                          $         744      $    81,300     $    535,146     $    (19,192)    $     597,998
                                                 =============      ===========     ============     ============     =============


Balance, February 3, 2001                        $         744      $    75,583     $    648,528     $    (59,940)    $     664,915
     Net income                                              -                -           22,963                -            22,963
     Sale and issuance of common stock                       -           (3,927)               -           20,496            16,569
     Purchase of treasury stock                              -                -                -          (15,669)          (15,669)
                                                 -------------      -----------     ------------     ------------     -------------
Balance, May 5, 2001                             $         744      $    71,656     $    671,491     $    (55,113)    $     688,778
                                                 =============      ===========     ============     ============     =============

   The accompanying notes are an integral part of the financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The results for the quarter ended May 5, 2001 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, the Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have historically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

2. The interim financial statements are unaudited and reflect all normal recurring adjustments considered necessary by the Company for a fair presentation of its financial statements in accordance with generally accepted accounting principles.

3. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

4. The components of interest income, net were as follows (amounts in thousands):

                                                 Thirteen Weeks Ended
                                                ----------------------
                                                 May 5,      April 29,
                                                  2001         2000
                                                --------     ---------
   Interest income                              $  1,424     $   1,332
   Capitalized interest                              128           132
   Interest expense on debt                          (75)          (73)
   Interest on capital leases                        (53)          (59)
                                                --------     ---------
   Interest income, net                         $  1,424     $   1,332
                                                ========     =========

5. The following details the calculation of earnings per share for the periods presented below (amounts in thousands except per share amounts):

                                                 Thirteen Weeks Ended
                                                ----------------------
                                                 May 5,      April 29,
                                                  2001         2000
                                                --------     ---------
   Net income                                   $ 22,963     $  18,094
                                                ========     =========

   Weighted-average number of common shares
   outstanding, used for basic computation        72,623        73,638

   Plus: Incremental shares from assumed
   exercise of stock options                       1,660         1,693
                                                --------     ---------

   Weighted-average number of common and
   dilutive potential common shares outstanding   74,283        75,331
                                                ========     =========

   Basic earnings per share                     $   0.32     $    0.25
                                                ========     =========

   Diluted earnings per share                   $   0.31     $    0.24
                                                ========     =========

6. The Company operated 118 clubs on May 5, 2001 versus 110 clubs on April 29, 2000.

7. Certain amounts in the prior year's financial statements have been reclassified for comparative purposes.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations


Thirteen Weeks (First Quarter) Ended May 5, 2001 versus Thirteen Weeks Ended April 29, 2000.

Results of Operations

Net sales for the first quarter ended May 5, 2001 rose 11.1% to $1.134 billion from $1.021 billion reported in last year's first quarter. This increase was due to the opening of new stores, a comparable store sales increase of 4.4% and an expansion in the number of gas stations in operation from 20 at the end of last year's first quarter to 35 at May 5, 2001. Total revenues in the first quarter included membership fees of $25.2 million versus $21.9 million in last year's first quarter. This year's results benefited from an increase in the membership fee for Business and Inner Circle members from $35 to $40, effective January 1, 2001.

Cost of sales (including buying and occupancy costs) was 91.80% of net sales in this year's first quarter versus 91.86% in the comparable period last year. This decrease in percentage was due primarily to a favorable merchandise mix, which reflected strong sales in a number of departments that have above average margin. This factor more than offset the increased contribution of low margin gasoline sales and higher expenses for utilities, which were impacted by higher rates and colder than normal weather for much of this year's first quarter.

Selling, general and administrative ("SG&A") expenses were 7.47% of net sales in the first quarter versus 7.63% in last year's comparable period. This percentage decrease was attributable mainly to effective control of payroll expenses, reduced advertising costs for new clubs (three new clubs were opened in last year's first quarter versus none this year), and an increase in gasoline sales, which have low related SG&A costs. SG&A also continued to benefit from the increased use of debit cards by BJ's members, which resulted in lower credit costs as a percentage of sales in the first quarter. (The rollout of debit card acceptance was completed in last year's second quarter.) These favorable factors were partially offset by higher medical benefit costs for employees.

Preopening expenses were $.3 million in the first quarter this year compared with $1.7 million in last year's first quarter, when three new clubs opened. No new clubs were opened in this year's first quarter.

Operating income in the first quarter rose to $35.9 million, an increase of 27.9% over last year's first quarter operating income of $28.1 million.

Interest income, net was $1.4 million in this year's first quarter versus $1.3 million in the comparable period last year.

The Company's first quarter provision for income taxes was 38.5% of pre-tax income both this year and last year.

Net income in this year's first quarter was $23.0 million, or $.31 per diluted share, versus $18.1 million, or $.24 per diluted share, in last year's first quarter.

Over the remainder of the year, the Company expects to continue to benefit from the membership fee increase noted above. Because members renew throughout the year and because membership fee income is recognized over the life of the membership, the benefit of the fee increase will be spread over a two-year period. The income benefit in 2001 is projected to be offset by several factors. The Company will absorb initial excess capacity costs for its new cross-dock facility in Burlington, New Jersey, which opened in April 2001, and which has approximately twice the capacity of the facility it replaced. Rate increases for utilities and employee medical benefits are expected to be higher than normal throughout 2001. Expenses are also planned in 2001 for the relocation of two clubs and for preopening costs for clubs expected to open in early 2002. Finally, the Company will not benefit from the impact of a 53-week fiscal year, as it did in 2000. Taken together, these expenses have the potential to offset the first year benefit from the membership fee increase.

The incurrence of preopening costs and advertising costs for new clubs is projected to be heavily weighted toward the second half of the year; seven new clubs are forecasted to open in the third quarter of this year; five new club openings and the two relocations are expected to occur in the fourth quarter.

Seasonality

The Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have historically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. The adoption of this statement, which became effective at the beginning of 2001, did not have a material impact on the Company's results of operations, financial position or cash flows.

Liquidity and Capital Resources

Net cash provided by operating activities was $16.8 million in the first quarter of 2001 versus $21.2 million in last year's comparable period. Cash provided by net income before depreciation and amortization was $37.7 million in the first quarter of 2001 versus $31.0 million in last year's comparable period.

Cash expended for property additions was $41.3 million in the first quarter of 2001 versus $21.7 million in the first quarter of 2000. The Company opened three new clubs in last year's first quarter. No new clubs were opened in this year's first quarter; however, all twelve of this year's scheduled new clubs are currently under construction and the relocation of the Company's cross-dock facility to Burlington, New Jersey, was completed during the first quarter. One new gas station was opened in the first quarter of both this year and last year.

The Company's capital expenditures are expected to total approximately $150 million in 2001, based on plans to open approximately fourteen new clubs, including the relocation of two clubs, and approximately 25 gas stations. The Company expects to own five or six of the new club locations opening in 2001 and also plans to spend approximately $20 to $25 million in 2001 for clubs that will open in 2002. The timing of actual club openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

During the first quarter of 2001, the Company repurchased 359,700 shares of common stock for $15.7 million, or an average price of $43.56 per share. On May 24, 2001, the Board of Directors authorized the repurchase of an additional $50 million of the Company's stock. From the inception of its repurchase activities in August 1998 through May 24, 2001, the Company has repurchased a total of $146.0 million of stock at an average price of $27.38 per share. Including the new authorization, the Company's remaining repurchase authorization was $54.0 million as of May 24, 2001.

The Company has a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement includes a $50 million sub-facility for letters of credit, of which $3.7 million was outstanding at May 5, 2001. The Company is required to pay an annual facility fee which is currently 0.10% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.25%, (b) the agent bank's prime rate or (c) a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, prohibit the payment of cash dividends on the Company's common stock, and generally limit the cumulative repurchase of the Company's common stock to $50 million plus 50% of net income (as defined by the agreement) earned after January 30, 1998.

The Company also maintains a separate $41 million facility for letters of credit, primarily to support the purchase of inventories, of which $11.8 million was outstanding at May 5, 2001, and an additional $20 million uncommitted credit line for short-term borrowings.

Cash and cash equivalents totaled $87.3 million as of May 5, 2001 and there were no borrowings outstanding on that date. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through the next twelve months. However, the Company may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results

This report contains a number of "forward-looking statements," including statements regarding membership fee income, utility costs, employee medical benefit costs and preopening and advertising expenses, planned capital expenditures, planned store and gas station openings and relocations and other information with respect to the Company's plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, economic and weather conditions and state and local regulation in the Company's markets; competitive conditions; contingent liabilities under the Company's indemnification agreement with The TJX Companies, Inc.; and events which might cause the Company's 1997 spin-off from Waban Inc. not to qualify for tax-free treatment. Each of these factors is discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

Any forward-looking statements represent the Company's estimates only as of the day this quarterly report was first filed with the Securities and Exchange Commission and should not be relied upon as representing the Company's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its potential exposure to market risk as of May 5, 2001 is not material because of the short contractual maturities of its cash and cash equivalents. No bank debt was outstanding at May 5, 2001. The Company has not used derivative financial instruments.

                          PART II.  OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

         At the 2001 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on May 24, 2001, the re-election of directors S. James Coppersmith, Thomas J. Shields and Herbert J. Zarkin was acted upon by the stockholders of the Company.

         The number of shares of common stock outstanding and entitled to vote at the Annual Meeting was 72,791,034.

         The results of the voting on the re-election of directors are set forth below:

                                                 Votes      Votes
                                                  For      Withheld
                                               ----------  --------
              S. James Coppersmith             65,326,464   250,321
              Thomas J. Shields                65,335,892   240,893
              Herbert J. Zarkin                65,335,630   241,155

         The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Ronald R. Dion, Kerry L. Hamilton, Bert N. Mitchell, John J. Nugent, Lorne R. Waxlax and Edward
         J. Weisberger.

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended May 5, 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           BJ'S WHOLESALE CLUB, INC.
                                           -------------------------
                                           (Registrant)



Date:          June 13, 2001               /S/ JOHN J. NUGENT
       --------------------------          ------------------
                                           John J. Nugent
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:          June 13, 2001               /S/ FRANK D. FORWARD
       --------------------------          --------------------
                                           Frank D. Forward
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)