Form 10-Q
period 2001-08-04
BJS WHOLESALE CLUB INC
filed 2001-09-13
CIK 1037461

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended August 4, 2001
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

The number of shares of the Registrant's common stock outstanding as of September 1, 2001: 72,772,792

                         PART I. FINANCIAL INFORMATION

                           BJ'S WHOLESALE CLUB, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                            Thirteen Weeks Ended
                                                                                     ----------------------------------
                                                                                          August 4,       July 29,
                                                                                            2001            2000
                                                                                       --------------   -------------

                                                                               (Dollars in Thousands except Per Share Amounts)

    Net sales                                                                          $    1,277,176   $   1,177,253

    Membership fees and other                                                                  28,534          24,975
                                                                                       --------------   -------------
       Total revenues                                                                       1,305,710       1,202,228
                                                                                       --------------   -------------
    Cost of sales, including buying and occupancy costs                                     1,160,842       1,070,962

    Selling, general and administrative expenses                                               84,461          79,904

    Preopening expenses                                                                         2,194           1,981
                                                                                       --------------   -------------
       Operating income                                                                        58,213          49,381

    Interest income, net                                                                        1,132           1,384
                                                                                       --------------   -------------
    Income before income taxes                                                                 59,345          50,765

    Provision for income taxes                                                                 22,848          19,545
                                                                                       --------------   -------------
       Net income                                                                      $       36,497   $      31,220
                                                                                       ==============   ==============


    Net income per common share:
       Basic                                                                           $         0.50   $         0.43
                                                                                       ==============   ==============
       Diluted                                                                         $         0.49   $         0.42
                                                                                       ==============   ==============
    Number of common shares for earnings per share computations:
       Basic                                                                               72,982,364       72,904,873
       Diluted                                                                             74,499,694       74,380,427

   The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                            Twenty-Six Weeks Ended
                                                                                      -----------------------------------
                                                                                          August 4,          July 29,
                                                                                            2001               2000
                                                                                      ----------------   ----------------

                                                                                (Dollars in Thousands except Per Share Amounts)

    Net sales                                                                         $      2,411,348   $      2,198,326

    Membership fees and other                                                                   56,395             49,588
                                                                                      ----------------   ----------------

       Total revenues                                                                        2,467,743          2,247,914
                                                                                      ----------------   ----------------

    Cost of sales, including buying and occupancy costs                                      2,202,003          2,008,872

    Selling, general and administrative expenses                                               169,141            157,848

    Preopening expenses                                                                          2,472              3,724
                                                                                      ----------------   ----------------

       Operating income                                                                         94,127             77,470

    Interest income, net                                                                         2,556              2,716
                                                                                      ----------------   ----------------

    Income before income taxes                                                                  96,683             80,186

    Provision for income taxes                                                                  37,223             30,872
                                                                                      ----------------   ----------------

       Net income                                                                     $         59,460   $         49,314
                                                                                      ================   ================
    Net income per common share:
       Basic                                                                          $           0.82   $           0.67
                                                                                      ================   ================
       Diluted                                                                        $           0.80   $           0.66
                                                                                      ================   ================

    Number of common shares for earnings per share computations:
       Basic                                                                                72,802,887         73,271,293
       Diluted                                                                              74,398,794         74,858,429

   The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                           August 4,          February 3,            July 29,
                                                             2001                2001                  2000
                                                         -----------          -----------          ------------
                                                         (Unaudited)                                (Unaudited)
                                                                          (Dollars in Thousands)
ASSETS
Current assets:
  Cash and cash equivalents                              $   136,022          $    120,392         $    103,050
  Accounts receivable                                         49,445                55,250               50,799
  Merchandise inventories                                    517,123               495,285              473,207
  Current deferred income taxes                                7,952                 7,677                6,238
  Prepaid expenses                                            14,261                15,967               14,219
                                                         -----------          ------------         ------------
     Total current assets                                    724,803               694,571              647,513
                                                         -----------          ------------         ------------

Property at cost:
  Land and buildings                                         406,218               364,418              350,106
  Leasehold costs and improvements                            70,906                67,565               61,787
  Furniture, fixtures and equipment                          351,254               331,129              303,556
                                                         -----------          ------------         ------------
                                                             828,378               763,112              715,449
  Less accumulated depreciation and amortization             262,670               239,198              227,356
                                                         -----------          ------------         ------------
                                                             565,708               523,914              488,093
                                                         -----------          ------------         ------------

Property under capital leases                                  3,319                 3,319                3,319
  Less accumulated amortization                                2,364                 2,281                2,198
                                                         -----------          ------------         ------------
                                                                 955                 1,038                1,121
                                                         -----------          ------------         ------------

Other assets                                                  19,668                14,211               12,286
                                                         -----------          ------------         ------------
     Total assets                                        $ 1,311,134          $  1,233,734         $  1,149,013
                                                         ===========          ============         ============

LIABILITIES
Current liabilities:
  Accounts payable                                       $   358,973          $    335,060         $    374,381
  Accrued expenses and other current liabilities             137,743               147,536              115,307
  Accrued federal and state income taxes                      22,508                31,807               17,557
  Obligations under capital leases due within one year           258                   240                  229
                                                         -----------          ------------         ------------
     Total current liabilities                               519,482               514,643              507,474
                                                         -----------          ------------         ------------
Obligations under capital leases, less portion due
  within one year                                              1,701                 1,828                1,942
Other noncurrent liabilities                                  45,805                44,453               43,460
Deferred income taxes                                          7,704                 7,895                8,660

STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 180,000,000
  shares, issued 74,410,190 shares                               744                   744                  744
Additional paid-in capital                                    70,180                75,583               80,742
Retained earnings                                            707,988               648,528              566,366
Treasury stock, at cost, 1,264,673, 1,947,341 and
  1,974,923 shares                                           (42,470)              (59,940)             (60,375)
                                                         -----------          ------------         ------------
    Total stockholders' equity                               736,442               664,915              587,477
                                                         -----------          ------------         ------------
    Total liabilities and stockholders' equity           $ 1,311,134          $  1,233,734         $  1,149,013
                                                         ===========          ============         ============



   The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Twenty-Six Weeks Ended
                                                              ----------------------------------------
                                                               August 4,                     July 29,
                                                                 2001                         2000
                                                              ----------                   -----------
                                                                       (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $   59,460                   $    49,314
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization of property                    29,740                        26,121
     Loss on property disposals                                      122                            49
     Other noncash items (net)                                        63                            54
     Deferred income taxes                                          (466)                           55
     Tax benefit from exercise of stock options                   15,121                         5,733
     Increase (decrease) in cash due to changes in:
      Accounts receivable                                          5,805                         1,199
      Merchandise inventories                                    (21,838)                      (26,436)
      Prepaid expenses                                             1,706                         1,263
      Other assets                                                (5,503)                         (833)
      Accounts payable                                            23,913                        28,270
      Accrued expenses                                            (1,662)                      (11,056)
      Accrued income taxes                                        (9,299)                       (3,249)
      Other noncurrent liabilities                                 1,352                         5,029
                                                              ----------                   -----------
Net cash provided by operating activities                         98,514                        75,513
                                                              ----------                   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions                                               (79,706)                      (45,401)
Proceeds from property disposals                                       2                             5
                                                              ----------                   -----------
Net cash used in investing activities                            (79,704)                      (45,396)
                                                              ----------                   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital lease obligations                              (109)                          (99)
Proceeds from sale and issuance of common stock                   12,598                         4,796
Purchase of treasury stock                                       (15,669)                      (49,772)
                                                              ----------                   -----------
Net cash used in financing activities                             (3,180)                      (45,075)
                                                              ----------                   -----------

Net increase (decrease) in cash and cash equivalents              15,630                       (14,958)
Cash and cash equivalents at beginning of year                   120,392                       118,008
                                                              ----------                   -----------
Cash and cash equivalents at end of period                    $  136,022                   $   103,050
                                                              ==========                   ===========

Supplemental cash flow information:
  Interest paid, net                                          $      (48)                  $       (27)
  Income taxes paid                                               46,988                        34,066

Noncash financing and investing activities:
  Treasury stock issued for compensation plans                    33,139                        15,753


   The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                Common
                                                 Stock      Additional                             Total
                                               Par Value     Paid-in     Retained    Treasury   Stockholders'
                                                  $.01       Capital     Earnings     Stock      Equity
                                               ---------    ----------   --------    --------   -------------

                                                       (Dollars in Thousands except Per Share Amount)
Balance, January 29, 2000                      $     744    $   85,958  $ 517,052   $ (26,356)     $  577,398
     Net income                                        -             -     49,314           -          49,314
     Sale and issuance of common stock                 -        (5,216)         -      15,753          10,537
     Purchase of treasury stock                        -             -          -     (49,772)        (49,772)
                                                --------     ---------   --------    --------         -------
Balance, July 29,2000                          $     744    $   80,742  $ 566,366   $ (60,375)     $  587,477
                                                ========     =========   ========    ========         =======


Balance, February 3, 2001                      $     744    $   75,583  $ 648,528   $ (59,940)     $  664,915
     Net income                                        -             -     59,460           -          59,460
     Sale and issuance of common stock                 -        (5,403)         -      33,139          27,736
     Purchase of treasury stock                        -             -          -     (15,669)        (15,669)
                                                --------     ---------   --------    --------         -------
Balance, August 4, 2001                        $     744    $   70,180  $ 707,988   $ (42,470)     $  736,442
                                                ========     =========   ========    ========         =======

        The accompanying notes are an integral part of the financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The results for the quarter and six months ended August 4, 2001 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, the Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have historically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

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

4. The components of interest income, net were as follows (amounts in thousands):

                                                       Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                                      -----------------------           ------------------------
                                                      August 4,       July 29,          August 4,        July 29,
                                                        2001           2000               2001            2000
                                                      --------        -------           --------         -------
     Interest income                                  $  1,132        $ 1,403           $  2,556         $ 2,735
     Capitalized interest                                  128            113                256             245
     Interest expense on debt                              (76)           (75)              (151)           (148)
     Interest expense on capital leases                    (52)           (57)              (105)           (116)
                                                      --------        -------           --------         -------
     Interest income, net                             $  1,132        $ 1,384           $  2,556         $ 2,716
                                                      ========        =======           ========         =======

5. The following details the calculation of earnings per share for the periods presented below (amounts in thousands except per share amounts):

                                                         Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                                        -----------------------         --------------------------
                                                        August 4,      July 29,         August 4,         July 29,
                                                          2001          2000             2001               2000
                                                        ---------     --------          --------          --------
    Net income                                          $  36,497     $ 31,220          $ 59,460          $ 49,314
                                                        =========     ========          ========          ========

    Weighted-average number of common
    shares outstanding, used for basic
    computation                                            72,982       72,905            72,803            73,271
    Plus: Incremental shares from assumed
    exercise of stock options                               1,518        1,475             1,596             1,587
                                                        ---------     --------          --------          --------
    Weighted-average number of common
    and dilutive potential common shares
    outstanding                                            74,500       74,380            74,399            74,858
                                                        =========     ========          ========          ========

    Basic earnings per share                            $    0.50     $   0.43          $   0.82          $   0.67
                                                        =========     ========          ========          ========

    Diluted earnings per share                          $    0.49     $   0.42          $   0.80          $   0.66
                                                        =========     ========          ========          ========

6. The Financial Accounting Standards Board issued three new standards as of June 2001:

     . Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," addresses financial accounting and reporting for all business combinations initiated after June 30, 2001 and for combinations accounted for using the purchase method for which the date of acquisition is after June 30, 2001.

     . SFAS No. 142, "Goodwill and Other Intangible Assets," addresses financial accounting and reporting for acquired goodwill and other intangible assets and how they should be accounted for after initial recognition in the financial statements. This statement becomes effective in 2002, except that goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of the statement.

     . SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement becomes effective in 2003.

     The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material impact on the Company's results of operations, financial position or cash flows, or to produce any major changes in current disclosures. The Company is in the process of evaluating the requirements of SFAS No. 143, which was just recently issued.

7. The Company operated 118 clubs on August 4, 2001 versus 111 clubs on July 29, 2000.

8. Certain amounts in the prior year's financial statements have been reclassified for comparative purposes.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations


Thirteen Weeks (Second Quarter) and Twenty-Six Weeks Ended August 4, 2001 versus Thirteen and Twenty-Six Weeks Ended July 29, 2000.

Results of Operations

Net sales for the second quarter ended August 4, 2001 rose 8.5% to $1.3 billion from $1.2 billion reported in last year's second quarter. Net sales for the first half of the current year totaled $2.4 billion, 9.7% higher than last year's comparable period. These increases were due to the opening of new stores and gasoline stations and comparable store sales increases of 3.9% for the second quarter and 4.2% year-to-date. Total revenues in the second quarter included membership fees of $25.9 million versus $22.3 million in last year's second quarter. Year-to-date membership fees were $51.1 million versus $44.2 million last year. This year's results benefited from an increase in the membership fee for Business and Inner Circle members from $35 to $40, effective January 1, 2001.

Cost of sales (including buying and occupancy costs) was 90.89% of net sales in this year's second quarter versus 90.97% in the comparable period last year. For the first six months, the cost of sales percentage was 91.32% versus 91.38% last year. These decreases in percentage were due primarily to a favorable merchandise mix, which reflected strong sales in a number of departments that have above-average margins and soft sales in certain lower-margin categories. This year's second quarter also produced improved gasoline margins over last year as the Company realized a temporary benefit that resulted from declining gasoline prices. These favorable factors were partially offset by the increased sales contribution of gasoline, higher expenses for utilities and other occupancy costs and, beginning in the second quarter, initial excess capacity costs at the Company's new cross-dock facility in Burlington, New Jersey.

Selling, general and administrative ("SG&A") expenses were 6.61% of net sales in the second quarter versus 6.79% in last year's comparable period. Year-to-date SG&A expenses were 7.01% of net sales this year versus 7.18% last year. These percentage decreases were attributable mainly to effective control of payroll expenses, reduced advertising costs for new clubs (four new clubs were opened in last year's first half versus none this year), and an increase in gasoline sales, which have low related SG&A costs.

Preopening expenses were $2.2 million in the second quarter compared with $2.0 million in last year's second quarter. Year-to-date preopening expenses totaled $2.5 million this year versus $3.7 million last year, when the Company opened four new clubs. No new clubs were opened in the first half of this year, but preopening expenses were incurred for clubs that are scheduled to open in the second half of the year.

Second quarter operating income of $58.2 million was 17.9% higher than last year's $49.4 million in the comparable period. Year-to-date operating income was $94.1 million, 21.5% higher than last year's $77.5 million.

Interest income, net was $1.1 million in the second quarter versus $1.4 million in last year's second quarter. For the first six months, interest income, net was $2.6 million compared with last year's $2.7 million. These decreases were due primarily to lower interest rates, which reduced income earned on invested cash.

The Company's year-to-date tax provision was 38.5% of pre-tax income both this year and last year.

Second quarter net income was $36.5 million, or $.49 per diluted share, compared with $31.2 million, or $.42 per diluted share, in last year's second quarter. Net income in this year's first six months totaled $59.5 million, or $.80 per diluted share, versus $49.3 million, or $.66 per diluted share, in last year's first half.

Over the remainder of the year, the Company expects to continue to benefit from the membership fee increase noted above. Because members renew throughout the year and because membership fee income is recognized over the life of the membership, the benefit of the fee increase is being recognized over a two-year period. The income benefit in 2001 is projected to be offset by several factors. The Company will continue to absorb initial excess capacity costs for its new cross-dock facility in Burlington, New Jersey, which opened in April 2001, and which has approximately twice the capacity of the facility it replaced. Rate increases for utilities and employee medical benefits are expected to be higher than normal throughout 2001. Expenses are also planned in 2001 for preopening costs for clubs expected to open in early 2002 and for the relocation of one club (another previously planned relocation was canceled). Finally, the Company will not benefit from the impact of a 53-week fiscal year, as it did in 2000. Taken together, these expenses have the potential to offset the first year benefit from the membership fee increase.

The incurrence of preopening costs and advertising costs for new clubs is projected to be heavily weighted toward the second half of this year; six new clubs are forecasted to open in the third quarter of this year; six new club openings and the one relocation are anticipated in the fourth quarter.
Because most of the fourth quarter openings are projected to occur in November, a significant portion of their preopening costs is expected to be incurred in the third quarter.

Seasonality

The Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have historically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards

The Financial Accounting Standards Board issued three new standards as of June 2001:

     . Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," addresses financial accounting and reporting for all business combinations initiated after June 30, 2001 and for combinations accounted for using the purchase method for which the date of acquisition is after June 30, 2001.

     . SFAS No. 142, "Goodwill and Other Intangible Assets," addresses financial accounting and reporting for acquired goodwill and other intangible assets and how they should be accounted for after initial recognition in the financial statements. This statement becomes effective in 2002, except that goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of the statement.

     . SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement becomes effective in 2003.

The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material impact on the Company's results of operations, financial position or cash flows, or to produce any major changes in current disclosures. The Company is in the process of evaluating the requirements of SFAS No. 143, which was just recently issued.

Liquidity and Capital Resources

Net cash provided by operating activities was $98.5 million in the first half of 2001 versus $75.5 million in last year's comparable period. Cash provided by net income before depreciation and amortization was $89.2 million in the first half of 2001 versus $75.4 million in last year's comparable period. Cash provided by the tax benefit from the exercise of stock options was $9.4 million higher than last year through the first six months.

Cash expended for property additions was $79.7 million in the first half of 2001 versus $45.4 million in the first half of 2000. The Company opened four new clubs in last year's first half. No new clubs were opened in this year's first half; however, all twelve of this year's scheduled new clubs, which include five owned locations, and one relocation are currently under construction, and the relocation of the Company's cross-dock facility to Burlington, New Jersey, was completed in April 2001. Nine new gas stations were opened in the first six months of this year versus five in last year's comparable period.

The Company's capital expenditures are expected to total approximately $150 million in 2001, based on plans to open approximately twelve new clubs, relocate one club, and open approximately 25 gas stations. Total expected capital expenditures in 2001 include approximately $20 to $25 million for clubs projected to open in 2002. The timing of actual club openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

During the first half of 2001, the Company repurchased 359,700 shares of common stock for $15.7 million, an average price of $43.56 per share. On May 24, 2001, the Board of Directors authorized the repurchase of an additional $50 million of the Company's stock. From the inception of its repurchase activities in August 1998 through August 4, 2001, the Company has repurchased a total of $146.0 million of stock at an average price of $27.38 per share. Including the new authorization, the Company's remaining repurchase authorization was $54.0 million as of August 4, 2001.

The Company has a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement includes a $50 million sub-facility for letters of credit, of which $3.7 million was outstanding at August 4, 2001. The Company is required to pay an annual facility fee which is currently 0.10% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.25%,
(b) the agent bank's prime rate or (c) a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, prohibit the payment of cash dividends on the Company's common stock, and generally limit the cumulative repurchase of the Company's common stock to $50 million plus 50% of net income (as defined by the agreement) earned after January 30, 1998.

The Company also maintains a separate $41 million facility for letters of credit, primarily to support the purchase of inventories, of which $24.1 million was outstanding at August 4, 2001, and an additional $20 million uncommitted credit line for short-term borrowings.

The increase in inventory from July 29, 2000 to August 4, 2001 was due mainly to new clubs. The increase in inventory since February 3, 2001 was due mainly to normal seasonal requirements.

Cash and cash equivalents totaled $136.0 million as of August 4, 2001 and there were no borrowings outstanding on that date. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through the next twelve months. However, the Company may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results

This report contains a number of "forward-looking statements," including statements regarding membership fee income, utility costs, employee medical benefit costs, preopening and advertising expenses, planned capital expenditures, planned store and gas station openings and relocations and other information with respect to the Company's plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, economic and weather conditions and state and local regulation in the Company's markets; competitive conditions; contingent liabilities under the Company's indemnification agreement with The TJX Companies, Inc.; and events which might cause the Company's 1997 spin-off from Waban Inc. not to qualify for tax-free treatment. Each of these factors is discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

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

Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its potential exposure to market risk as of August 4, 2001 is not material because of the short contractual maturities of its cash and cash equivalents. No bank debt was outstanding at August 4, 2001. The Company has not used derivative financial instruments.

                          PART II. OTHER INFORMATION



Item 6 -  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended August 4, 2001.

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




Date:        September 13, 2001          /S/ JOHN J. NUGENT
      ---------------------------        ------------------
                                         John J. Nugent
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)






Date:        September 13, 2001          /S/ FRANK D. FORWARD
      ---------------------------        --------------------
                                         Frank D. Forward
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)