Form 10-Q
period 2001-11-03
BJS WHOLESALE CLUB INC
filed 2001-12-12
CIK 1037461

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended November 3, 2001
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

The number of shares of the Registrant's common stock outstanding as of November 20, 2001: 72,225,772

                         PART I. FINANCIAL INFORMATION

                           BJ'S WHOLESALE CLUB, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                       Thirteen Weeks Ended
                                                                          -----------------------------------------------
                                                                            November 3,                      October 28,
                                                                               2001                             2000
                                                                          --------------                   --------------

                                                                           (Dollars in Thousands except Per Share Amounts)
Net sales                                                                  $   1,238,414                     $  1,151,506

Membership fees and other                                                         30,437                           26,647
                                                                          --------------                    -------------

  Total revenues                                                               1,268,851                        1,178,153
                                                                          --------------                    -------------

Cost of sales, including buying and occupancy costs                            1,131,249                        1,049,198

Selling, general and administrative expenses                                      84,790                           82,636

Preopening expenses                                                                5,525                            3,059
                                                                          --------------                    -------------

  Operating income                                                                47,287                           43,260

Interest income, net                                                                 739                            1,277

Loss on contingent lease obligations                                            (105,000)                               -
                                                                          --------------                    -------------

Income (loss) before income taxes                                                (56,974)                          44,537

Provision (benefit) for income taxes                                             (23,510)                          17,146
                                                                          --------------                    -------------

  Net income (loss)                                                       $      (33,464)                   $      27,391
                                                                          ==============                    =============

Net income per common share:
  Basic                                                                   $        (0.46)                   $        0.38
                                                                          ==============                    =============
  Diluted                                                                 $        (0.46)                   $        0.37
                                                                          ==============                    =============

Number of common shares for earnings per share computations:
  Basic                                                                       72,525,981                       72,516,968
  Diluted                                                                     72,525,981                       73,959,812


   The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                                   Thirty-Nine Weeks Ended
                                                                                           --------------------------------------
                                                                                           November 3,                October 28,
                                                                                               2001                      2000
                                                                                           -----------                -----------

                                                                                     (Dollars in Thousands except Per Share Amounts)
Net sales                                                                                 $  3,649,762               $  3,349,832

Membership fees and other                                                                       86,832                     76,235
                                                                                          ------------               ------------

      Total revenues                                                                         3,736,594                  3,426,067
                                                                                          ------------               ------------

Cost of sales, including buying and occupancy costs                                          3,333,252                  3,058,070

Selling, general and administrative expenses                                                   253,931                    240,484

Preopening expenses                                                                              7,997                      6,783
                                                                                          ------------               ------------

      Operating income                                                                         141,414                    120,730

Interest income, net                                                                             3,295                      3,993

Loss on contingent lease obligations                                                          (105,000)                         -
                                                                                          ------------               ------------

Income before income taxes                                                                      39,709                    124,723

Provision for income taxes                                                                      13,713                     48,018
                                                                                          ------------               ------------

      Net income                                                                          $     25,996               $     76,705
                                                                                          ============               ============

Net income per common share:
      Basic                                                                               $       0.36               $       1.05
                                                                                          ============               ============
      Diluted                                                                             $       0.35               $       1.03
                                                                                          ============               ============

Number of common shares for earnings per share computations:
      Basic                                                                                 72,710,585                 73,019,851
      Diluted                                                                               74,245,914                 74,558,791

   The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                      November 3,            February 3,            October 28,
                                                                          2001                   2001                   2000
                                                                      -----------            -----------            -----------
                                                                      (Unaudited)                                   (Unaudited)
                                                                                       (Dollars in Thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                           $    48,308            $   120,392            $    64,866
  Accounts receivable                                                      56,786                 55,250                 59,844
  Merchandise inventories                                                 667,246                495,285                584,902
  Current deferred income taxes                                            21,607                  7,677                  6,358
  Prepaid expenses                                                         16,586                 15,967                  6,455
                                                                      -----------            -----------            -----------
     Total current assets                                                 810,533                694,571                722,425
                                                                      -----------            -----------            -----------

Property at cost:
  Land and buildings                                                      420,067                364,418                358,044
  Leasehold costs and improvements                                         74,358                 67,565                 62,178
  Furniture, fixtures and equipment                                       351,953                331,129                306,607
                                                                      -----------            -----------            -----------
                                                                          846,378                763,112                726,829
  Less: accumulated depreciation and amortization                         255,411                239,198                225,357
                                                                      -----------            -----------            -----------
                                                                          590,967                523,914                501,472
                                                                      -----------            -----------            -----------

Property under capital leases                                               3,319                  3,319                  3,319
  Less: accumulated amortization                                            2,406                  2,281                  2,240
                                                                      -----------            -----------            -----------
                                                                              913                  1,038                  1,079
                                                                      -----------            -----------            -----------

Deferred income taxes                                                      20,874                      -                      -
Other assets                                                               21,164                 14,211                 12,645
                                                                      -----------            -----------            -----------
     Total assets                                                     $ 1,444,451            $ 1,233,734            $ 1,237,621
                                                                      ===========            ===========            ===========

LIABILITIES
Current liabilities:
  Accounts payable                                                    $   472,106            $   335,060            $   442,221
  Accrued expenses and other current liabilities                          144,498                147,536                123,943
  Accrued federal and state income taxes                                   16,717                 31,807                  7,970
  Obligations under capital leases due within one year                        272                    240                    235
  Contingent lease obligations                                             33,795                      -                      -
                                                                      -----------            -----------            -----------
     Total current liabilities                                            667,388                514,643                574,369
                                                                      -----------            -----------            -----------

Obligations under capital leases, less portion due
  within one year                                                           1,632                  1,828                  1,887
Noncurrent contingent lease obligations                                    71,205                      -                      -
Other noncurrent liabilities                                               46,610                 44,453                 44,604
Deferred income taxes                                                           -                  7,895                  8,809

STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 180,000,000
  shares, issued 74,410,190 shares                                            744                    744                    744
Additional paid-in capital                                                 69,010                 75,583                 76,642
Retained earnings                                                         674,524                648,528                593,757
Treasury stock, at cost, 2,184,418, 1,947,341 and
  2,052,965 shares                                                        (86,662)               (59,940)               (63,191)
                                                                      -----------            -----------            -----------
    Total stockholders' equity                                            657,616                664,915                607,952
                                                                      -----------            -----------            -----------
    Total liabilities and stockholders' equity                        $ 1,444,451            $ 1,233,734            $ 1,237,621
                                                                      ===========            ===========            ===========

   The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Thirty-Nine Weeks Ended
                                                               -----------------------------------------------
                                                                   November 3,                  October 28,
                                                                      2001                         2000
                                                               ------------------           ------------------

                                                                           (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $           25,996           $           76,705
Loss on contingent lease obligations                                      105,000                            -
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization of property                              45,217                       39,938
    Loss on property disposals                                                315                          166
    Other noncash items (net)                                                  93                           80
    Deferred income taxes                                                 (42,699)                          84
    Tax benefit from exercise of stock options                             17,565                        9,716
    Increase (decrease) in cash due to changes in:
         Accounts receivable                                               (1,536)                      (7,846)
         Merchandise inventories                                         (171,961)                    (138,131)
         Prepaid expenses                                                    (619)                       9,027
         Other assets                                                      (7,024)                      (1,215)
         Accounts payable                                                 137,046                       96,110
         Accrued expenses                                                   8,397                       (2,687)
         Accrued income taxes                                             (15,090)                     (12,836)
         Other noncurrent liabilities                                       2,157                        6,173
                                                               ------------------           ------------------
Net cash provided by operating activities                                 102,857                       75,284
                                                               ------------------           ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities                                               -                       (5,001)
Sale of marketable securities                                                   -                        5,001
Property additions                                                       (123,897)                     (72,601)
Proceeds from property disposals                                                2                          201
                                                               ------------------           ------------------
Net cash used in investing activities                                    (123,895)                     (72,400)
                                                               ------------------           ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital lease obligations                                       (164)                        (148)
Proceeds from sale and issuance of common stock                            16,852                        8,468
Purchase of treasury stock                                                (67,734)                     (64,346)
                                                               ------------------           ------------------
Net cash used in financing activities                                     (51,046)                     (56,026)
                                                               ------------------           ------------------

Net decrease in cash and cash equivalents                                 (72,084)                     (53,142)
Cash and cash equivalents at beginning of year                            120,392                      118,008
                                                               ------------------           ------------------
Cash and cash equivalents at end of period                     $           48,308           $           64,866
                                                               ==================           ==================

Supplemental cash flow information:
  Interest paid, net                                           $              (72)          $              (46)
  Income taxes paid                                                        71,502                       60,770

Noncash financing and investing activities:
  Treasury stock issued for compensation plans                             41,012                       27,511



   The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                   Common
                                                   Stock          Additional                                            Total
                                                 Par Value          Paid-in        Retained       Treasury          Stockholders'
                                                    $.01           Capital          Earnings        Stock              Equity
                                               -------------    --------------   -------------  -------------      ---------------

                                                                  (Dollars in Thousands except Per Share Amount)

Balance, January 29, 2000                      $         744    $       85,958   $     517,052  $     (26,356)     $       577,398
     Net income                                            -                 -          76,705              -               76,705
     Sale and issuance of common stock                     -            (9,316)              -         27,511               18,195
     Purchase of treasury stock                            -                 -               -        (64,346)             (64,346)
                                               -------------    --------------   -------------  -------------      ---------------
Balance, October 28, 2000                      $         744    $       76,642   $     593,757  $     (63,191)     $       607,952
                                               =============    ==============   =============  =============      ===============



Balance, February 3, 2001                      $         744    $       75,583   $     648,528  $     (59,940)     $       664,915
     Net income                                            -                 -          25,996              -               25,996
     Sale and issuance of common stock                     -            (6,573)              -         41,012               34,439
     Purchase of treasury stock                            -                 -               -        (67,734)             (67,734)
                                               -------------    --------------   -------------  -------------      ---------------
Balance, November 3, 2001                      $         744    $       69,010   $     674,524  $     (86,662)     $       657,616
                                               =============    ==============   =============  =============      ===============

   The accompanying notes are an integral part of the financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The results for the quarter and nine months ended November 3, 2001 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, the Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have historically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

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

4. The components of interest income, net were as follows (amounts in thousands):

                                                 Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                                 --------------------   -----------------------
                                                  Nov. 3,    Oct. 28,     Nov. 3,     Oct. 28,
                                                   2001        2000        2001         2000
                                                  ------     -------     --------     --------
  Interest income                                 $  739     $1,280      $  3,295      $  4,015
  Capitalized interest                               128        129           384           374
  Interest expense on debt                           (77)       (76)         (228)         (224)
  Interest expense on capital leases                 (51)       (56)         (156)         (172)
                                                  ------    -------      --------       -------
  Interest income, net                            $  739    $ 1,277      $  3,295       $ 3,993
                                                  ======    =======      ========       =======

5. The following details the calculation of earnings per share for the periods presented below (amounts in thousands except per share amounts):

                                                   Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                                   ---------------------  -----------------------
                                                    Nov. 3,     Oct. 28,   Nov. 3,      Oct. 28,
                                                     2001         2000      2001          2000
                                                   --------     -------   --------      --------
  Net income (loss)                                $(33,464)    $27,391   $ 25,996      $ 76,705
                                                   ========     =======   ========      ========

  Weighted-average number of common
  shares outstanding, used for basic
  computation                                        72,526      72,517     72,711        73,020
  Plus: Incremental shares from assumed
  exercise of stock options                               -       1,443      1,535         1,539
                                                   --------     -------   --------      --------
  Weighted-average number of common
  and dilutive potential common shares
  outstanding                                        72,526      73,960     74,246        74,559
                                                   ========     =======   ========      ========

  Basic earnings (loss) per share                  $  (0.46)    $  0.38   $   0.36      $   1.05
                                                   ========     =======   ========      ========

  Diluted earnings (loss) per share                $  (0.46)    $  0.37   $   0.35      $   1.03
                                                   ========     =======   ========      ========

6. In the quarter ended November 3, 2001, the Company recorded a pre-tax charge of $105.0 million for its estimated loss associated with 41 current House2Home, Inc. leases. On an after-tax basis, this charge was $63.0 million, or $.87 per share. Both BJ's and House2Home (formerly HomeBase, Inc.) had been part of Waban Inc. prior to 1997 and were part of The TJX Companies, Inc. ("TJX") prior to 1989. In connection with the spin-off of Waban from TJX in 1989, Waban agreed to indemnify TJX against any liabilities TJX might incur with respect to these leases. Pursuant to a subsequent agreement, BJ's agreed to indemnify TJX for 100% of House2Home's lease liabilities guaranteed by TJX through January 31, 2003 and for 50% of any such liabilities thereafter. House2Home filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code on November 7, 2001.

    The loss recorded in the third quarter was based on the present value of rent liabilities under the House2Home leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. A discount rate of 6% was used to calculate the present value of the obligations. Payments that the Company makes to settle its lease indemnification obligations will reduce operating cash flows in varying amounts over the remaining terms of the House2Home leases, which extend up to 15 years. The Company believes that these payments will not have a material impact on its future financial condition or cash flows and that the reserves recorded in the financial statements adequately provide for its indemnification obligations. However, there can be no assurance that the Company's actual liability under the TJX indemnification agreement will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease the House2Home properties.

7. The Financial Accounting Standards Board has issued four new standards since June 2001:

    . Statement of Financial Accounting Standards ("SFAS") No. 141, "Business
      Combinations," addresses financial accounting and reporting for all business combinations initiated after June 30, 2001 and for combinations accounted for using the purchase method for which the date of acquisition is after June 30, 2001.

    . SFAS No. 142, "Goodwill and Other Intangible Assets," addresses financial accounting and reporting for acquired goodwill and other intangible assets and how they should be accounted for after initial recognition in the financial statements. This statement becomes effective in 2002, except that goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of the statement.

    . SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement becomes effective in 2003.

    . SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived
      Assets," supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121. This statement becomes effective in 2002.

    The adoption of SFAS Nos. 141, 142 and 144 is not expected to have a material impact on the Company's results of operations, financial position or cash flows, or to produce any major changes in current disclosures. The Company is in the process of evaluating the requirements of SFAS No. 143.

8. The Company operated 125 clubs on November 3, 2001 versus 114 clubs on October 28, 2000.

9. Certain amounts in the prior year's financial statements have been reclassified for comparative purposes.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations


Thirteen Weeks (Third Quarter) and Thirty-Nine Weeks Ended November 3, 2001 versus Thirteen and Thirty-Nine Weeks Ended October 28, 2000.

Results of Operations

Net sales for the third quarter ended November 3, 2001 rose 7.5% to $1.24 billion from $1.15 billion reported in last year's third quarter. Net sales for the first nine months of the current year totaled $3.6 billion, 9.0% higher than last year's comparable period. These increases were due to the opening of new stores and gasoline stations and comparable store sales increases of 2.9% for the third quarter and 3.8% year-to-date. Consistent with the trend to date, food sales continued to be strong in the third quarter, while general merchandise sales remained soft, particularly after the terrorist attacks on September 11, 2001. Total revenues in the third quarter included membership fees of $27.2 million versus $23.1 million in last year's third quarter. Year-to-date membership fees were $78.2 million versus $67.4 million last year. This year's results benefited from an increase in the membership fee for Business and Inner Circle members from $35 to $40, effective January 1, 2001.

Cost of sales (including buying and occupancy costs) was 91.35% of net sales in this year's third quarter versus 91.12% in the comparable period last year. For the first nine months, the cost of sales percentage was 91.33% versus 91.29% last year. These decreases were due mainly to the increased sales contribution of gasoline, higher expenses for utilities and other occupancy costs, and initial excess capacity costs at the Company's new cross-dock facility in Burlington, New Jersey. Because of a less favorable merchandise mix in this year's third quarter, the merchandise gross margin rate (excluding gasoline) was slightly lower than the rate in last year's third quarter. On a year-to-date basis, this year's gross margin rate was higher than last year's rate.

Selling, general and administrative ("SG&A") expenses were 6.85% of net sales in the third quarter versus 7.18% in last year's comparable period. Year-to-date SG&A expenses were 6.96% of net sales this year versus 7.18% last year. These percentage decreases were attributable mainly to effective control of expenses, particularly payroll, an increase in gasoline sales, which have low related SG&A costs, and reduced year-to-date advertising costs for new clubs.

Preopening expenses were $5.5 million in the third quarter compared with $3.1 million in last year's third quarter. Year-to-date preopening expenses totaled $8.0 million this year versus $6.8 million last year. The Company has opened seven new clubs this year, all in the third quarter. Last year the Company opened seven new clubs through October, three of which opened in the third quarter, and relocated one club.

Third quarter operating income of $47.3 million was 9.3% higher than last year's $43.3 million in the comparable period. Excluding preopening expenses, third quarter operating income was 14.0% higher than last year's third quarter operating income. Year-to-date operating income was $141.4 million, 17.1% higher than last year's $120.7 million.

Interest income, net was $.7 million in the third quarter versus $1.3 million in last year's third quarter. For the first nine months, interest income, net was $3.3 million compared with last year's $4.0 million. These decreases were due mainly to lower interest rates, which reduced income earned on invested cash.

In the quarter ended November 3, 2001, the Company recorded a pre-tax charge of $105.0 million for its estimated loss associated with 41 current House2Home, Inc. leases. On an after-tax basis, this charge was $63.0 million, or $.87 per share. Both BJ's and House2Home (formerly HomeBase, Inc.) had been part of Waban Inc. prior to 1997 and were part of The TJX Companies, Inc. ("TJX") prior to 1989. In connection with the spin-off of Waban from TJX in 1989, Waban agreed to indemnify TJX against any liabilities TJX might incur with respect to these leases. Pursuant to a subsequent agreement, BJ's agreed to indemnify TJX for 100% of House2Home's lease liabilities guaranteed by TJX through January 31, 2003 and for 50% of any such liabilities thereafter. House2Home filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code on November 7, 2001.

The loss on contingent lease obligations recorded in the third quarter was based on the present value of rent liabilities under the House2Home leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. A discount rate of 6% was used to calculate the present value of the obligations.

The Company's year-to-date tax provision was 34.5% of pre-tax income versus 38.5% of pre-tax income in last year's comparable period. This decrease was due to the effect of the tax benefit on the loss on contingent lease obligations.

The Company recorded a net loss of $33.5 million, or $.46 per share, in this year's third quarter and net income of $26.0 million, or $.35 per diluted share, year-to-date. Excluding the loss on contingent lease obligations, third quarter net income was $29.5 million, or $.40 per diluted share, compared with $27.4 million, or $.37 per diluted share, in last year's third quarter. Excluding the loss on contingent lease obligations, net income in this year's first nine months was $89.0 million, or $1.20 per diluted share, versus $76.7 million, or $1.03 per diluted share, in last year's comparable period.

The Company expects to open five new clubs in the fourth quarter, one more than the number of new clubs opened in last year's fourth quarter. Additionally, the Company plans to relocate one club in this year's fourth quarter.

In the fourth quarter of this year, the Company expects to continue to benefit from the membership fee increase noted above. Because members renew throughout the year and because membership fee income is recognized over the life of the membership, the benefit of the fee increase is being recognized over a two-year period. This year's fourth quarter comparison will also be positively impacted by last year's $2.6 million pre-tax charge associated with the relocation of the Company's cross-dock facility from Bristol, Pennsylvania, to Burlington, New Jersey.

The expected benefits noted in the preceding paragraph are projected to be offset by a number of factors. The percentage increase in comparable store sales for the fourth quarter may be less than that of the first three quarters to date due to uncertainty in the economy, which has dampened general merchandise sales. General merchandise sales historically have contributed a higher proportion of the Company's total sales in the fourth quarter. The Company will continue to absorb initial excess capacity costs for its new cross-dock facility in Burlington, New Jersey, which opened in April 2001, and which has approximately twice the capacity of the facility it replaced. Higher than normal rate increases for employee medical benefits are expected to continue in the fourth quarter and into next year. Fourth quarter preopening expenses are expected to increase over last year, as the Company plans to open five new clubs, relocate one club and incur a modest amount of preopening expenses for clubs expected to open in early 2002. Four new clubs were opened in last year's fourth quarter. Advertising costs for new clubs are also expected to increase over last year due to the large number of late third quarter and fourth quarter openings. Fourth quarter interest income is projected to be significantly lower than last year's fourth quarter as interest rates continue to be well below those of a year ago. Beginning in the fourth quarter, the Company will be recording an accretion charge related to changes in the present value of its contingent lease obligations. Finally, the Company will not benefit from the impact of a 53-week fiscal year, as it did in 2000. The Company estimates that the extra week contributed approximately three cents per diluted share to last year's fourth quarter financial results. Taking all these factors together, the percentage increase in fourth quarter earnings per share over last year is expected to be less than that of the first three quarters to date (excluding the loss on contingent lease obligations).

Seasonality

The Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have historically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards

The Financial Accounting Standards Board has issued four new standards since June 2001:

   . Statement of Financial Accounting Standards ("SFAS") No. 141, "Business
     Combinations," addresses financial accounting and reporting for all business combinations initiated after June 30, 2001 and for combinations accounted for using the purchase method for which the date of acquisition is after June 30, 2001.

   . SFAS No. 142, "Goodwill and Other Intangible Assets," addresses financial accounting and reporting for acquired goodwill and other intangible assets and how they should be accounted for after initial recognition in the financial statements. This statement becomes effective in 2002, except that goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of the statement.

   . SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement becomes effective in 2003.

   . SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived
     Assets," supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121. This statement becomes effective in 2002.

The adoption of SFAS Nos. 141, 142 and 144 is not expected to have a material impact on the Company's results of operations, financial position or cash flows, or to produce any major changes in current disclosures. The Company is in the process of evaluating the requirements of SFAS No. 143.

Liquidity and Capital Resources

Net cash provided by operating activities was $102.9 million in the first nine months of 2001 versus $75.3 million in last year's comparable period. Cash provided by net income before depreciation and amortization and the post-tax loss on contingent lease obligations was $134.2 million year-to-date versus $116.6 million in last year's comparable period. Cash provided by the tax benefit from the exercise of stock options was $7.8 million higher than last year through the first nine months.

Cash expended for property additions was $123.9 million in the first nine months of 2001 versus $72.6 million in the first nine months of 2000. The Company has opened seven new clubs year-to-date versus seven new clubs and one relocation in the comparable period last year. The relocation of the Company's cross-dock facility to Burlington, New Jersey, was completed in April 2001. All five clubs plus one relocation expected to open in the fourth quarter, as well as several new clubs scheduled for opening in 2002, are currently under construction. Five of this year's openings will be at owned locations; three of last year's new clubs are owned. Thirteen new gas stations were opened in the first nine months of this year versus twelve in last year's comparable period.

The Company's capital expenditures are expected to total approximately $150 million in 2001, based on plans to open twelve new clubs, relocate one club, and open approximately 25 gas stations. Total expected capital expenditures in 2001 include approximately $20 million for clubs projected to open in 2002. The timing of actual club openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

During the first nine months of 2001, the Company repurchased 1,485,700 shares of common stock for $67.7 million, or an average price of $45.59 per share. On May 24, 2001 and September 25, 2001, the Board of Directors authorized the repurchase of an additional $50 million and $100 million, respectively, of the Company's stock. From the inception of its repurchase activities in August 1998 through November 3, 2001, the Company has repurchased a total of $198.0 million of stock at an average price of $30.66 per share. The Company's remaining repurchase authorization was $102.0 million as of November 3, 2001.

The Company has a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement includes a $50 million sub-facility for letters of credit, of which $3.7 million was outstanding at November 3, 2001. The Company is required to pay an annual facility fee which is currently 0.10% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.25%, (b) the agent bank's prime rate or (c) a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, and prohibit the payment of cash dividends on the Company's common stock. In September 2001, the agreement was amended to generally limit the cumulative repurchase of the Company's common stock to $110 million plus 50% of net income (as defined by the agreement) earned after January 30, 1998.

The Company also maintains a separate $41 million facility for letters of credit, primarily to support the purchase of inventories, of which $6.7 million was outstanding at November 3, 2001, and an additional $20 million uncommitted credit line for short-term borrowings.

The increases in inventory and accounts payable from October 28, 2000 to November 3, 2001 were due mainly to new clubs. The increases in inventory and accounts payable since February 3, 2001 were due mainly to normal seasonal requirements and new clubs. Increases in deferred tax assets since last year were attributable to the recording of associated liabilities for contingent lease obligations in the quarter ended November 3, 2001.

Payments that the Company makes to settle its lease indemnification obligations will reduce operating cash flows in varying amounts over the remaining terms of the House2Home leases, which extend up to 15 years. The Company believes that these payments will not have a material impact on its future financial condition or cash flows and that the reserves recorded in the financial statements adequately provide for its indemnification obligations. However, there can be no assurance that the Company's actual liability under the TJX indemnification agreement will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease the House2Home properties.

Cash and cash equivalents totaled $48.3 million as of November 3, 2001 and there were no borrowings outstanding on that date. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through the next twelve months. However, the Company may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results

This report contains a number of "forward-looking statements," including statements regarding membership fee income, comparable store sales, employee medical benefit costs, preopening and advertising expenses, contingent lease obligations under the Company's indemnification agreement with TJX, earnings per share, planned capital expenditures, planned store and gas station openings and relocations and other information with respect to the Company's plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, general economic conditions and consumer confidence levels; weather conditions; state and local regulation in the Company's markets; competitive conditions; the Company's success in settling lease obligations under the Company's indemnification agreement with TJX; and events which might cause the Company's 1997 spin-off from Waban Inc. not to qualify for tax-free treatment. Each of these factors is discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

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

Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its potential exposure to market risk as of November 3, 2001 is not material because of the short contractual maturities of its cash and cash equivalents. No bank debt was outstanding at November 3, 2001. The Company has not used derivative financial instruments.

                          PART II.  OTHER INFORMATION



Item 6 -  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.21c Third Amendment dated as of September 21, 2001 to the Credit Agreement dated July 9, 1997.

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended November 3, 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BJ'S WHOLESALE CLUB, INC.
                                         -------------------------
                                         (Registrant)



Date:    December 12, 2001               /S/ JOHN J. NUGENT
      ----------------------             -------------------
                                         John J. Nugent
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Date:    December 12, 2001               /S/ FRANK D. FORWARD
      ----------------------             --------------------
                                         Frank D. Forward
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)