Form 10-K
period 2002-02-02
BJS WHOLESALE CLUB INC
filed 2002-04-18
CIK 1037461

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                    FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended February 2, 2002
                                      OR
         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 001-13143

                           BJ'S WHOLESALE CLUB, INC.
            (Exact name of registrant as specified in its charter)

                     Delaware                     04-3360747
                 (State or other               (I.R.S. Employer
                 jurisdiction
               of incorporation or
                 organization)                Identification No.)
                 One Mercer Road
              Natick, Massachusetts                  01760
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

   The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 31, 2002 was approximately $3,179,398,000 based on the closing price of $44.70 on the New York Stock Exchange as of such date.

   There were 71,246,351 shares of the Registrant's Common Stock, $.01 par value, outstanding as of March 31, 2002.

                      Documents Incorporated by Reference

   Portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders (Part III).

================================================================================

                                    PART I

Item 1.  Business

  General

   BJ's Wholesale Club introduced the warehouse club concept to New England in 1984 and has since expanded to become a leading warehouse club operator in the eastern United States. As of February 2, 2002, BJ's operated 130 warehouse clubs in 15 states and had approximately 6.9 million members. The table below shows the number of BJ's locations by state.

                                           Number of
                            State          Locations
                            -----          ---------
                            New York......     28
                            Florida.......     19
                            Massachusetts.     14
                            New Jersey....     14
                            Pennsylvania..     11
                            Ohio..........      8
                            Connecticut...      7
                            Maryland......      7
                            Virginia......      6
                            North Carolina      5
                            New Hampshire.      4
                            Rhode Island..      3
                            Maine.........      2
                            Delaware......      1
                            South Carolina      1
                                              ---
                               TOTAL......    130
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

   The fiscal year ended February 2, 2002 is referred to as "2001" or "fiscal 2001" below. Other fiscal years are referred to in a similar manner.

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

   The Company has developed an operating model that it believes differentiates it from its warehouse club competition. First, BJ's seeks to establish and maintain the leading industry position in each market where it operates. Second, by clustering its clubs, BJ's achieves the benefit of name recognition and maximizes the efficiencies of management support, distribution and marketing activities. Finally, BJ's places added focus on the retail customer, its Inner Circle(R) member, through merchandising strategies that emphasize a customer-friendly shopping experience. BJ's creates an exciting shopping experience for its members with a constantly changing mix of food and general merchandise items and carries a broader product assortment than its warehouse club competitors. By supplementing the warehouse format with aisle markers, express check-out lanes and low-cost video-based sales aids, BJ's makes shopping more efficient for its members. BJ's is also the only major warehouse club operator to accept manufacturers' coupons, which provides added value for its members, and to accept VISA(R) and MasterCard(R) payment cards chainwide. Beginning in 2000, BJ's equipped its clubs to process on-line debit transactions. Management believes these strategies aimed at the general consumer allow BJ's to achieve higher operating margins than its warehouse club competitors.

  Expansion

   Since the beginning of 1996, BJ's has grown from 71 clubs to 130 clubs in operation at February 2, 2002. Approximately 46% of BJ's clubs have been in operation for fewer than six years, and most of these are considered to be in the early stages of maturation.

   BJ's plans to open approximately 13 or 14 new clubs in the current year, entering the Atlanta market with five new clubs, and continuing to fill in existing markets. Longer term, BJ's plans to increase the square footage of the chain by an average of 10% annually.

                        Clubs      Clubs    Clubs      Clubs
                     in Operation  Opened   Closed  in Operation
                     at Beginning  During   During     at End
                Year   of Year    the Year the Year   of Year
                ---- ------------ -------- -------- ------------
                1996      71         10       --         81
                1997      81          4        1         84
                1998      84         12       --         96
                1999      96         11       --        107
                2000     107         11       --        118
                2001     118         12       --        130

   In addition to the club openings shown above, BJ's relocated one club in each of 2000 and 2001.

  Store Profile

   As of February 2, 2002, BJ's operated 115 traditional size "big box" warehouse clubs that averaged approximately 111,000 square feet and 15 smaller format warehouse clubs that averaged approximately 69,000 square feet. The smaller format clubs are designed to serve markets whose population is not sufficient to support a full-sized warehouse club. Including space for parking, a typical full-sized BJ's club requires nine to eleven acres of land. The smaller version typically requires approximately eight acres. BJ's clubs are located in both free-standing locations and shopping centers.

   Construction and site development costs for a full-sized owned BJ's club generally range from $5 million to $7 million. Land acquisition costs for a club generally range from $3 million to $5 million, but can be significantly higher in some locations. BJ's also invests approximately $2.6 million for fixtures and equipment and $2 million for inventory (net of accounts payable), and incurs approximately $.8 million for preopening costs in a new full-sized club.

  Merchandising

   BJ's services its existing members and attracts new members by providing a broad range of high quality, brand name merchandise at everyday prices that are consistently lower than the prices of traditional wholesalers, discount retailers, supermarkets, supercenters and specialty retail operations. BJ's limits the items offered in each product line to fast selling styles, sizes and colors, carrying an average of approximately 6,000 active stockkeeping units (SKU's). By contrast, supermarkets normally stock from 27,000 to 52,000 SKU's, and supercenters typically stock up to 125,000 SKU's. BJ's works closely with manufacturers to develop packaging and sizes which are best suited to selling through the warehouse club format in order to minimize handling costs and to provide increased value to members.

   Excluding gasoline, food accounted for approximately 61% of BJ's sales in 2001. The remaining 39% consisted of a wide variety of general merchandise items. Food categories at BJ's include frozen foods, fresh meat and dairy products, dry grocery items, fresh produce and flowers, canned goods, and household paper products and cleaning supplies. General merchandise includes office supplies and equipment, consumer electronics, prerecorded media, small appliances, auto accessories, tires, jewelry, housewares, health and beauty aids, computer software, books, greeting cards, apparel, tools, toys and seasonal items. BJ's believes that more than 70% of its products are items that can also be found in supermarkets.

   To ensure that its merchandise selection is closely attuned to the tastes of its members, BJ's employs regional buyers who are responsible for tailoring the product selection in individual warehouse clubs to the regional and ethnic tastes of the local market. BJ's is increasingly using checkout data to understand and respond to member preferences.

   BJ's continued to expand its private label program during 2001. Products are sold under two labels: "Executive Choice(TM)" for products targeted to business members, and "Berkley and Jensen(TM)" for products targeted to BJ's Inner Circle members. BJ's private label products are premium quality only and generally are priced 20% lower than the top branded competing product. At the end of 2001, products sold under BJ's private labels had achieved a sales penetration of nearly 4% on an annualized basis. BJ's expects its private label products to represent an increasing percentage of total revenues over time.

   BJ's plans to test pharmacies in the five Atlanta clubs scheduled to open in 2002 and in three existing Massachusetts clubs, which are being retrofitted for this business.

   In 2002, BJ's also plans to begin offering members the ability to purchase and activate phone cards and gift certificates at the cash registers, which is expected to substantially boost those businesses.

   BJ's also offers a number of specialty services that are designed to enable members to complete more of their shopping at BJ's and to encourage more frequent trips to the clubs. Most of these services are provided by outside operators in space leased from BJ's. Specialty services include full-service optical stores, food courts, some of which offer brand name fast food service, on-site photo service, BJ's Vacations(R), a selection of garden sheds and gazebos, a propane tank filling service, and a muffler and brake service operated in conjunction with Monro Muffler/Brake and Speedy Auto Service, and Tuffy Automobile Service Centers. A test of a mini-branch bank concept continues in three BJ's clubs.

   As of February 2, 2002, BJ's has opened gas stations at 55 of its clubs. The gas stations are generally self-service, relying on "pay at the pump" technology that accepts MasterCard, VISA, Discover(R) and debit card transactions. Cash is also accepted at some locations. Both regular and premium gasoline are available. BJ's has generally maintained its gas prices at well below the average prices in each market. Results to date have shown increased sales and membership at clubs with gas stations. BJ's plans to continue expanding this service in 2002.

   The Company's "BJ's Premier Benefits(TM)" program is designed to enhance the value of BJ's membership, particularly to business members. Included in the program are discounted payroll processing, payment processing of all major credit cards, participation in an established preferred medical provider network that provides comprehensive health care services at discounted rates, local and long-distance phone and Internet access, rebates on the buying and selling of residential real estate, BJ's Vacations and printing of business forms, checks and signs. Unlike its warehouse club competitors who charge a premium for similar services, participation in Premier Benefits is open to all BJ's members and is included in the regular cost of BJ's membership.

  Membership

   Paid membership is an essential part of the warehouse club concept. In addition to providing a source of revenue which permits BJ's to offer low prices, membership reinforces customer loyalty. BJ's has two types of members: business members and Inner Circle members. BJ's Inner Circle members are likely to be home owners whose incomes are above the average for the Company's trading areas. BJ's believes that a significant percentage of its business members also shops BJ's actively for their personal needs. The Company had approximately 6.9 million members (including supplemental cardholders) at February 2, 2002.

   BJ's generally charges $40 per year for a primary Inner Circle membership that includes one free supplemental membership. Members in the same household may purchase additional supplemental memberships for $20 each. A business membership also costs $40 per year and includes one free supplemental membership. Additional supplemental business memberships cost $20 each.

  Advertising and Public Relations

   BJ's increases customer awareness of its warehouse clubs primarily through direct mail, public relations efforts, new store marketing programs, and television and radio advertising (some of which is vendor funded) during the holiday season. BJ's also employs dedicated marketing personnel who solicit potential business members and who contact other selected organizations to increase the number of members. From time to time, BJ's runs free trial membership promotions to attract new members, with the objective of converting them to paid membership status, and also uses one-day passes to introduce non-members to its warehouse clubs. These programs result in very low marketing expenses compared with typical retailers.

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

   The Company works closely with manufacturers to minimize the amount of handling required once merchandise is received at a club. Most merchandise is pre-marked by the manufacturer so that it does not require ticketing at the club. Merchandise for sale is generally displayed on pallets containing large quantities of each item, thereby reducing labor required for handling, stocking and restocking. Back-up merchandise is generally stored in steel racks above the sales floor.

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

   BJ's is the only warehouse club operator to accept both MasterCard and VISA chainwide. Beginning in 2000, BJ's equipped its clubs to process on-line debit transactions. Additionally, BJ's members may pay for their purchases by cash, check or Discover Card.

   In 2002, BJ's plans to roll out a new BJ's co-branded MasterCard underwritten by a major financial institution on a non-recourse basis. Purchases made at BJ's with the co-branded MasterCard will earn a 1.5% rebate. All other purchases with the BJ's MasterCard will earn rebates ranging from .5% to 1.0%. Rebates up to $500 per year per membership account will be issued in the form of BJ's Bucks(R) certificates redeemable for merchandise at any BJ's club.

  Information Systems

   Over the course of its development, BJ's has made a significant investment in information systems. BJ's was the first warehouse club operator to introduce scanning devices which work in conjunction with its electronic point of sale
(EPOS) terminals. Beginning in 2000, BJ's rolled out "360 degree" scanning and upgraded the cash register printers at the checkout stations in its clubs to enhance the efficiency of the checkout process. In 2001, an on-line refund system was implemented at the clubs to more effectively process sales returns. In 2002, BJ's plans to complete the implementation of a new inventory replenishment system and to test self-checkout technology in two Massachusetts clubs.

   Sales data is analyzed daily for replenishment purposes. Detailed purchasing data permits the buying staff and store managers to track changes in members' buying behavior. Detailed shrinkage information by SKU by club allows management to quickly identify inventory shrinkage problems and formulate effective action plans.

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

   A large number of competitive membership warehouse clubs exists in BJ's markets. Approximately 86% of BJ's 115 full-sized warehouse clubs have at least one competitive membership warehouse club in their trading areas at a distance of about ten miles or less. None of the smaller format clubs has direct competition from other warehouse clubs within ten miles.

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

  Employees

   As of February 2, 2002, BJ's had approximately 15,800 full-time and part-time employees ("team members"). None of the Company's team members is represented by a union. BJ's considers its relations with its team members to be excellent.

Item 2.  Properties

   BJ's operated 130 warehouse club locations as of February 2, 2002, of which 80 are leased under long-term leases and 40 are owned. BJ's owns the buildings at the remaining 10 locations, which are subject to long-term ground leases. A listing of BJ's locations within each state is shown on page 2.

   The unexpired terms of BJ's leases range from approximately 1.5 to 39 years, and average approximately 14 years. BJ's has options to renew all but one of its leases for periods that range from approximately 5 to 50 years and average approximately 21 years. These leases require fixed monthly rental payments which are subject to various adjustments. Certain leases require payment of a percentage of the warehouse club's gross sales in excess of certain amounts. Generally, all leases require that BJ's pay all property taxes, insurance, utilities and other operating costs.

   BJ's home offices in Natick, Massachusetts, occupy 156,000 square feet under leases expiring January 31, 2006, with options to extend these leases through January 31, 2011. The Company also leases two cross-dock facilities, which occupy a total of 776,000 square feet under leases which expire in 2010 and 2021, with options to extend these leases through 2025 and 2041, respectively.

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

Item 4.  Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended February 2, 2002.

Item 4A.  Executive Officers of the Registrant

      Name        Age Office and Employment During Last Five Years
      ----        --- --------------------------------------------

Herbert J. Zarkin 63              Chairman of the Board of the Company since July 1997; President, Chief
                                  Executive Officer and Director of Waban (1993-1997); Executive Vice
                                  President of Waban (1989-1993); President of the BJ's Division of Waban (the
                                  "BJ's Division") (1990-1993)

John J. Nugent... 55              President, Chief Executive Officer and Director of the Company since July
                                  1997; Executive Vice President of Waban and President of the BJ's Division
                                  (1993-1997)

Frank D. Forward. 47              Executive Vice President and Chief Financial Officer of the Company since
                                  July 1997; Executive Vice President, Finance of the BJ's Division from
                                  February 1997 to July 1997; Senior Vice President, Finance of the BJ's
                                  Division (1994-1997)

Laura J. Sen..... 45              Executive Vice President, Merchandising of the Company since July 1997;
                                  Executive Vice President, Merchandising of the BJ's Division from February
                                  1997 to July 1997; Senior Vice President, General Merchandise of the BJ's
                                  Division (1993-1997)

Michael T. Wedge. 48              Executive Vice President, Club Operations of the Company since July 1997;
                                  Executive Vice President, Sales Operations of the BJ's Division from February
                                  1997 to July 1997; Senior Vice President, Sales Operations of the BJ's
                                  Division (1993-1997)

Sarah M. Gallivan 59              Vice President and General Counsel of the Company since July 1997; Vice
                                  President and General Counsel of Waban (1989-1997)

   All officers serve at the discretion of the Board of Directors and hold office until the next annual meeting of the Board of Directors and until their successors are elected and qualified.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

   The common stock of the Company is listed on the New York Stock Exchange (symbol "BJ"). The quarterly high and low stock prices for the fiscal years ended February 2, 2002 and February 3, 2001 were:

                          Fiscal Year Ended Fiscal Year Ended
                          February 2, 2002  February 3, 2001
                          ----------------- -----------------
                  Quarter   High     Low      High     Low
                  -------  ------   ------   ------   ------
                  First.. $48.35   $41.33   $41.38   $26.75
                  Second.  57.24    41.34    38.00    27.88
                  Third..  56.86    39.25    37.94    29.25
                  Fourth.  52.70    39.57    43.35    28.88

   The approximate number of stockholders of record at March 31, 2002 was 2,300. The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. For restrictions on the payment of dividends, see Note C of Notes to the Consolidated Financial Statements included elsewhere in this report.

Item 6.  Selected Financial Data

                                                                       Fiscal Year Ended
                                                   ---------------------------------------------------------
                                                     Feb. 2,     Feb. 3,    Jan. 29,   Jan. 30,    Jan. 31,
                                                      2002        2001        2000       1999        1998
                                                   ----------  ----------  ---------- ----------  ----------
                                                               (53 Weeks)                         (53 Weeks)
                                                          (Dollars in Thousands except Per Share Data)
Income Statement Data
Net sales......................................... $5,161,164  $4,828,273  $4,115,825 $3,476,846  $3,159,786
Membership fees and other.........................    118,566     103,822      90,422     75,335      67,556
                                                   ----------  ----------  ---------- ----------  ----------
Total revenues....................................  5,279,730   4,932,095   4,206,247  3,552,181   3,227,342
                                                   ----------  ----------  ---------- ----------  ----------
Cost of sales, including buying and occupancy
  costs...........................................  4,686,429   4,376,451   3,725,638  3,154,017   2,872,303
Selling, general and administrative expenses......    350,000     339,305     293,538    255,087     231,203
Preopening expenses...............................     10,343       8,471       9,536      7,743       3,190
Pension termination costs.........................         --          --          --      1,521          --
                                                   ----------  ----------  ---------- ----------  ----------
Operating income..................................    232,958     207,868     177,535    133,813     120,646
Interest income (expense), net....................      3,934       5,955       3,785        956      (8,733)
Loss on contingent lease obligations..............   (106,359)         --          --         --          --
                                                   ----------  ----------  ---------- ----------  ----------
Income before income taxes and cumulative
  effect of accounting principle changes..........    130,533     213,823     181,320    134,769     111,913
Provision for income taxes........................     48,185      82,322      70,171     52,964      43,646
                                                   ----------  ----------  ---------- ----------  ----------
Income before cumulative effect of accounting
  principle changes...............................     82,348     131,501     111,149     81,805      68,267
Cumulative effect of accounting principle
  changes.........................................         --          --          --    (19,326)         --
                                                   ----------  ----------  ---------- ----------  ----------
Net income........................................ $   82,348  $  131,501  $  111,149 $   62,479  $   68,267
                                                   ==========  ==========  ========== ==========  ==========
Income per common share:
 Basic earnings per share:
   Income before cumulative effect of
     accounting principle changes................. $     1.14  $     1.80  $     1.51 $     1.09  $     0.91
   Cumulative effect of accounting principle
     changes......................................         --          --          --      (0.26)         --
                                                   ----------  ----------  ---------- ----------  ----------
   Net income..................................... $     1.14  $     1.80  $     1.51 $     0.83  $     0.91
                                                   ==========  ==========  ========== ==========  ==========
 Diluted earnings per share:
   Income before cumulative effect of
     accounting principle changes................. $     1.11  $     1.77  $     1.47 $     1.07  $     0.90
   Cumulative effect of accounting principle
     changes......................................         --          --          --      (0.25)         --
                                                   ----------  ----------  ---------- ----------  ----------
   Net income..................................... $     1.11  $     1.77  $     1.47 $     0.82  $     0.90
                                                   ==========  ==========  ========== ==========  ==========
Pro forma amounts assuming accounting
  principle changes are applied retroactively (see
  Note below):
   Net income..................................... $   82,348  $  131,501  $  111,149 $   81,805  $   65,699
                                                   ==========  ==========  ========== ==========  ==========
   Basic earnings per common share................ $     1.14  $     1.80  $     1.51 $     1.09  $     0.88
                                                   ==========  ==========  ========== ==========  ==========
   Diluted earnings per common share.............. $     1.11  $     1.77  $     1.47 $     1.07  $     0.87
                                                   ==========  ==========  ========== ==========  ==========
Balance Sheet Data
Working capital................................... $  127,818  $  179,928  $  133,476 $  108,979  $  124,957
Total assets......................................  1,421,884   1,233,734   1,131,019    952,468     848,792
Long-term debt and obligations under capital
  leases..........................................      1,558       1,828       2,050     32,249      44,930
Stockholders' equity..............................    686,567     664,915     577,398    485,042     446,257

Clubs open at end of year.........................        130         118         107         96          84

Note: Pro forma amounts reflect results as if the changes in methods of accounting for membership fee revenues and preopening expenses adopted during the fiscal year ended January 30, 1999 had been in effect for all periods presented.

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

   Unless noted otherwise, the fiscal year ended February 2, 2002 is referred to as "2001." Other fiscal years are referred to in a similar manner.

  Critical Accounting Policies and Estimates

   The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates on an ongoing basis and makes judgments about the carrying value of assets and liabilities based on a number of factors. These factors include historical experience, guidance provided by outside experts and assumptions made by management that are believed to be reasonable under the circumstances. This section summarizes critical accounting policies and the related judgments involved in their application.

   The Company recognizes revenue from the sale of merchandise at the time of purchase by the customer. Membership fee revenue is recognized on a straight-line basis over the life of the membership, which is typically twelve months.

   Merchandise inventories are stated at the lower of cost, determined under the average cost method, or market. The Company recognizes the write-down of slow-moving or obsolete inventory in cost of sales when such write-downs are probable and estimable. Records are maintained at the stockkeeping unit (SKU) level. A report that details the number of weeks of selling supply for each SKU allows the merchandising staff to make timely markdown decisions to help maintain rapid inventory turnover, which is essential in the Company's business. The carrying value of any SKU whose selling price is marked down to below cost is immediately reduced to that selling price.

   The Company takes physical inventories of merchandise on a cycle basis at every location each year. A second physical inventory is taken at the end of the year at selected locations. The Company estimates a reserve for inventory shrinkage for the period between physical inventories. This estimate is based on historical results of previous physical inventories, shrinkage trends or other judgments management believes to be reasonable under the circumstances.

   The Company reviews the realizability of its long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Current and expected operating results and cash flows and other factors are considered in connection with the Company's reviews. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of individual clubs and consolidated net cash flows for long-lived assets not identifiable to individual clubs. Significant judgments are made in projecting future cash flows and are based on a number of factors, including the maturity level of the club, historical experience of clubs with similar characteristics, recent trends and general economic assumptions. Impairment losses are measured as the difference between the carrying amount and the fair value of the impaired assets.

   As of February 2, 2002, the Company had not established a valuation allowance for its deferred tax assets because those assets can be realized by offsetting deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on the Company's historical record and projected earnings. Significant changes in projections of future taxable income could result in the Company's establishment of a valuation allowance, which would reduce the carrying value of deferred tax assets.

   During the fiscal year ended February 2, 2002, the Company established reserves for its liability related to House2Home, Inc. ("House2Home") leases. Pursuant to an agreement with The TJX Companies, Inc. ("TJX"), BJ's had agreed to indemnify TJX for 100% of House2Home's lease liabilities guaranteed by TJX through January 31, 2003 and for 50% of any such liabilities thereafter. House2Home filed for bankruptcy in November 2001. (See Note B of Notes to Consolidated Financial Statements for additional information.) BJ's recorded liabilities are based on the present value of rent liabilities under the House2Home leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of these lease obligations. This rate was based on estimated borrowing rates for the Company based on the weighted-average period of time over which these obligations are expected to be paid.

   A considerable amount of judgment was involved in determining BJ's net liability related to House2Home leases, particularly in estimating potential sublease income. The Company obtained an independent appraisal to help make this determination. Assumptions included an average period of time it would take to sublease the properties and the amount of potential sublease income for each property. Net payments that the Company makes to settle its lease indemnification obligations will reduce operating cash flows in varying amounts over the remaining terms of the House2Home leases, which expire at various times up to 2016. Instead of subleasing the properties, BJ's may satisfy its obligations through lump-sum settlements, which could result in accelerated cash outflows. The Company believes that the liabilities recorded in the balance sheet adequately provide for its obligations. However, there can be no assurance that the Company's actual liability under the TJX indemnification agreement will not vary materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease the House2Home properties.

   The Company is primarily self-insured for worker's compensation and general liability claims. Reported reserves for these claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. Estimates are based on historical loss development factors, valuations provided by third-party actuaries and other assumptions believed to be reasonable under the circumstances.

   The Company is involved in various legal proceedings that are typical of a retail business. Along with outside legal counsel, the Company assesses its exposure related to these proceedings and determines the amount of accruals required, if any, for these contingencies.

  Results of Operations

   The following table presents income statement data for the last three fiscal years:

                                                             Fiscal Year Ended
                                         --------------------------------------------------------
                                          February 2, 2002    February 3, 2001   January 29, 2000
                                         ------------------  -----------------  -----------------
                                                                (53 weeks)
                                                     % of               % of               % of
                                            $      Net Sales    $     Net Sales    $     Net Sales
                                         --------  --------- -------- --------- -------- ---------
                                              (Dollars in Millions except Per Share Amounts)
Net sales............................... $5,161.1    100.0%  $4,828.3   100.0%  $4,115.8   100.0%
Membership fees and other...............    118.6      2.3      103.8     2.2       90.4     2.2
                                         --------    -----   --------   -----   --------   -----
Total revenues..........................  5,279.7    102.3    4,932.1   102.2    4,206.2   102.2
                                         --------    -----   --------   -----   --------   -----
Cost of sales, including buying and
  occupancy costs.......................  4,686.4     90.8    4,376.4    90.7    3,725.7    90.5
Selling, general and administrative
  expenses..............................    350.0      6.8      339.3     7.0      293.5     7.1
Preopening expenses.....................     10.3       .2        8.5      .2        9.5      .3
                                         --------    -----   --------   -----   --------   -----
Operating income........................    233.0      4.5      207.9     4.3      177.5     4.3
Interest income, net....................      3.9       .1        5.9      .1        3.8      .1
Loss on contingent lease obligations....   (106.4)    (2.1)        --      --         --      --
                                         --------    -----   --------   -----   --------   -----
Income before income taxes..............    130.5      2.5      213.8     4.4      181.3     4.4
Provision for income taxes..............     48.2       .9       82.3     1.7       70.2     1.7
                                         --------    -----   --------   -----   --------   -----
Net income.............................. $   82.3      1.6%  $  131.5     2.7%  $  111.1     2.7%
                                         ========    =====   ========   =====   ========   =====
Diluted net income per common share..... $   1.11            $   1.77           $   1.47
                                         ========            ========           ========
Number of clubs in operation at year end      130                 118                107

   Net sales increased by 6.9% from 2000 to 2001 and by 17.3% from 1999 to 2000. 2000 was a 53-week fiscal year. The increases in both years were due to the opening of new stores and to comparable store sales increases. Comparable store net sales (on a same-week basis) increased by 3.6% from 2000 to 2001 and by 5.1% from 1999 to 2000. Additionally, the Company expanded the number of gasoline stations it operates from 19 at the end of 1999 to 34 at the end of 2000 and 55 at the end of 2001.

   Total revenues included membership fees of $106.7 million in 2001, $91.3 million in 2000 and $79.3 million in 1999. The increase from 2000 to 2001 was due mainly to an increase in the membership fee for Business and Inner Circle members from $35 to $40, effective January 1, 2001, and to new members. The increase from 1999 to 2000 was attributable primarily to new members. Membership renewal rates in 2001 were within one percent of the previous year's all-time high rates for the Company. Business members renewed at a rate of 87% and Inner Circle members renewed at a rate of 83% in 2001.

   Cost of sales (including buying and occupancy costs) was 90.80% of net sales in 2001, 90.64% in 2000 and 90.52% in 1999. The increase in the cost of sales percentage from 2000 to 2001 was attributable mainly to the increased sales contribution of gasoline, higher expenses for utilities and other occupancy costs, and initial excess capacity at the Company's new cross-dock facility in Burlington, New Jersey. The increase in the cost of sales percentage from 1999 to 2000 was due primarily to the increased contribution of gasoline sales. The gross margin on gas is significantly lower than the overall gross margin for the rest of BJ's business. Excluding gas, merchandise gross margin as a percentage of sales rose slightly over the previous year in both 2001 and 2000.

   Selling, general and administrative ("SG&A") expenses were 6.78% of net sales in 2001, 7.03% in 2000 and 7.13% in 1999. The SG&A percentage was favorably impacted in the last two years by leveraging fixed expenses against both increased comparable store sales and a growing number of clubs, by effective control over operating expenses, particularly payroll, and by increased gasoline sales, which have low related SG&A costs. Significant technology investments made over the past few years have been a key factor in increasing payroll efficiency. The Company completed its rollout of debit card acceptance during 2000, which has helped to slow the growth rate of credit costs experienced before 2000.

   In 2000, the Company recorded pretax charges of $2.6 million associated with the relocation of its cross-dock facility from Bristol, Pennsylvania, to Burlington, New Jersey. This relocation was completed in April 2001. The Company recorded $1.6 million of the charges in SG&A expenses and $1.0 million in cost of sales, including buying and occupancy expenses.

   Preopening expenses were $10.3 million in 2001, $8.5 million in 2000 and $9.5 million in 1999. The Company opened twelve new clubs in 2001 and eleven new clubs in each of 2000 and 1999. One club was relocated in each of 2001 and 2000. A portion of 1999's preopening expenses was incurred for a club which opened in February 2000.

   Interest income, net was $3.9 million in 2001, $5.9 million in 2000 and $3.8 million in 1999. The decrease from 2000 to 2001 was attributable primarily to lower interest rates, which reduced income earned on invested cash. The increase from 1999 to 2000 was due primarily to higher invested cash balances. See Note K of Notes to Consolidated Financial Statements for a summary of the components of interest income and expense.

   The Company recorded pretax charges of $106.4 million in 2001 for its estimated loss associated with House2Home, Inc. ("House2Home") leases. On an after-tax basis, these charges were $63.8 million, or $.87 per diluted share. House2Home filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code on November 7, 2001. Both BJ's and House2Home (formerly HomeBase, Inc.) had been part of Waban Inc. prior to 1997 and were part of The TJX Companies, Inc. ("TJX") prior to 1989. In connection with the spin-off of Waban from TJX in 1989, Waban agreed to indemnify TJX against any liabilities TJX might incur with respect to these leases. Pursuant to a subsequent agreement, BJ's agreed to indemnify TJX for 100% of House2Home's lease liabilities guaranteed by TJX through January 31, 2003 and for 50% of any such liabilities thereafter.

   The loss on contingent lease obligations recorded in 2001 was based on the present value of rent liabilities under House2Home leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of the obligations.

   The Company's income tax provision was 36.9% of pretax income in 2001, 38.5% in 2000 and 38.7% in 1999. The decrease in the rates from 2001 to 2002 was due primarily to the effect of the tax benefit on the loss of contingent lease obligations, which was recorded at an incremental tax rate of 40%. Excluding the loss on contingent lease obligations, the Company's income tax was 38.3% of pretax income in 2001. The Company's effective state income tax rates have decreased slightly in each of the last two fiscal years.

   Net income was $82.3 million, or $1.11 per diluted share, in 2001. Excluding the loss on contingent lease obligations, pro forma net income was $146.2 million, or $1.98 per diluted share, in 2001 versus reported net income of $131.5 million, or $1.77 per diluted share, in 2000, and $111.1 million, or $1.47 per diluted share, in 1999. (The 2001 pro forma net income and per share amounts are not stated in accordance with accounting principles generally accepted in the United States, but the Company believes this information may be useful because of the nature of the loss, which is described above.)

   The Company expects to continue to benefit in 2002 from the membership fee increases that became effective January 1, 2001. Because members renew throughout the year and because membership fee income is realized over the life of the membership, the benefit of the fee increases is spread over a two-year period. The

Company expects that this benefit will be partially offset by the effect of higher than normal medical cost inflation on employee benefit costs, significantly higher property insurance costs in the wake of the terrorist attacks on September 11, 2001 and comparative excess capacity in the first quarter at the Company's new cross-dock facility, which opened in April 2001 in Burlington, New Jersey. Interest income is also projected to be lower than last year for the first half of 2002 because of considerably lower interest rates.

   A more evenly distributed schedule of new club openings in 2002 compared to 2001, when all new clubs were opened in the second half of the year, is expected to create uneven quarterly comparisons in preopening expenses. Based on the 2002 club opening schedule, these costs are projected to be higher than last year in the first two quarters and lower than last year in the third and fourth quarters.

   The Company plans to test pharmacies in the five new Atlanta clubs scheduled to open in 2002 and in three existing Massachusetts clubs, which are being retrofitted for this business. Because Atlanta is a market where BJ's has no other clubs, very limited name recognition and two entrenched competitors, the Company also plans to test a program of free first-year memberships during the preopening and initial opening periods of the new Atlanta clubs.

   In 2002, the Company plans to roll out a new BJ's co-branded MasterCard underwritten by a major financial institution on a non-recourse basis. Purchases made at BJ's with the co-branded MasterCard will earn a 1.5% rebate. All other purchases with the BJ's MasterCard will earn rebates ranging from .5% to 1.0%. Rebates up to $500 per year per membership account will be issued in the form of "BJ's Bucks" certificates redeemable for merchandise at any BJ's club.

  Seasonality

   The Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have typically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

  Recently Issued Accounting Standards

   The Financial Accounting Standards Board issued four new standards in 2001:

  . Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," addresses financial accounting and reporting for all business combinations initiated after June 30, 2001 and for combinations accounted for using the purchase method for which the date of acquisition is after June 30, 2001.

  . SFAS No. 142, "Goodwill and Other Intangible Assets," addresses financial accounting and reporting for acquired goodwill and other intangible assets and how they should be accounted for after initial recognition in the financial statements. This statement becomes effective in 2002, except that goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the provisions of the statement.

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

   Emerging Issues Task Force ("EITF") Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer," addresses the income statement characterization of consideration given by a vendor to a customer and provides guidance on recognizing and measuring sales incentives. EITF Issue No. 01-09 becomes effective in 2002.

   The adoption of SFAS Nos. 141, 142 and 144 and EITF Issue No. 01-09 is not expected to have a material impact on the Company's results of operations, financial position or cash flows, or to produce any major changes in current disclosures. The Company is in the process of evaluating the requirements of SFAS No. 143.

  Liquidity and Capital Resources

   Net cash provided by operating activities was $211.9 million in 2001 compared with $155.7 million in 2000 and $205.8 million in 1999. The lower amount in 2000 was attributable mainly to the decrease in cash provided by the change in accounts payable. Accounts payable balances were higher than normal at the beginning of 2000 due in part to the January replenishment of inventories in categories with millennium-related demand, much of which was paid for after the end of January 2000. Cash provided by net income before depreciation and amortization and the post-tax loss on contingent lease obligations was $207.8 million in 2001 versus $186.5 million in 2000 and $157.6 million in 1999.

   Cash expended for property additions was $166.3 million in 2001 versus $98.7 million in 2000. Included in 2001's property additions was $13.0 million of cash expended for clubs that will open in 2002. The Company opened twelve new clubs in 2001 and eleven new clubs in 2000, and relocated one club in each year. Five of the 2001 openings were at owned locations. Two of the 2000 openings and the relocated club (whose land was purchased in 1999) were at owned locations. The Company also opened 21 new gas stations in 2001 and 15 new gas stations in 2000.

   The Company expects that capital expenditures will total approximately $180 million in 2002, based on opening 13 or 14 new clubs and 20 to 25 gas stations, purchasing one club which was previously leased and providing initial capital for a third cross-dock facility scheduled to open in Florida in the spring of 2003. The Company expects to own approximately four of the new club locations opening in 2002 and also plans to spend approximately $10-$15 million in 2002 for clubs that will open in 2003. The timing of actual club openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

   In May and September of 2001, the Board of Directors authorized the repurchase of an additional $50 million and $100 million, respectively, of the Company's common stock in addition to the $150 million previously authorized. During 2001, the Company repurchased 2,145,700 shares of common stock for $95.8 million, or an average price of $44.64 per share. From the inception of its share repurchase activities in August 1998, the Company has repurchased a total of $226.1 million of common stock at an average cost of $31.76 per share. As of February 2, 2002, the Company's remaining repurchase authorization was $73.9 million.

   The Company has a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at February 2, 2002. The Company is required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.30%, (b) the agent bank's prime rate or (c) a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, and prohibit the payment of cash dividends on the Company's common stock. In September 2001, the agreement was amended to generally limit the cumulative repurchase of the Company's common stock to $110 million plus

50% of net income (as defined by the agreement) earned after January 30, 1998. The Company is in compliance with the covenants and other requirements set forth in its credit agreement. BJ's has no credit rating triggers that would accelerate the maturity date of debt if borrowings were outstanding under its credit agreement. The Company expects to enter into a new credit agreement before the current agreement expires.

   The Company also maintains a separate $41 million facility for letters of credit, primarily to support the purchase of inventories, of which $12.8 million was outstanding at February 2, 2002, and an additional $20 million uncommitted credit line for short-term borrowings.

   Increases in inventories and accounts payable from February 3, 2001 to February 2, 2002 were due mainly to the addition of new clubs. Increases in deferred tax assets since the end of last year were attributable primarily to the recording of related liabilities for lease indemnification obligations in 2001.

   Payments that the Company makes to settle its lease indemnification obligations will reduce operating cash flows in varying amounts over the remaining terms of the House2Home leases, which expire at various times up to 2016. As of February 2, 2002, the present value of these obligations totaled $106.2 million, including $44.1 million classified as current liabilities. This reflects the fact that BJ's is responsible for 100% of House2Home's lease liabilities through January 31, 2003 and the assumption of a certain average time period before sublease income begins to be realized. BJ's and TJX share equal responsibility for House2Home's leases after January 31, 2003. The Company may satisfy its obligations through lump-sum settlements, which could accelerate the timing of cash outflows. The Company believes that these payments will not have a material impact on its future financial condition or cash flows and that the liabilities recorded in the financial statements adequately provide for its indemnification obligations. However, there can be no assurance that the Company's actual liability under the TJX indemnification agreement will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease the House2Home properties.

   The following summarizes the Company's contractual cash obligations as of February 2, 2002 and the effect these obligations are expected to have on its liquidity and cash flows in future periods (in thousands):

                                                             Contingent
                                          Capital Operating     Lease
        Payments Due by Period   Total    Leases   Leases    Obligations
        ---------------------- ---------- ------- ---------- -----------
          Less than 1 year.... $  134,908 $  449  $   90,391  $ 44,068
          1-3 years...........    327,569  1,368     294,163    32,038
          More than 3 years...  1,182,457    570   1,151,783    30,104
                               ---------- ------  ----------  --------
                               $1,644,934 $2,387  $1,536,337  $106,210
                               ========== ======  ==========  ========

   Cash and cash equivalents totaled $87.2 million as of February 2, 2002, and there were no borrowings outstanding on that date. Based on the expectation that a new credit agreement will be in place before the current agreement expires, the Company believes that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through the term of the new credit agreement. However, the Company may from time to time seek to obtain additional financing.

  Factors Which Could Affect Future Operating Results

   This report contains a number of "forward-looking statements," including statements regarding membership fee income, employee medical benefit costs and preopening expenses, planned capital expenditures, planned store and gas station openings, lease obligations under the Company's indemnification agreement with TJX, and other information with respect to the Company's plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth below and other factors noted elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, particularly those noted under "Critical Accounting Policies and Estimates." In addition, any forward-looking statements represent the Company's estimates only as of the day this annual report was first filed with the Securities and Exchange Commission and should not be relied upon as representing the Company's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

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

   In connection with the spin-off in 1997, Waban received a letter ruling from the Internal Revenue Service to the effect that, for federal income tax purposes, the distribution of the Company's stock to Waban's stockholders (the "Distribution") and related asset transfers would be tax-free to Waban's stockholders. Certain future events not within the control of the Company or House2Home, including, for example, certain dispositions of the Company's common stock or House2Home's common stock, could cause the Distribution not to qualify for tax-free treatment. If this occurred, the related tax liability would be payable by House2Home, although the Company has agreed to indemnify House2Home under certain circumstances for all or a portion of such tax liability.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   The Company believes that its potential exposure to market risk as of February 2, 2002 is not material because of the short contractual maturities of its cash and cash equivalents. No bank debt was outstanding at February 2, 2002. The Company has not used derivative financial instruments. See Summary of Accounting Policies--Disclosures about Fair Value of Financial Instruments and Note C in Notes to Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                         Page
                                                                                                         ----

Consolidated Statements of Income for the fiscal years ended February 2, 2002,
  February 3, 2001 and January 29, 2000.................................................................  20

Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001.................................  21

Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2002, February 3, 2001 and
  January 29, 2000......................................................................................  22

Consolidated Statements of Stockholders' Equity for the fiscal years ended February 2, 2002, February 3,
  2001 and January 29, 2000.............................................................................  23

Notes to Consolidated Financial Statements..............................................................  24

Selected Quarterly Financial Data (Unaudited)...........................................................  34

Report of Independent Accountants.......................................................................  35

Report of Management....................................................................................  35

                           BJ'S WHOLESALE CLUB, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                            Fiscal Year Ended
                                                             -----------------------------------------------
                                                              February 2,     February 3,     January 29,
                                                                 2002             2001            2000
                                                              ------------     ------------    ------------
                                                                               (53 weeks)
                                                             (Dollars in Thousands except Per Share Amounts)
Net sales................................................... $  5,161,164     $  4,828,273    $  4,115,825
Membership fees and other...................................      118,566          103,822          90,422
                                                              ------------     ------------    ------------
 Total revenues.............................................    5,279,730        4,932,095       4,206,247
                                                              ------------     ------------    ------------
Cost of sales, including buying and occupancy costs.........    4,686,429        4,376,451       3,725,638
Selling, general and administrative expenses................      350,000          339,305         293,538
Preopening expenses.........................................       10,343            8,471           9,536
                                                              ------------     ------------    ------------
 Operating income...........................................      232,958          207,868         177,535
Interest income, net........................................        3,934            5,955           3,785
Loss on contingent lease obligations........................     (106,359)              --              --
                                                              ------------     ------------    ------------
Income before income taxes..................................      130,533          213,823         181,320
Provision for income taxes..................................       48,185           82,322          70,171
                                                              ------------     ------------    ------------
 Net income................................................. $     82,348     $    131,501    $    111,149
                                                              ============     ============    ============
Net income per common share:
 Basic...................................................... $       1.14     $       1.80    $       1.51
                                                              ============     ============    ============
 Diluted.................................................... $       1.11     $       1.77    $       1.47
                                                              ============     ============    ============
Number of common shares for earnings per share computations:
 Basic......................................................   72,519,032       72,870,668      73,657,016
 Diluted....................................................   73,981,148       74,380,544      75,391,489



   The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                February 2, February 3,
                                                                                   2002        2001
                                                                                ----------- -----------
                                                                                (Dollars in Thousands)
ASSETS
Current assets:
   Cash and cash equivalents................................................... $   87,158  $  120,392
   Accounts receivable.........................................................     61,027      55,250
   Merchandise inventories.....................................................    560,001     495,285
   Current deferred income taxes...............................................     27,226       7,677
   Prepaid expenses............................................................     17,406      15,967
                                                                                ----------  ----------
       Total current assets....................................................    752,818     694,571
                                                                                ----------  ----------
Property at cost:
   Land and buildings..........................................................    449,619     364,418
   Leasehold costs and improvements............................................     74,647      67,565
   Furniture, fixtures and equipment...........................................    369,671     331,129
                                                                                ----------  ----------
                                                                                   893,937     763,112
   Less: accumulated depreciation and amortization.............................    259,562     239,198
                                                                                ----------  ----------
                                                                                   634,375     523,914
                                                                                ----------  ----------
Property under capital leases..................................................      3,319       3,319
   Less: accumulated amortization..............................................      2,447       2,281
                                                                                ----------  ----------
                                                                                       872       1,038
                                                                                ----------  ----------
Deferred income taxes..........................................................     12,571          --
Other assets...................................................................     21,248      14,211
                                                                                ----------  ----------
       Total assets............................................................ $1,421,884  $1,233,734
                                                                                ==========  ==========
LIABILITIES
Current liabilities:
   Accounts payable............................................................ $  381,112  $  335,060
   Accrued expenses and other current liabilities..............................    166,183     147,536
   Accrued federal and state income taxes......................................     33,352      31,807
   Obligations under capital leases due within one year........................        285         240
   Contingent lease obligations due within one year............................     44,068          --
                                                                                ----------  ----------
       Total current liabilities...............................................    625,000     514,643
                                                                                ----------  ----------
Obligations under capital leases, less portion due within one year.............      1,558       1,828
Contingent lease obligations, less portion due within one year.................     62,142          --
Other noncurrent liabilities...................................................     46,617      44,453
Deferred income taxes..........................................................         --       7,895
Commitments and contingencies..................................................         --          --

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued         --          --
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190
  shares.......................................................................        744         744
Additional paid-in capital.....................................................     68,574      75,583
Retained earnings..............................................................    730,851     648,528
Treasury stock, at cost, 2,816,753 and 1,947,341 shares........................   (113,602)    (59,940)
                                                                                ----------  ----------
       Total stockholders' equity..............................................    686,567     664,915
                                                                                ----------  ----------
       Total liabilities and stockholders' equity.............................. $1,421,884  $1,233,734
                                                                                ==========  ==========

   The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Fiscal Year Ended
                                                                      ----------------------------------------
                                                                       February 2,   February 3,   January 29,
                                                                          2002          2001          2000
                                                                      ------------  ------------  ------------
                                                                                     (53 weeks)
                                                                               (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income........................................................... $     82,348  $    131,501  $    111,149
Adjustments to reconcile net income to net cash provided by operating activities:
   Loss on contingent lease obligations..............................      106,359            --            --
   Depreciation and amortization of property.........................       61,680        54,953        46,476
   Loss on property disposals........................................          447           654         1,295
   Other noncash items (net).........................................          130           115           117
   Deferred income taxes.............................................      (40,015)       (2,149)        2,426
   Tax benefit from exercise of stock options........................       17,831        10,705         8,524
   Increase (decrease) in cash due to changes in:
       Accounts receivable...........................................       (5,777)       (3,252)         (864)
       Merchandise inventories.......................................      (64,716)      (48,514)      (74,031)
       Prepaid expenses..............................................       (1,439)         (485)       (2,875)
       Other assets..................................................       (7,138)       (2,804)         (674)
       Accounts payable..............................................       46,052       (11,051)       87,571
       Accrued expenses..............................................       12,535         8,981        14,121
       Accrued income taxes..........................................        1,545        11,001         9,049
       Contingent lease obligations..................................         (149)           --            --
       Other noncurrent liabilities..................................        2,164         6,022         3,503
                                                                      ------------  ------------  ------------
Net cash provided by operating activities............................      211,857       155,677       205,787
                                                                      ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities....................................           --        (5,001)       (1,582)
Sale of marketable securities........................................           --         5,001            --
Maturity of marketable securities....................................           --            --         1,682
Property additions...................................................     (166,312)      (98,680)      (87,475)
Proceeds from property disposals.....................................            2           301           125
                                                                      ------------  ------------  ------------
Net cash used in investing activities................................     (166,310)      (98,379)      (87,250)
                                                                      ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital lease obligations...............................         (225)         (202)         (180)
Repayment of long-term debt..........................................           --            --       (30,000)
Cash dividends paid on preferred stock of subsidiary.................          (25)          (25)          (25)
Proceeds from sale and issuance of common stock......................       17,243         9,659         7,712
Purchase of treasury stock...........................................      (95,774)      (64,346)      (35,024)
                                                                      ------------  ------------  ------------
Net cash used in financing activities................................      (78,781)      (54,914)      (57,517)
                                                                      ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents.................      (33,234)        2,384        61,020
Cash and cash equivalents at beginning of year.......................      120,392       118,008        56,988
                                                                      ------------  ------------  ------------
Cash and cash equivalents at end of year............................. $     87,158  $    120,392  $    118,008
                                                                      ============  ============  ============
Supplemental cash flow information:
   Interest paid, net of capitalized interest........................ $        (96) $        (21) $        203
   Income taxes paid.................................................       86,655        74,470        58,696
Noncash financing and investing activities:
   Treasury stock issued for compensation plans......................       42,112        30,762         8,668

   The accompanying notes are an integral part of the financial statements.

                           BJ'S WHOLESALE CLUB, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 Common Stock   Additional               Treasury Stock        Total
                                --------------   Paid-in     Retained  -----------------   Stockholders'
                                Shares Amount    Capital     Earnings  Shares    Amount       Equity
                                ------ ------- -----------  ---------  ------  ---------  --------------
                                                             (In Thousands)
Balance, January 30, 1999...... 73,805 $   738 $    78,376  $ 405,928      --  $      --  $      485,042
   Net income..................     --      --          --    111,149      --         --         111,149
   Sale and issuance of common
     stock.....................    605       6       7,582         --     324      8,668          16,256
   Cash dividends on preferred
     stock of subsidiary.......     --      --          --        (25)     --         --             (25)
   Purchase of treasury stock..     --      --          --         --  (1,191)   (35,024)        (35,024)
                                ------ ------- -----------  ---------  ------  ---------  --------------
Balance, January 29, 2000...... 74,410     744      85,958    517,052    (867)   (26,356)        577,398
   Net income..................     --      --          --    131,501      --         --         131,501
   Sale and issuance of common
     stock.....................     --      --     (10,375)        --   1,008     30,762          20,387
   Cash dividends on preferred
     stock of subsidiary.......     --      --          --        (25)     --         --             (25)
   Purchase of treasury stock..     --      --          --         --  (2,088)   (64,346)        (64,346)
                                ------ ------- -----------  ---------  ------  ---------  --------------
Balance, February 3, 2001...... 74,410     744      75,583    648,528  (1,947)   (59,940)        664,915
   Net income..................     --      --          --     82,348      --         --          82,348
   Sale and issuance of common
     stock.....................     --      --      (7,009)        --   1,276     42,112          35,103
   Cash dividends on preferred
     stock of subsidiary.......     --      --          --        (25)     --         --             (25)
   Purchase of treasury stock..     --      --          --         --  (2,146)   (95,774)        (95,774)
                                ------ ------- -----------  ---------  ------  ---------  --------------
Balance, February 2, 2002...... 74,410 $   744 $    68,574  $ 730,851  (2,817) $(113,602) $      686,567
                                ====== ======= ===========  =========  ======  =========  ==============


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

  Fiscal Year

   The Company's fiscal year ends on the Saturday closest to January 31. The fiscal years ended February 2, 2002 and January 29, 2000 included 52 weeks. The fiscal year ended February 3, 2001 included 53 weeks.

  Cash Equivalents and Marketable Securities

   The Company considers highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents. Investments with maturities exceeding three months are classified as marketable securities.

  Merchandise Inventories

   Inventories are stated at the lower of cost, determined under the average cost method, or market. The Company recognizes the write-down of slow-moving or obsolete inventory in cost of sales when such write-downs are probable and estimable. The Company recognizes a reserve for inventory shrinkage for the period between physical inventories based on historical results of previous physical inventories, shrinkage trends or other judgments management believes to be reasonable under the circumstances.

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

   Normal repairs and maintenance are expensed as incurred.

  Impairment of Long-lived Assets

   The Company reviews the realizability of its long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Current and expected operating results and cash flows and other factors are considered in connection with the Company's reviews. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of individual clubs and consolidated net cash flows for long-lived assets not identifiable to individual clubs. Impairment losses are measured as the difference between the carrying amount and the fair value of the impaired assets.

  Accounts Payable

   The Company's banking arrangements provide for the daily replenishment of vendor payable accounts as checks are presented. The balances of checks outstanding in these bank accounts totaling $72,004,000 at February 2, 2002 and $54,918,000 at February 3, 2001 are included in accounts payable on the balance sheet.

  Revenue Recognition

   The Company recognizes revenue from the sale of merchandise at the time of purchase by the customer. Membership fee revenue is recognized on a straight-line basis over the life of the membership, which is typically twelve months.

  Preopening Costs

   Preopening costs consist of direct incremental costs of opening or relocating a facility and are charged to operations as incurred.

  Advertising Costs

   Advertising costs generally consist of promoting new memberships and new store openings and also include television and radio advertising (some of which is vendor-funded) during the holiday season. The Company expenses advertising costs as incurred.

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

  Recently Issued Accounting Standards

   The Financial Accounting Standards Board issued four new standards in 2001:

  . Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," addresses financial accounting and reporting for all business combinations initiated after June 30, 2001 and for combinations accounted for using the purchase method for which the date of acquisition is after June 30, 2001.

  . SFAS No. 142, "Goodwill and Other Intangible Assets," addresses financial accounting and reporting for acquired goodwill and other intangible assets and how they should be accounted for after initial recognition in the financial statements. This statement becomes effective in 2002, except that goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the provisions of the statement.

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

   Emerging Issues Task Force ("EITF") Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer," addresses the income statement characterization of consideration given by a vendor to a customer and provides guidance on recognizing and measuring sales incentives. EITF Issue No. 01-09 becomes effective in 2002.

   The adoption of SFAS Nos. 141, 142 and 144 and EITF Issue No. 01-09 is not expected to have a material impact on the Company's results of operations, financial position or cash flows, or to produce any major changes in current disclosures. The Company is in the process of evaluating the requirements of SFAS No. 143.

  Estimates Included in Financial Statements

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

   After the spin-off, the Company provided certain services to Waban (which has since changed its name to House2Home, Inc. (formerly HomeBase, Inc.)) at rates negotiated in accordance with a Services Agreement entered into between the Company and House2Home. The amounts received by the Company for these services were not material.

B.  Loss on Contingent Lease Obligations

   In connection with the spin-off of Waban by The TJX Companies, Inc. ("TJX") in 1989, Waban and TJX entered into an agreement pursuant to which Waban agreed to indemnify TJX against any liabilities that TJX might incur with respect to 41 current House2Home leases as to which TJX was either a lessee or guarantor. Pursuant to a subsequent agreement, BJ's agreed to indemnify TJX for 100% of House2Home's lease liabilities through January 31, 2003 and for 50% of any such liabilities thereafter.

   House2Home filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code on November 7, 2001. In 2001, the Company recorded pretax charges of $106.4 million (including interest accretion charges of $1.4 million) for its estimated loss associated with House2Home leases. On a post-tax basis, these charges totaled $63.8 million, or $.87 per diluted share. This loss was based on the present value of rent liabilities under these leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of these lease obligations.

   Payments that the Company makes to settle its lease indemnification obligations will reduce operating cash flows in varying amounts over the remaining terms of the House2Home leases, which expire at various times up to 2016. The Company believes that these payments will not have a material impact on its future financial condition or cash flows and that the liabilities recorded in the financial statements adequately provide for its indemnification obligations. However, there can be no assurance that the Company's actual liability under the TJX indemnification agreement will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease the House2Home properties.

C.  Debt

   The Company has a $200 million unsecured credit agreement with a group of banks which expires July 9, 2002. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at February 2, 2002. The Company is required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.30%, (b) the agent bank's prime rate or (c) a rate determined by competitive bidding. The facility fee and Eurodollar margin are both subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, and prohibit the payment of cash dividends on the Company's common stock. In September 2001, the agreement was amended to generally limit the cumulative repurchase of the Company's common stock to $110 million plus 50% of net income (as defined by the agreement) earned after January 30, 1998. The Company expects to enter into a new credit agreement before the current agreement expires.

   The Company also maintains a separate line in the amount of $41 million for letters of credit, primarily to support the purchase of inventories, of which $12.8 million was outstanding at February 2, 2002, and an additional $20 million uncommitted credit line for short-term borrowings.

   There were no bank borrowings outstanding at February 2, 2002 and February 3, 2001.

D.  Commitments and Contingencies

   The Company is obligated under long-term leases for the rental of real estate and equipment, some of which are classified as capital leases pursuant to SFAS No. 13, "Accounting for Leases." In addition, the Company is generally required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales or other factors. The real estate leases range up to 45 years and have varying renewal options. The equipment leases range up to 5 years.

   Future minimum lease payments as of February 2, 2002 were:

                                                       Capital    Operating
   Fiscal Years Ending                                 Leases      Leases
   -------------------                                 -------    ----------
                                                       (Dollars in Thousands)
   February 1, 2003................................... $  449    $   90,391
   January 31, 2004...................................    456        99,217
   January 29, 2005...................................    456        98,334
   January 28, 2006...................................    456        96,612
   February 3, 2007...................................    456        93,247
   Later years........................................    114     1,058,536
                                                       ------     ----------
   Total minimum lease payments.......................  2,387    $1,536,337
                                                                  ==========

   Less amount representing interest..................    544
                                                       ------
   Present value of net minimum capital lease payments $1,843
                                                       ======

   Total minimum operating lease payments above have not been reduced by minimum sublease rentals of $1,730,000 due in the future under noncancelable subleases of BJ's properties.

   Rental expense under operating leases (including contingent rentals, which were not material) amounted to $76,895,000, $68,906,000 and $57,148,000 in
2001, 2000 and 1999 respectively.

   The Company is involved in various legal proceedings that are typical of a retail business. Although it is not possible to predict the outcome of these proceedings or any related claims, the Company believes that such proceedings or claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

E.  Capital Stock

   During 2001, the Board of Directors authorized the repurchase of an additional $150 million of the Company's common stock in addition to the $150 million previously authorized. In 2001, the Company repurchased 2,145,700 shares of common stock for $95,774,000, or an average price of $44.64 per share. The

Company repurchased 2,088,200 shares for $64,346,000 in 2000 and 1,190,702 shares for $35,024,000 in 1999. As of February 2, 2002, the Company's remaining repurchase authorization was $73,926,000.

   The Company has a shareholder rights plan, originally adopted in 1997 and amended in 1999, pursuant to which shareholders are issued one-half of a Right for each share of common stock. Each Right entitles the holder to purchase from the Company 1/1000 share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at a price of $120. The Company has designated 100,000 shares of Series A Preferred Stock for issuance under the shareholder rights plan; none has been issued to date. Generally, the terms of the Series A Preferred Stock are designed so that 1/1000 share of Series A Preferred Stock is the economic equivalent of one share of the Company's common stock. The Rights are exercisable only if a person acquires 20% or more of the Company's common stock or commences a tender offer that would result in such person owning 30% or more of the Company's common stock. In addition, in general, if after a person has become a 20% owner, the Company is involved in a business combination transaction in which it is not the surviving corporation or in connection with which the Company's common stock is changed, or the Company disposes of 50% or more of its assets or earning power, each Right that has not previously been exercised or voided will entitle its holder to purchase that number of shares of common stock of such other person which equals $120 divided by one-half of the then current market price of such common stock. The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth business day following public announcement that a person has become a 20% owner. The Rights expire on July 10, 2007, unless earlier redeemed or exchanged.

   The Company has authorized 20,000,000 shares of preferred stock, $.01 par value, of which no shares have been issued.

   In December 1997, one of the Company's subsidiaries issued 126 shares of non-voting preferred stock to individual stockholders at $2,200 per share. These shares are each entitled to receive ongoing annual dividends of $200 per share. The minority interest in this subsidiary is equal to the preferred shares' preference in an involuntary liquidation of $277,200 and is included in other noncurrent liabilities in the Company's consolidated balance sheets at February 2, 2002 and February 3, 2001.

F.  Stock Incentive Plans

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

   As of February 2, 2002 and February 3, 2001, respectively, 633,570 and 1,349,287 shares were reserved for future stock awards under the Company's stock incentive plans.

   The Company applies APB 25 and related Interpretations in accounting for its stock-based compensation. Total pretax compensation cost recognized in the statements of income for stock-based employee compensation awards was $29,000 in 2001, $23,000 in 2000 and $19,000 in 1999 and consisted entirely of restricted stock expense, which is charged to income ratably over the periods during which the restrictions lapse. 2,000 shares of restricted stock were issued during 2000 at a weighted-average grant-date fair value of $37.06. No restricted stock was issued in 2001 or 1999. No compensation cost has been recognized under APB 25 for the Company's stock options because the exercise price equaled the market price of the underlying stock on the date of grant.

   Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.00%, 6.12% and 6.19% in 2001, 2000 and 1999, respectively; volatility factor of the expected market price of the Company's common stock of .40 in 2001 and .42 in 2000 and 1999; and expected life of the options of 5 years in 2001, 2000 and 1999. No dividends were expected. The weighted-average fair value of options granted was $18.75 in 2001, $16.21 in 2000 and $13.20 in 1999.

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

   For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                               Fiscal Year Ended
                                     --------------------------------------
                                     February 2,    February 3, January 29,
                                        2002           2001        2000
                                     -----------    ----------- -----------
                                     (Dollars in Thousands except Per Share
                                                    Amounts)
       Pro forma net income.........   $74,636       $126,161    $107,617
       Pro forma earnings per share:
        Basic.......................   $  1.03       $   1.73    $   1.46
        Diluted.....................   $  1.01       $   1.70    $   1.43

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

   Presented below is a summary of the status of stock option activity and weighted-average exercise prices for the last three fiscal years (number of options in thousands):

                                               Fiscal Year Ended
                               --------------------------------------------------
                               February 2, 2002 February 3, 2001 January 29, 2000
                               ---------------- ---------------- ----------------
                                       Exercise         Exercise         Exercise
                               Options  Price   Options  Price   Options  Price
                               ------- -------- ------- -------- ------- --------
Outstanding, beginning of year  5,421   $20.47   5,143   $14.45   5,392   $11.58
Granted.......................    758    45.33   1,361    35.21     699    28.51
Exercised..................... (1,276)   13.51  (1,006)    9.60    (929)    8.31
Forfeited.....................    (43)   30.82     (77)   21.48     (19)   17.11
                               ------           ------            -----
Outstanding, end of year......  4,860    26.08   5,421    20.47   5,143    14.45
                               ======           ======            =====
Exercisable, end of year......  2,609    17.72   2,757    12.69   2,914    10.08
                               ======           ======            =====

   Additional information related to stock options outstanding at February 2, 2002 is presented below (number of options in thousands):

                                Options Outstanding         Options Exercisable
                         --------------------------------- ---------------------
                                                Weighted-
                                     Weighted-   Average               Weighted-
                                      Average   Remaining               Average
                           Number    Exercise  Contractual   Number    Exercise
Range of Exercise Prices Outstanding   Price   Life (yrs.) Exercisable   Price
------------------------ ----------- --------- ----------- ----------- ---------
   $  5.53 - $  9.45....      653     $ 8.49       3.6          653     $ 8.49
   $10.22 - $15.06......      787      13.59       5.2          787      13.59
   $18.16 - $27.94......      904      18.63       6.6          585      18.59
   $29.75 - $41.33......    1,766      33.78       8.3          584      32.74
   $45.30 - $47.60......      750      45.35       9.6           --         --
                            -----                             -----
   $  5.53 - $47.60.....    4,860      26.08       7.1        2,609      17.72
                            =====                             =====

G.  Earnings Per Share

   The following details the calculation of earnings per share for the last three fiscal years:

                                                                     Fiscal Year Ended
                                                      -----------------------------------------------
                                                        February 2,     February 3,     January 29,
                                                           2002            2001            2000
                                                      -----------     -----------     -----------
                                                      (Dollars in Thousands except Per Share Amounts)
Net income........................................... $    82,348     $   131,501     $   111,149
Less: Preferred stock dividends......................          25              25              25
                                                        -----------     -----------     -----------
Income available to common stockholders.............. $    82,323     $   131,476     $   111,124
                                                        ===========     ===========     ===========
Weighted-average number of common shares outstanding,
  used for basic computation.........................  72,519,032      72,870,668      73,657,016
Plus: Incremental shares from assumed conversion of
  stock options......................................   1,462,116       1,509,876       1,734,473
                                                        -----------     -----------     -----------
Weighted-average number of common and dilutive
  potential common shares outstanding................  73,981,148      74,380,544      75,391,489
                                                        ===========     ===========     ===========
Basic earnings per share............................. $      1.14     $      1.80     $      1.51
                                                        ===========     ===========     ===========
Diluted earnings per share........................... $      1.11     $      1.77     $      1.47
                                                        ===========     ===========     ===========

   Options to purchase 942,800 shares at an exercise price of $37.06 and 589,700 shares at an exercise price of $29.75 were outstanding at February 3, 2001 and January 29, 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the years then ended.

H.  Income Taxes

   The provision for income taxes includes the following:

                                             Fiscal Year Ended
                                    -----------------------------------
                                    February 2, February 3, January 29,
                                       2002        2001        2000
                                    ----------- ----------- -----------
                                          (Dollars in Thousands)
         Federal:
            Current................  $ 77,063     $73,526     $57,153
            Deferred...............   (32,478)     (1,094)      1,684
         State:
            Current................    11,137      10,945      10,592
            Deferred...............    (7,537)     (1,055)        742
                                     --------     -------     -------
         Total income tax provision  $ 48,185     $82,322     $70,171
                                     ========     =======     =======

   The following is a reconciliation of the statutory federal income tax rates and the effective income tax rates:

                                                        Fiscal Year Ended
                                               ----------------------------------
                                               February 2, February 3, January 29,
                                                  2002        2001        2000
                                               ----------- ----------- -----------
Statutory federal income tax rates............     35%         35%         35%
State income taxes, net of federal tax benefit      2           4           4
                                                   --          --          --
Effective income tax rates....................     37%         39%         39%
                                                   ==          ==          ==

   Significant components of the Company's deferred tax assets and liabilities as of February 2, 2002 and February 3, 2001 were as follows:

                                                  February 2, February 3,
                                                     2002        2001
                                                  ----------- -----------
                                                  (Dollars in Thousands)
       Deferred tax assets:
          Contingent lease obligations...........   $42,484     $    --
          Self-insurance reserves................    14,046      13,004
          Rental step liabilities................     5,104       5,208
          Compensation and benefits..............     6,556       6,354
          Other..................................     7,411       5,885
                                                    -------     -------
              Total deferred tax assets..........    75,601      30,451
                                                    -------     -------
       Deferred tax liabilities:
          Accelerated depreciation - property....    30,840      26,096
          Real estate taxes......................     2,391       2,210
          Other..................................     2,573       2,363
                                                    -------     -------
              Total deferred tax liabilities.....    35,804      30,669
                                                    -------     -------
       Net deferred tax assets (liabilities).....   $39,797     $  (218)
                                                    =======     =======

   The Company has not established a valuation allowance because its deferred tax assets can be realized by offsetting deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on the Company's historical earnings record and projected future earnings.

I.  Pensions

   Under the Company's 401(k) Savings plans, participating employees may make pretax contributions up to 15% of covered compensation. The Company matches employee contributions at 100% of the first one percent of covered compensation and 50% of the next four percent. The Company's expense under these plans was $3,245,000, $3,166,000 and $2,657,000 in 2001, 2000 and 1999, respectively.

   The Company has a non-contributory defined contribution retirement plan for certain key employees. Under this plan, the Company funds annual retirement contributions for the designated participants on an after-tax basis. For the last three years, the Company's contributions equaled 5% of the participants' base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four years of service. The Company's pretax expense under this plan was $991,000, $990,000 and $856,000 in 2001, 2000 and 1999, respectively.

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

   Net periodic postretirement medical benefit cost included the following components:

                                                    Fiscal Year Ended
                                           ----------------------------------
                                           February 2, February 3, January 29,
                                              2002        2001        2000
                                           ----------- ----------- -----------
                                                 (Dollars in Thousands)
  Service cost............................    $ 225       $ 185       $ 165
  Interest cost...........................       91          67          62
  Amortization of unrecognized (gain) loss       --          (6)          8
                                              -----       -----       -----
  Net periodic postretirement benefit cost    $ 316       $ 246       $ 235
                                              =====       =====       =====
  Discount rate used to determine cost....     7.00%       7.75%       6.25%

   The following table sets forth the funded status of the Company's postretirement medical plan and the amount recognized in the balance sheets at February 2, 2002 and February 3, 2001:

                                                                  February 2, February 3,
                                                                     2002        2001
                                                                  ----------- -----------
                                                                  (Dollars in Thousands)
Unfunded accumulated postretirement benefit obligation (APBO)....   $1,955      $1,309
Unrecognized net loss............................................     (369)        (35)
                                                                    ------      ------
Accrued postretirement benefit cost included in balance sheets...   $1,586      $1,274
                                                                    ======      ======
Discount rate used to value APBO.................................     6.75%       7.00%
Weighted-average health care cost trend rate for valuing year-end obligations:
   Initial trend rate............................................    11.00%      11.00%
   Ultimate trend rate...........................................     5.00%       5.00%
   Year ultimate trend rate to be attained.......................     2008        2003

   The following tables present reconciliations of the APBO and plan assets for the fiscal years ended February 2, 2002 and February 3, 2001:

                                                         Fiscal Year Ended
                                                      ----------------------
                                                      February 2, February 3,
                                                         2002        2001
                                                      ----------- -----------
                                                      (Dollars in Thousands)
   Reconciliation of APBO:
      APBO at beginning of year......................   $1,309      $1,081
      Service cost...................................      225         185
      Interest cost..................................       91          67
      Contributions by plan participants.............        9           8
      Actuarial (gains) losses.......................      333         (21)
      Benefits paid..................................      (12)        (11)
                                                        ------      ------
      APBO at end of year............................   $1,955      $1,309
                                                        ======      ======
   Reconciliation of plan assets:
      Fair value of plan assets at beginning of year.   $   --      $   --
      Employer contributions.........................        3           3
      Contributions by plan participants.............        9           8
      Benefits paid..................................      (12)        (11)
                                                        ------      ------
      Fair value of plan assets at end of year.......   $   --      $   --
                                                        ======      ======

   The following table sets forth the impact of changes in the assumed health care cost trend rates for the fiscal year ended February 2, 2002:

                                                             Dollars in
                                                             Thousands
                                                             ----------
         Impact of 1% increase in health care cost trend on:
            Aggregate of service and interest costs.........   $  36
            APBO at end of year.............................     209

         Impact of 1% decrease in health care cost trend on:
            Aggregate of service and interest costs.........   $ (33)
            APBO at end of year.............................    (189)

K.  Interest

   The following details the components of interest income, net for the last three fiscal years:

                                                 Fiscal Year Ended
                                        ----------------------------------
                                        February 2, February 3, January 29,
                                           2002        2001        2000
                                        ----------- ----------- -----------
                                              (Dollars in Thousands)
     Interest income...................   $3,945      $6,028      $4,045
     Capitalized interest..............      509         454         302
     Interest expense on debt..........     (317)       (302)       (317)
     Interest expense on capital leases     (203)       (225)       (245)
                                          ------      ------      ------
     Interest income, net..............   $3,934      $5,955      $3,785
                                          ======      ======      ======

L.  Accrued Expenses and Other Current Liabilities

   The major components of accrued expenses and other current liabilities are as follows:

                                                                               February 2, February 3,
                                                                                  2002        2001
                                                                               ----------- -----------
                                                                               (Dollars in Thousands)
Employee compensation.........................................................  $ 28,342    $ 26,191
Deferred membership fee income................................................    54,973      47,368
Sales and use taxes, self-insurance reserves, rent, utilities, advertising and
  other.......................................................................    82,868      73,977
                                                                                --------    --------
                                                                                $166,183    $147,536
                                                                                ========    ========

   The following table summarizes membership fee activity for each of the last three fiscal years:

                                                           Fiscal Year Ended
                                                  ----------------------------------
                                                  February 2, February 3, January 29,
                                                     2002        2001        2000
                                                  ----------- ----------- -----------
                                                        (Dollars in Thousands)
Deferred membership fee income, beginning of year  $  47,368   $ 40,632    $ 35,246
Cash received from members.......................    114,283     98,048      84,648
Revenue recognized in earnings...................   (106,678)   (91,312)    (79,262)
                                                   ---------   --------    --------
Deferred membership fee income, end of year......  $  54,973   $ 47,368    $ 40,632
                                                   =========   ========    ========

M.  Selected Quarterly Financial Data (Unaudited)

                                      First     Second      Third          Fourth
                                     Quarter    Quarter    Quarter       Quarter (b)
                                    ---------- ---------- ----------     -----------
                                     (Dollars in Thousands except Per Share Amounts)
Fiscal year ended February 2, 2002:
   Net sales....................... $1,134,172 $1,277,176 $1,238,414     $1,511,402
   Total revenues..................  1,162,033  1,305,710  1,268,851      1,543,136
   Gross earnings (a)..............    120,872    144,868    137,602        189,959
   Net income (loss)...............     22,963     36,497    (33,464)(c)     56,352(d)
   Per common share, diluted.......       0.31       0.49      (0.46)(c)       0.77(d)

Fiscal year ended February 3, 2001:
   Net sales....................... $1,021,073 $1,177,253 $1,151,506     $1,478,441
   Total revenues..................  1,045,686  1,202,228  1,178,153      1,506,028
   Gross earnings (a)..............    107,776    131,266    128,955        187,647
   Net income......................     18,094     31,220     27,391         54,796
   Per common share, diluted.......       0.24       0.42       0.37           0.74

--------
(a) Gross earnings equals total revenues less cost of sales, including buying and occupancy costs.
(b) The fourth quarter of the fiscal year ended February 3, 2001 included 14 weeks.
(c) The third quarter of the fiscal year ended February 2, 2002 included a net loss on contingent lease obligations of $63.0 million, or $0.87 per diluted share.
(d) The fourth quarter of the fiscal year ended February 2, 2002 included a net loss on contingent lease obligations of $0.8 million, or $0.01 per diluted share.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of BJ's Wholesale Club, Inc.:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BJ's Wholesale Club, Inc. and its subsidiaries at February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 4, 2002

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


                  John J. Nugent            Frank D. Forward
             /s/ John J. Nugent         /s/ Frank D. Forward
                   President and       Executive Vice President and
              Chief Executive Officer    Chief Financial Officer

March 4, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The Company will file with the Securities and Exchange Commission ("SEC") a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended February 2, 2002 (the "Proxy Statement"). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference from the Proxy Statement under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.  Executive Compensation

   The information required by this Item is incorporated by reference from the Proxy Statement. However, information under "Executive Compensation Committee's Report on Executive Compensation" in the Proxy Statement is not so incorporated.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   The information required by this Item is incorporated by reference from the Proxy Statement under "Beneficial Ownership of Common Stock."

Item 13.  Certain Relationships and Related Transactions

   The information required by this Item is incorporated by reference from the Proxy Statement under "Relationship with House2Home; Conflicts of Interest."

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A. The Financial Statements filed as part of this report are listed and indexed on page 19. Schedules have been omitted because they are not applicable or the required information has been included elsewhere in this report.

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

 10.6    BJ's Wholesale Club, Inc. Growth Incentive Plan* (4)

 10.7 BJ's Wholesale Club, Inc. 1997 Director Stock Option Plan, as amended* (10)

 10.8    BJ's Wholesale Club, Inc. Executive Retirement Plan, as amended* (11)

 10.9    BJ's Wholesale Club, Inc. 1997 Replacement Stock Incentive Plan* (4)

 10.10   BJ's Wholesale Club, Inc. 1997 Stock Incentive Plan, as amended* (9)

Exhibit
  No.    Exhibit
-------  -------

 10.11   BJ's Wholesale Club, Inc. General Deferred Compensation Plan* (4)

 10.12   Employment Agreement, dated as of July 28, 1997 with Herbert J.
         Zarkin* (4)

 10.12a Amendment effective September 14, 2000 to July 28, 1997 Employment Agreement with Herbert J. Zarkin*(12)

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

 10.20 BJ's Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees, as amended* (11)

 10.21 Credit Agreement, dated July 9, 1997, among the Company and certain banks (4)

 10.21a First Amendment dated as of December 19, 1997 to Credit Agreement dated July 9, 1997 (6)

 10.21b Second Amendment dated as of September 21, 1999 to Credit Agreement dated July 9, 1997 (10)

 10.21c Third Amendment dated as of September 21, 2001 to Credit Agreement dated July 9, 1997 (13)

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

 (13) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2001 (Commission File No. 001-13143)

C. The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       BJ'S WHOLESALE CLUB, INC.


Dated:  April 18, 2002
                                                       /s/ JOHN J. NUGENT
                                                       ----------------------
                                                       John J. Nugent
                                                       President and Chief
                                                       Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ JOHN J. NUGENT                                        /s/ HERBERT J. ZARKIN
--------------------------------------------              ------------------------------------------------------
John J. Nugent, President                                 Herbert J. Zarkin, Chairman
Chief Executive Officer and Director                      of the Board and Director
(Principal Executive Officer)


/s/ FRANK D. FORWARD                                      /s/ S. JAMES COPPERSMITH
--------------------------------------------              ------------------------------------------------------
Frank D. Forward, Executive Vice President                S. James Coppersmith, Director
and Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ RONALD R. DION                                        /s/ KERRY L. HAMILTON
--------------------------------------------              ------------------------------------------------------
Ronald R. Dion, Director                                  Kerry L. Hamilton, Director


/s/ BERT N. MITCHELL                                      /s/ THOMAS J. SHIELDS
--------------------------------------------              ------------------------------------------------------
Bert N. Mitchell, Director                                Thomas J. Shields, Director


/s/ LORNE R. WAXLAX                                       /s/ EDWARD J. WEISBERGER
--------------------------------------------              ------------------------------------------------------
Lorne R. Waxlax, Director                                 Edward J. Weisberger, Director


Dated:  April 18, 2002