Form 10-Q
period 2002-05-04
BJS WHOLESALE CLUB INC
filed 2002-06-17
CIK 1037461

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended May 4, 2002
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No__.
                                      ---
The number of shares of the Registrant's common stock outstanding as of June 1, 2002: 71,223,058

                            BJ'S WHOLESALE CLUB, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                      Thirteen Weeks Ended
                                                                          -----------------------------------------
                                                                                May 4,                   May 5,
                                                                                 2002                     2001
                                                                          ----------------         ----------------

                                                                      (Dollars in Thousands except Per Share Amounts)
Net sales                                                               $       1,260,108         $      1,134,172

Membership fees and other                                                          31,697                   27,861
                                                                          ----------------         ----------------

   Total revenues                                                               1,291,805                1,162,033
                                                                          ----------------         ----------------

Cost of sales, including buying and occupancy costs                             1,158,156                1,041,161

Selling, general and administrative expenses                                       91,859                   84,680

Preopening expenses                                                                 3,298                      278
                                                                          ----------------         ----------------

   Operating income                                                                38,492                   35,914

Interest income, net                                                                  251                    1,424

Loss on contingent lease obligations                                               (1,417)                       -
                                                                          ----------------         ----------------

Income before income taxes                                                         37,326                   37,338

Provision for income taxes                                                         14,272                   14,375
                                                                          ----------------         ----------------

   Net income                                                           $          23,054         $         22,963
                                                                          ================         ================
Net income per common share:

   Basic                                                                $            0.32         $           0.32
                                                                          ================         ================

   Diluted                                                              $            0.32         $           0.31
                                                                          ================         ================

Number of common shares for earnings per share computations:

   Basic                                                                       71,347,192               72,623,411
   Diluted                                                                     72,525,150               74,283,486


    The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   May 4,               February 2,              May 5,
                                                                    2002                   2002                   2001
                                                                --------------        --------------        ---------------
                                                                (Unaudited)                                  (Unaudited)
                                                                                   (Dollars in Thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                   $        40,132       $        87,158       $         87,327
  Accounts receivable                                                  49,250                61,027                 47,443
  Merchandise inventories                                             607,601               560,001                518,216
  Current deferred income taxes                                        28,239                27,226                  7,814
  Prepaid expenses                                                     16,607                17,406                 15,542
                                                                --------------        --------------        ---------------
     Total current assets                                             741,829               752,818                676,342
                                                                --------------        --------------        ---------------

Property at cost:
  Land and buildings                                                  460,804               449,619                385,318
  Leasehold costs and improvements                                     77,489                74,647                 67,251
  Furniture, fixtures and equipment                                   385,463               369,671                335,393
                                                                --------------        --------------        ---------------
                                                                      923,756               893,937                787,962
  Less: accumulated depreciation and amortization                     274,607               259,562                247,973
                                                                --------------        --------------        ---------------
                                                                      649,149               634,375                539,989
                                                                --------------        --------------        ---------------

Property under capital leases                                           3,319                 3,319                  3,319
  Less: accumulated amortization                                        2,489                 2,447                  2,323
                                                                --------------        --------------        ---------------
                                                                          830                   872                    996
                                                                --------------        --------------        ---------------

Deferred income taxes                                                   9,593                12,571                      -
Other assets                                                           21,402                21,248                 19,765
                                                                --------------        --------------        ---------------
     Total assets                                             $     1,422,803       $     1,421,884       $      1,237,092
                                                                ==============        ==============        ===============

LIABILITIES
Current liabilities:
  Accounts payable                                            $       396,279       $       381,112       $        342,459
  Accrued expenses and other current liabilities                      153,066               166,183                136,559
  Accrued federal and state income taxes                               27,734                33,352                 16,802
  Obligations under capital leases due within one year                    299                   285                    245
  Contingent lease obligations due within one year                     45,400                44,068                      -
                                                                --------------        --------------        ---------------
     Total current liabilities                                        622,778               625,000                496,065
                                                                --------------        --------------        ---------------

Obligations under capital leases, less portion due
  within one year                                                       1,485                 1,558                  1,769
Contingent lease obligations, less portion due
  within one year                                                      57,445                62,142                      -
Other noncurrent liabilities                                           49,202                46,617                 42,681
Deferred income taxes                                                       -                     -                  7,799
Commitments and contingencies                                               -                     -                      -

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01, authorized 20,000,000
  shares, no shares issued                                                  -                     -                      -
Common stock, par value $.01, authorized 180,000,000
  shares, issued 74,410,190 shares                                        744                   744                    744
Additional paid-in capital                                             67,505                68,574                 71,656
Retained earnings                                                     753,905               730,851                671,491
Treasury stock, at cost, 3,198,232, 2,816,753 and
  1,641,142 shares                                                   (130,261)             (113,602)               (55,113)
                                                                --------------        --------------        ---------------
    Total stockholders' equity                                        691,893               686,567                688,778
                                                                --------------        --------------        ---------------
    Total liabilities and stockholders' equity                $     1,422,803       $     1,421,884       $      1,237,092
                                                                ==============        ==============        ===============

    The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Thirteen Weeks Ended
                                                        ------------------------
                                                          May 4,         May 5,
                                                           2002           2001
                                                        ----------    ----------
                                                          (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                               $  23,054    $  22,963
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Loss on contingent lease obligations                    1,417            -
     Depreciation and amortization of property              17,253       14,775
     (Gain) loss on property disposals                         (19)          14
     Other noncash items (net)                                  49           32
     Deferred income taxes                                   1,965         (233)
     Tax benefit from exercise of stock options                844        9,431
     Increase (decrease) in cash due to changes in:
       Accounts receivable                                  11,777        7,807
       Merchandise inventories                             (47,600)     (22,931)
       Prepaid expenses                                        799          425
       Other assets                                           (184)      (5,577)
       Accounts payable                                     15,167        7,399
       Accrued expenses                                     (2,663)        (534)
       Accrued income taxes                                 (5,618)     (15,005)
       Contingent lease obligations                         (4,782)           -
       Other noncurrent liabilities                          2,585       (1,772)
                                                         ----------   ----------
Net cash provided by operating activities                   14,044       16,794
                                                         ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Property additions                                         (42,473)     (41,266)
Proceeds from property disposals                                53            -
                                                         ----------   ----------
Net cash used in investing activities                      (42,420)     (41,266)
                                                         ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of capital lease obligations                         (59)         (54)
Proceeds from issuance of common stock                         969        7,130
Purchase of treasury stock                                 (19,560)     (15,669)
                                                         ----------   ----------
Net cash used in financing activities                      (18,650)      (8,593)
                                                         ----------   ----------

Net decrease in cash and cash equivalents                  (47,026)     (33,065)
Cash and cash equivalents at beginning of year              87,158      120,392
                                                         ----------   ----------
Cash and cash equivalents at end of period               $  40,132    $  87,327
                                                         ==========   ==========

Supplemental cash flow information:

  Interest paid, net of capitalized interest             $     (36)   $     (15)
  Income taxes paid                                         17,925       29,613

Noncash financing and investing activities:

  Treasury stock issued for compensation plans               2,901       20,496


    The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                              Additional                                                Total
                                        Common Stock           Paid-in      Retained          Treasury Stock         Stockholders'
                                  --------------------------                            ---------------------------
                                     Shares        Amount      Capital      Earnings       Shares        Amount         Equity
                                  ------------  ------------ ------------ ------------- ------------ -------------- -------------
                                                                          (In Thousands)
Balance, February 3, 2001              74,410         $ 744      $75,583      $648,528       (1,947)     $ (59,940)     $664,915
    Net income                              -             -            -        22,963            -              -        22,963
    Issuance of common stock                -             -       (3,927)            -          666         20,496        16,569
    Purchase of treasury stock              -             -            -             -         (360)       (15,669)      (15,669)
                                  ------------  ------------ ------------ ------------- ------------ -------------- -------------

Balance, May 5, 2001                   74,410         $ 744      $71,656      $671,491       (1,641)     $ (55,113)     $688,778
                                  ============  ============ ============ ============= ============ ============== =============



Balance, February 2, 2002              74,410         $ 744      $68,574      $730,851       (2,817)     $(113,602)     $686,567
    Net income                              -             -            -        23,054            -              -        23,054
    Issuance of common stock                -             -       (1,069)            -           72          2,901         1,832
    Purchase of treasury stock              -             -            -             -         (453)       (19,560)      (19,560)
                                  ------------  ------------ ------------ ------------- ------------ -------------- -------------

Balance, May 4, 2002                   74,410         $ 744      $67,505      $753,905       (3,198)     $(130,261)     $691,893
                                  ============  ============ ============ ============= ============ ============== =============

    The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for the quarter ended May 4, 2002 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, the Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have historically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

2. The interim financial statements are unaudited and reflect all normal recurring adjustments considered necessary by the Company for a fair presentation of its financial statements in accordance with generally accepted accounting principles.

3. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

4. The components of interest income, net were as follows (amounts in thousands):

                                                      Thirteen Weeks Ended
                                                      --------------------
                                                       May 4,      May 5,
                                                        2002        2001
                                                      -------     -------
       Interest income                                $   251     $ 1,424
       Capitalized interest                               163         128
       Interest expense on debt                          (116)        (75)
       Interest on capital leases                         (47)        (53)
                                                      -------     -------
       Interest income, net                           $   251     $ 1,424
                                                      =======     =======

5. The following details the calculation of earnings per share for the periods presented below (amounts in thousands except per share amounts):

                                                      Thirteen Weeks Ended
                                                      --------------------
                                                       May 4,      May 5,
                                                        2002        2001
                                                      -------     -------
       Net income                                     $23,054     $22,963
                                                      =======     =======

       Weighted-average number of common shares
       outstanding, used for basic computation         71,347      72,623

       Plus: Incremental shares from assumed
       exercise of stock options                        1,178       1,660
                                                      -------     -------

       Weighted-average number of common and
       dilutive potential common shares outstanding    72,525      74,283
                                                      =======     =======

       Basic earnings per share                       $  0.32     $  0.32
                                                      =======     =======

       Diluted earnings per share                     $  0.32     $  0.31
                                                      =======     =======

    Options to purchase a total of 747,550 shares at a weighted-average exercise price of $45.35 were outstanding at May 4, 2002, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the quarter then ended.

6. In the fiscal quarter ended May 4, 2002, the Company recorded a pretax accretion charge of $1,417,000 and made payments totaling $4,782,000 in connection with its obligations for House2Home, Inc. ("House2Home") leases. The payments included lump sum settlements for three leases. As of May 4, 2002, the Company has reserved a total of $102,845,000 associated with its obligations for 38 remaining House2Home leases. Both BJ's and House2Home (formerly HomeBase, Inc.) were part of Waban Inc. ("Waban") prior to 1997 and were part of The TJX Companies, Inc. ("TJX") prior to 1989. In connection with the spin-off of Waban from TJX in 1989, Waban agreed to indemnify TJX against any liabilities TJX might incur with respect to these leases. Pursuant to a subsequent agreement, BJ's agreed to indemnify TJX for 100% of House2Home's lease liabilities guaranteed by TJX through January 31, 2003 and for 50% of any such liabilities thereafter. House2Home filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code on November 7, 2001. For additional information, refer to BJ's filing on Form 10-K for the fiscal year ended February 2, 2002.

7. Provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer," became effective at the beginning of 2002. The adoption of these standards did not have a material impact on the Company's results of operations, financial position or cash flows, or produce any major changes in current disclosures.

   SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is in the process of evaluating the requirements of SFAS No. 143, which becomes effective in 2003.

8. On June 12, 2002, the Company terminated its previous bank credit agreement, which was due to expire on July 9, 2002, and entered into a new $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. The agreement includes a $50 million sub-facility for letters of credit. The Company is required to pay an annual facility fee which is currently 0.175% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.575% or (b) a rate equal to the higher of the sum of the Federal Funds Effective Rate plus 0.50% or the agent bank's prime rate. The Company is also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, is currently 0.125%. The facility fee, Eurodollar margin and usage fee are subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. The Company is required to comply with these covenants on a quarterly basis. Under the new credit agreement, the Company may pay dividends or repurchase its own stock in any amount so long as the Company remains in compliance with all other covenants.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Thirteen Weeks (First Quarter) Ended May 4, 2002 versus Thirteen Weeks Ended May 5, 2001.

Results of Operations

Net sales for the first quarter ended May 4, 2002 rose 11.1% to $1.260 billion from $1.134 billion reported in last year's first quarter. This increase was due to the opening of new stores, a comparable store sales increase of 4.0% and an expansion in the number of gas stations in operation from 35 at the end of last year's first quarter to 57 at May 4, 2002. Total revenues in the first quarter included membership fees of $29.0 million versus $25.2 million in last year's first quarter. This year's results benefited from increases in the membership fee for Business and Inner Circle members from $35 to $40, effective January 1, 2001.

Cost of sales (including buying and occupancy costs) was 91.91% of net sales in this year's first quarter versus 91.80% in the comparable period last year. This increase in percentage was due primarily to a combination of increased occupancy costs as a percentage of sales and a decrease in overall gross merchandise margin caused by a shift in the sales mix to below-average-margin consumables this year. This year's cost of sales included additional capacity costs at the Company's new Burlington, New Jersey, cross-dock facility, which replaced a smaller facility in April 2001.

Selling, general and administrative ("SG&A") expenses were 7.29% of net sales in the first quarter versus 7.47% in last year's comparable period. This percentage decrease was attributable mainly to effective expense control and the timing of certain advertising costs.

Preopening expenses were $3.3 million in the first quarter this year compared with $0.3 million in last year's first quarter. The Company opened four new clubs in this year's first quarter. No new clubs were opened in last year's first quarter.

Operating income in the first quarter rose to $38.5 million, an increase of 7.2% over last year's first quarter operating income of $35.9 million.

Interest income, net was $0.3 million in this year's first quarter versus $1.4 million in the comparable period last year. This decrease was due to significantly lower interest rates, which reduced income from invested cash, as well as lower average cash balances.

During the first quarter, the Company recorded a pretax accretion charge of $1.4 million ($0.9 million after-tax, or $.01 per diluted share) associated with its obligations for House2Home, Inc. leases. This charge is recorded on the "Loss on contingent lease obligations" line in the statement of income. Both BJ's and House2Home (formerly HomeBase, Inc.) were part of Waban Inc. ("Waban") prior to 1997 and were part of the TJX Companies, Inc. ("TJX") prior to 1989. In connection with the spin-off of Waban from TJX in 1989, Waban agreed to indemnify TJX against any liabilities TJX might incur with respect to these leases. Pursuant to a subsequent agreement, BJ's agreed to indemnify TJX for 100% of House2Home's lease liabilities guaranteed by TJX through January 31, 2003, and for 50% of any such liabilities thereafter. House2Home filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code on November 7, 2001.

The Company's first quarter provision for income taxes was 38.2% of pretax income this year versus 38.5% last year. Excluding the loss on contingent lease obligations, the Company's pretax income rate in this year's first quarter was 38.3%, the same rate used for the full fiscal year last year.

Net income in this year's first quarter was $23.1 million, or $.32 per diluted share, versus $23.0 million, or $.31 per diluted share, in last year's first quarter.

The Company expects to continue to benefit from the membership fee increases noted above, although that benefit should diminish over the course of the year as the Company cycles through the accounting impact of the fee increases. Because members renew throughout the year and because membership fee income is realized over the life of the membership, the benefit of the fee increases is spread over a two-year period. The Company expects that this benefit will be partially offset by increases in the costs of employee medical benefits and property insurance over the remainder of the year. Interest income is projected to be lower than last year, particularly in the second quarter, when interest rates are expected to be well below last year's rates.

In 2001, all new clubs were opened in the second half of the year. A more evenly distributed schedule of new club openings in 2002 is expected to create uneven quarterly comparisons in preopening and advertising expenses throughout the year. These costs, taken together, are projected to be higher than last year in the second quarter and lower than last year in the third and fourth quarters.

The Company has begun testing pharmacies in the three new Atlanta clubs which opened at the end of the first quarter and in one existing Massachusetts club, which was retrofitted for this business. Plans are in place to expand this test in two additional existing clubs and in two more Atlanta clubs expected to open before the end of the year. Because Atlanta is a market where BJ's has no other clubs, very limited name recognition and two entrenched competitors, the Company is also testing a program of free first-year memberships during the preopening and initial opening periods of the new Atlanta clubs.

In the second quarter, the Company plans to roll out a new BJ's co-branded MasterCard(R) underwritten by a major financial institution on a non-recourse basis. Purchases made at BJ's with the co-branded MasterCard will earn a 1.5% rebate. All other purchases with the BJ's MasterCard will earn rebates of 0.5% or 1.0%, based on certain factors. Rebates up to $500 per year will be issued in the form of BJ's Bucks(R) certificates redeemable for merchandise at any BJ's club.

The Company operated 134 clubs on May 4, 2002 versus 118 clubs on May 5, 2001.

Seasonality

The Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have historically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards

Provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and Emerging Issues Task Force Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer," became effective at the beginning of 2002. The adoption of these standards did not have a material impact on the Company's results of operations, financial position or cash flows, or produce any major changes in current disclosures.

SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is in the process of evaluating the requirements of SFAS No. 143, which becomes effective in 2003.

Liquidity and Capital Resources

Net cash provided by operating activities was $14.0 million in the first quarter of 2002 versus $16.8 million in last year's comparable period. Cash provided by net income before depreciation and amortization and before the post-tax loss on contingent lease obligations was $41.2 million in the first quarter of 2002 versus $37.7 million in last year's comparable period.

Cash expended for property additions was $42.5 million in the first quarter of 2002 versus $41.3 million in the first quarter of 2001. The Company opened four new leased clubs and purchased one existing club, which was previously leased, in this year's first quarter. No new clubs were opened in last year's first quarter; however, all twelve of last year's scheduled new clubs were under construction and the relocation of the Company's cross-dock facility to Burlington, New Jersey, was completed during last year's first quarter. Two new gas stations were opened in the first quarter of this year versus one last year.

The Company's full-year capital expenditures are expected to total approximately $180 million in 2002, based on plans to open approximately 13 or 14 new clubs and 20 to 25 gas stations. The Company expects to own approximately three of the new club locations opening in 2002 and also plans to spend approximately $10 to $15 million in 2002 for clubs that will open in 2003, as well as some initial capital for a third cross-dock facility scheduled to open in Florida in the spring of 2003. The timing of actual club openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

During the first quarter of 2002, the Company repurchased 453,000 shares of its common stock for $19.6 million, or an average price of $43.18 per share. From the inception of its repurchase activities in August 1998 through May 4, 2002, the Company has repurchased a total of $245.6 million of its common stock at an average price of $32.44 per share. The Company's remaining repurchase authorization was $54.4 million as of May 4, 2002.

On June 12, 2002, the Company terminated its previous bank credit agreement, which was due to expire on July 9, 2002, and entered into a new $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. The agreement includes a $50 million sub-facility for letters of credit. The Company is required to pay an annual facility fee which is currently 0.175% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.575% or (b) a rate equal to the higher of the sum of the Federal Funds Effective Rate plus 0.50% or the agent bank's prime rate. The Company is also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, is currently 0.125%. The facility fee, Eurodollar margin and usage fee are subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. The Company is required to comply with these covenants on a quarterly basis. Under the new credit agreement, the Company may pay dividends or repurchase its own stock in any amount so long as the Company remains in compliance with all other covenants. The Company is in compliance with the covenants and other requirements set forth in its credit agreement. BJ's has no credit rating triggers that would accelerate the maturity date of debt if borrowings were outstanding under its credit agreement.

The previous bank credit agreement also contained a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at May 4, 2002. The Company also maintains a separate $41 million facility for letters of credit, primarily to support the purchase of inventories, of which $11.8 million was outstanding at May 4, 2002, and an additional $20 million uncommitted credit line for short-term borrowings.

Increases in inventories and accounts payable from May 5, 2001 to May 4, 2002 were due mainly to the addition of new clubs. Increases in inventories and accounts payable since February 2, 2002 were due primarily to normal seasonal requirements and the addition of new clubs. Increases in deferred tax assets since May 5, 2001 of last year were attributable primarily to the recording of related liabilities for lease indemnification obligations in the third quarter of last year.

Payments that the Company makes to settle its lease indemnification obligations will reduce operating cash flows in varying amounts over the remaining terms of the House2Home leases, which expire at various times up to 2016. During this year's first quarter the Company made payments totaling $4.8 million in connection with these obligations. The payments included lump-sum settlements for three leases. As of May 4, 2002, the present value of the Company's obligations for 38 remaining House2Home leases totaled $102.8 million, including $45.4 million classified as current liabilities. This reflects the fact that BJ's is responsible for 100% of House2Home's lease liabilities through January 31, 2003 and the assumption of a certain average time period before sublease income begins to be realized. BJ's and TJX share equal responsibility for House2Home's leases after January 31, 2003. The Company may satisfy its obligations through additional lump-sum settlements, which could accelerate the timing of cash outflows. The Company believes that these payments will not have a material impact on its future financial condition or cash flows and that the liabilities recorded in the financial statements adequately provide for its indemnification obligations. However, there can be no assurance that the Company's actual liability under the TJX indemnification agreement will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease the House2Home properties.

The following summarizes the Company's contractual cash obligations as of May 4, 2002 and the effect these obligations are expected to have on its liquidity and cash flows in future periods (in thousands):

                                                                     Contingent
                                              Capital    Operating     Lease
     Payments Due by Period        Total       Leases       Leases  Obligations
     ----------------------        -----       ------       ------  -----------

     May 2002 to April 2003   $  138,140   $      451   $   92,289   $   45,400
     May 2003 to April 2005      224,498          912      196,952       26,634
     After April 2005          1,282,670          912    1,250,947       30,811
                              ----------   ----------   ----------   ----------
                              $1,645,308   $    2,275   $1,540,188   $  102,845
                              ==========   ==========   ==========   ==========

Cash and cash equivalents totaled $40.1 million as of May 4, 2002 and there were no borrowings outstanding on that date. The Company believes that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through the term of the new credit agreement, which expires June 13, 2005. However, the Company may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results

This report contains a number of "forward-looking statements," including statements regarding membership fee income, employee medical benefit costs, property insurance costs, interest income, and preopening and advertising expenses, planned capital expenditures, planned store and gas station openings, lease obligations under the Company's indemnification agreement with TJX, and other information with respect to the Company's plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, economic and weather conditions and state and local regulation in the Company's markets; competitive conditions; the Company's success in settling lease obligations under the Company's indemnification agreement with The TJX Companies, Inc.; and events which might cause the Company's 1997 spin-off from Waban Inc. not to qualify for tax-free treatment. Each of these and other factors are discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

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

Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its potential exposure to market risk as of May 4, 2002 is not material because of the short contractual maturities of its cash and cash equivalents. No bank debt was outstanding at May 4, 2002. The Company has not used derivative financial instruments.

                           PART II. OTHER INFORMATION

Item 4 -  Submission of Matters to a Vote of Security Holders

          At the 2002 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on May 23, 2002, the re-election of directors Ronald R. Dion, Lorne R. Waxlax and Edward J. Weisberger for three-year terms ending in 2005 and approval of an amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares that may be issued under the Plan by 2,000,000 shares were acted upon by the stockholders of the Company.

          The number of shares of common stock outstanding and entitled to vote at the Annual Meeting was 71,246,351.

          The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

                                      Votes      Votes     Votes
                                       For      Withheld   Against  Abstentions
                                       ---      --------   -------  -----------
   Ronald R. Dion                   58,274,378   821,075     N/A       N/A
   Lorne R. Waxlax                  58,251,564   843,889     N/A       N/A
   Edward J. Weisberger             58,265,204   830,249     N/A       N/A

   Approval of Amendment to
   1997 Stock Incentive Plan        50,324,879     N/A    8,129,532  641,042


          The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are S. James Coppersmith, Kerry L. Hamilton, Bert N. Mitchell, John J. Nugent, Thomas J. Shields and Herbert J. Zarkin.

Item 6 -  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.1 BJ's Wholesale Club, Inc. 1997 Stock Incentive Plan, as amended.

               10.2 Credit Agreement, dated June 12, 2002 among the Company and certain banks.

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended May 4, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BJ'S WHOLESALE CLUB, INC.
                                         -------------------------
                                         (Registrant)




Date:          June 17, 2002             /s/ JOHN J. NUGENT
       ----------------------------      ------------------
                                         John J. Nugent
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)




Date:          June 17, 2002             /s/ FRANK D. FORWARD
       ----------------------------      --------------------
                                         Frank D. Forward
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)