Form 10-Q
period 2002-08-03
BJS WHOLESALE CLUB INC
filed 2002-09-17
CIK 1037461

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended August 3, 2002
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No__.
                                       ---
The number of shares of the Registrant's common stock outstanding as of August 31, 2002: 70,060,605

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            BJ'S WHOLESALE CLUB, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        Thirteen Weeks Ended
                                                                  --------------------------------
                                                                     August 3,        August 4,
                                                                       2002              2001
                                                                  ------------       -------------
                                                             (Dollars in Thousands except Per Share Amounts)
Net sales                                                          $  1,453,483       $   1,277,176

Membership fees and other                                                32,526              28,534
                                                                   ------------       -------------

   Total revenues                                                     1,486,009           1,305,710
                                                                   ------------       -------------

Cost of sales, including buying and occupancy costs                   1,324,418           1,160,842

Selling, general and administrative expenses                             98,761              84,461

Preopening expenses                                                       3,515               2,194
                                                                   ------------       -------------

   Operating income                                                      59,315              58,213

Interest income, net                                                        166               1,132

Loss on contingent lease obligations                                     (1,335)                  -
                                                                   ------------       -------------

Income before income taxes                                               58,146              59,345

Provision for income taxes                                               22,247              22,848
                                                                   ------------       -------------

   Net income                                                      $     35,899       $      36,497
                                                                   ============       =============

Net income per common share:
   Basic                                                           $       0.51       $        0.50
                                                                   ============       =============
   Diluted                                                         $       0.50       $        0.49
                                                                   ============       =============

Number of common shares for earnings per share computations:
   Basic                                                             70,898,498          72,982,364
   Diluted                                                           71,907,531          74,499,694

    The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                  Twenty-Six Weeks Ended
                                                             ----------------------------------
                                                               August 3,            August 4,
                                                                 2002                 2001
                                                             ------------          ------------
                                                        (Dollars in Thousands except Per Share Amounts)

Net sales                                                    $  2,713,591          $  2,411,348

Membership fees and other                                          64,223                56,395
                                                             ------------          ------------

   Total revenues                                               2,777,814             2,467,743
                                                             ------------          ------------

Cost of sales, including buying and occupancy costs             2,482,574             2,202,003

Selling, general and administrative expenses                      190,620               169,141

Preopening expenses                                                 6,813                 2,472
                                                             ------------          ------------

   Operating income                                                97,807                94,127

Interest income, net                                                  417                 2,556

Loss on contingent lease obligations                               (2,752)                    -
                                                             ------------          ------------

Income before income taxes                                         95,472                96,683

Provision for income taxes                                         36,519                37,223
                                                             ------------          ------------

   Net income                                                $     58,953          $     59,460
                                                             ============          ============

Net income per common share:
   Basic                                                     $       0.83          $       0.82
                                                             ============          ============
   Diluted                                                   $       0.82          $       0.80
                                                             ============          ============

Number of common shares for earnings per share computations:
   Basic                                                       71,122,845            72,802,887
   Diluted                                                     72,218,903            74,398,794

    The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           August 3,      February 2,      August 4,
                                                                             2002             2002            2001
                                                                          -----------     -----------     -----------
                                                                          (Unaudited)                     (Unaudited)
                                                                                     (Dollars In Thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                              $    29,087     $    87,158     $   136,022
   Accounts receivable                                                         55,355          61,027          49,445
   Merchandise inventories                                                    632,165         560,001         517,123
   Current deferred income taxes                                               28,920          27,226           7,952
   Prepaid expenses                                                            14,933          17,406          14,261
                                                                          -----------     -----------     -----------
      Total current assets                                                    760,460         752,818         724,803
                                                                          -----------     -----------     -----------

Property at cost:
   Land and buildings                                                         462,325         449,619         406,218
   Leasehold costs and improvements                                            81,209          74,647          70,906
   Furniture, fixtures and equipment                                          402,642         369,671         351,254
                                                                          -----------     -----------     -----------
                                                                              946,176         893,937         828,378
   Less: accumulated depreciation and amortization                            292,217         259,562         262,670
                                                                          -----------     -----------     -----------
                                                                              653,959         634,375         565,708
                                                                          -----------     -----------     -----------

Property under capital leases                                                   3,319           3,319           3,319
   Less: accumulated amortization                                               2,530           2,447           2,364
                                                                          -----------     -----------     -----------
                                                                                  789             872             955
                                                                          -----------     -----------     -----------

Deferred income taxes                                                           6,105          12,571              --
Other assets                                                                   22,057          21,248          19,668
                                                                          -----------     -----------     -----------
      Total assets                                                        $ 1,443,370     $ 1,421,884     $ 1,311,134
                                                                          ===========     ===========     ===========

LIABILITIES
Current liabilities:
   Short-term debt                                                        $    15,000     $        --     $        --
   Accounts payable                                                           414,418         381,112         358,973
   Accrued expenses and other current liabilities                             147,352         166,183         137,743
   Accrued federal and state income taxes                                      26,650          33,352          22,508
   Obligations under capital leases due within one year                           306             285             258
   Contingent lease obligations due within one year                            45,904          44,068              --
                                                                          -----------     -----------     -----------
      Total current liabilities                                               649,630         625,000         519,482
                                                                          -----------     -----------     -----------

Obligations under capital leases, less portion due
   within one year                                                              1,410           1,558           1,701
Contingent lease obligations, less portion
   due within one year                                                         51,468          62,142              --
Other noncurrent liabilities                                                   52,471          46,617          45,805
Deferred income taxes                                                              --              --           7,704
Commitments and contingencies                                                      --              --              --

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares,
   no shares issued                                                                --              --              --
Common stock, par value $.01, authorized 180,000,000
   shares, issued 74,410,190 shares                                               744             744             744
Additional paid-in capital                                                     65,839          68,574          70,180
Retained earnings                                                             789,804         730,851         707,988
Treasury stock, at cost, 4,220,685, 2,816,753 and
   1,264,673 shares                                                          (167,996)       (113,602)        (42,470)
                                                                          -----------     -----------     -----------
      Total stockholders' equity                                              688,391         686,567         736,442
                                                                          -----------     -----------     -----------
      Total liabilities and stockholders' equity                          $ 1,443,370     $ 1,421,884     $ 1,311,134
                                                                          ===========     ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Twenty-Six Weeks Ended
                                                             -------------------------------------
                                                               August 3,              August 4,
                                                                 2002                   2001
                                                             --------------         --------------

                                                                    (Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $      58,953          $      59,460
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Loss on contingent lease obligations                            2,752                      -
     Depreciation and amortization of property                      35,213                 29,740
     Loss on property disposals                                        135                    122
     Other noncash items (net)                                         123                     63
     Deferred income taxes                                           4,772                   (466)
     Tax benefit from exercise of stock options                      2,113                 15,121
     Increase (decrease) in cash due to changes in:
       Accounts receivable                                           5,672                  5,805
       Merchandise inventories                                     (72,164)               (21,838)
       Prepaid expenses                                              2,473                  1,706
       Other assets                                                   (896)                (5,503)
       Accounts payable                                             33,306                 23,913
       Accrued expenses                                             (1,942)                (1,662)
       Accrued income taxes                                         (6,702)                (9,299)
       Contingent lease obligations                                (11,590)                     -
       Other noncurrent liabilities                                  5,854                  1,352
                                                             -------------          -------------
Net cash provided by operating activities                           58,072                 98,514
                                                             -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions                                                 (71,796)               (79,706)
Proceeds from property disposals                                        58                      2
                                                             -------------          -------------
Net cash used in investing activities                              (71,738)               (79,704)
                                                             -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing of short-term debt                                        15,000                      -
Repayment of capital lease obligations                                (127)                  (109)
Proceeds from sale and issuance of common stock                      2,539                 12,598
Purchase of treasury stock                                         (61,817)               (15,669)
                                                             -------------          -------------
Net cash used in financing activities                              (44,405)                (3,180)
                                                             -------------          -------------

Net increase (decrease) in cash and cash equivalents               (58,071)                15,630
Cash and cash equivalents at beginning of year                      87,158                120,392
                                                             -------------          -------------
Cash and cash equivalents at end of period                   $      29,087          $     136,022
                                                             =============          =============

Noncash financing and investing activities:
  Treasury stock issued for compensation plans               $       7,423          $      33,139


    The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                        Common Stock          Additional                         Treasury Stock            Total
                                  ------------------------     Paid-in       Retained      --------------------------  Stockholders'
                                   Shares        Amount        Capital       Earnings       Shares         Amount          Equity
                                  -----------  -----------   ------------  -------------   -----------  -------------  -------------
                                                                           (In Thousands)
Balance, February 3, 2001             74,410   $       744   $    75,583   $    648,528        (1,947)  $     (59,940)  $   664,915
    Net income                             -             -             -         59,460             -               -        59,460
    Issuance of common stock               -             -        (5,403)             -         1,042          33,139        27,736
    Purchase of treasury stock             -             -             -              -          (360)        (15,669)      (15,669)
                                  ----------   -----------   -----------   ------------    ----------   -------------   -----------
Balance, August 4, 2001               74,410   $       744   $    70,180   $    707,988        (1,265)  $     (42,470)  $   736,442
                                  ==========   ===========   ===========   ============    ==========   =============   ===========


Balance, February 2, 2002             74,410   $       744   $    68,574   $    730,851        (2,817)  $    (113,602)  $   686,567
    Net income                             -             -             -         58,953             -               -        58,953
    Issuance of common stock               -             -        (2,735)             -           183           7,423         4,688
    Purchase of treasury stock             -             -             -              -        (1,587)        (61,817)      (61,817)
                                  ----------   -----------   -----------   ------------    ----------   -------------   -----------
Balance, August 3, 2002               74,410   $       744   $    65,839   $    789,804        (4,221)  $    (167,996)  $   688,391
                                  ==========   ===========   ===========   ============    ==========   =============   ===========

    The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for the quarter ended August 3, 2002 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, the Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have historically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

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

4. The components of interest income, net were as follows (amounts in thousands):

                                                   Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                                --------------------------       --------------------------
                                                 August 3,       August 4,        August 3,      August 4,
                                                   2002            2001             2002           2001
                                                ----------       --------        ----------      ---------
   Interest income                                $   218         $ 1,132         $    469        $  2,556
   Capitalized interest                               137             128              300             256
   Interest expense on debt                          (143)            (76)            (259)           (151)
   Interest expense on capital leases                 (46)            (52)             (93)           (105)
                                                 --------        --------         --------        --------
   Interest income, net                           $   166         $ 1,132         $    417        $  2,556
                                                 ========        ========         ========        ========

5. The following details the calculation of earnings per share for the periods presented below (amounts in thousands except per share amounts):

                                                   Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                                --------------------------       --------------------------
                                                 August 3,       August 4,        August 3,      August 4,
                                                   2002            2001             2002           2001
                                                ----------       --------        ----------      ---------
   Net income                                    $ 35,899         $36,497         $ 58,953        $ 59,460
                                                 ========         =======         ========       =========

   Weighted-average number of common
   shares outstanding, used for basic
   computation                                     70,898          72,982           71,123          72,803

   Plus: Incremental shares from assumed
   exercise of stock options                        1,010           1,518            1,096           1,596
                                                 --------        --------         --------       ---------

   Weighted-average number of common
   and dilutive potential common shares
   outstanding                                     71,908          74,500           72,219          74,399
                                                 ========        ========         ========       =========

   Basic earnings per share                      $   0.51        $   0.50         $   0.83        $   0.82
                                                 ========        ========         ========       =========

   Diluted earnings per share                    $   0.50        $   0.49         $   0.82       $    0.80
                                                 ========        ========         ========       =========

Options to purchase the following shares were outstanding at August 3, 2002, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the periods as indicated:

                                                            Number          Weighted-Average
                                                           of Shares         Exercise Price
                                                           ---------         --------------
  Thirteen weeks ended August 3, 2002                        764,250                 $45.30
  Twenty-six weeks ended August 3, 2002                      759,250                 $45.33

The average market price of common shares exceeded the exercise price of all options for the quarter and six months ended August 4, 2001.

6. During the first half of 2002, the Company repurchased 1,586,500 shares of its common stock for $61.8 million, or an average price of $38.96 per share. On August 19, 2002, the Board of Directors authorized the repurchase of an additional $100 million of the Company's stock. From the inception of its repurchase activities in August 1998 through August 3, 2002, the Company has repurchased a total of $287.9 million of its common stock at an average price of $33.07 per share. Including the new authorization, the Company's remaining repurchase authorization was $112.1 million as of August 19, 2002.

7. The following table summarizes year-to-date activity relating to the Company's obligations for House2Home, Inc. ("House2Home") leases (dollars in thousands):

   Contingent lease obligations, beginning of year                     $106,210
   Interest accretion charges                                             2,752
   Cash payments                                                        (11,590)
                                                                       --------
   Contingent lease obligations, end of period                         $ 97,372
                                                                       ========

The payments above included lump-sum settlements for six leases. Four additional House2Home properties (for which BJ's remains contingently liable) were assigned to third parties. As of August 3, 2002, the Company has reserved a total of $97,372,000 associated with its obligations for the remaining House2Home leases. The Company believes that the liabilities recorded in the financial statements adequately provide for its indemnification obligations. However, there can be no assurance that the Company's actual liability under the TJX indemnification agreement will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease or assign the House2Home properties.

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

8. On June 12, 2002, the Company entered into a new $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding as of August 3, 2002. The Company is required to pay an annual facility fee which is currently 0.175% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.575% or (b) a rate equal to the higher of the sum of the Federal Funds Effective Rate plus 0.50% or the agent bank's prime rate. The Company is also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the average daily amount of credit used under the facility during the calendar quarter. The facility fee, Eurodollar margin and usage fee are subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. The Company is required to comply with these covenants on a quarterly basis. Under the credit agreement, the Company may pay dividends or repurchase its own stock in any amount so long as the Company remains in compliance with all other covenants. On August 13, 2002, the agreement was amended to change the minimum net worth requirement, thereby providing the Company additional capacity to repurchase its common stock. The Company was in compliance with the covenants and other requirements set forth in its credit agreement at August 3, 2002.

In addition to the credit agreement, the Company maintains a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $26.9 million was outstanding at August 3, 2002, and an additional $25 million uncommitted credit line for short-term borrowings, of which $15.0 million was outstanding for short-term working capital uses at August 3, 2002.

9. Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is in the process of evaluating the requirements of SFAS No. 143, which becomes effective in 2003.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective at the beginning of 2002. The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows, or produce any major changes in current disclosures.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities, including club closing activities. The Company is in the process of evaluating the requirements of SFAS No. 146, which becomes effective for exit or disposal activities that are initiated after December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Weeks (Second Quarter) and Twenty-Six Weeks Ended August 3, 2002 versus Thirteen and Twenty-Six Weeks Ended August 4, 2001.

Results of Operations

Net sales for the second quarter ended August 3, 2002 rose 13.8% to $1.45 billion from $1.28 billion reported in last year's second quarter. Net sales for the first half of the current year totaled $2.71 billion, 12.5% higher than last year's comparable period. These increases were due to the opening of new stores and gasoline stations and comparable store sales increases of 3.1% for the second quarter and 3.5% year-to-date. Total revenues in the second quarter included membership fees of $29.7 million versus $25.9 million in last year's second quarter. Year-to-date membership fees were $58.7 million versus $51.1 million last year. This year's results benefited from increases in the membership fee for Business and Inner Circle(R) members from $35 to $40, effective January 1,2001.

Cost of sales (including buying and occupancy costs) was 91.12% of net sales in this year's second quarter versus 90.89% in the comparable period last year. For the first six months, the cost of sales percentage was 91.49% versus 91.32% last year. These increases in percentage were attributable mainly to increased occupancy costs as a percentage of sales, resulting in part from opening 20 new clubs in the last twelve months. Because new clubs typically start out with lower sales levels than mature clubs, but still carry certain fixed costs, their occupancy costs as a percentage of sales are generally higher than average. Occupancy costs, as a percentage of net sales, increased by .12% in this year's second quarter over last year's second quarter. Merchandise gross margins were slightly lower than last year both in the second quarter and year-to-date due to an unfavorable mix of sales. Gasoline margins were also lower than last year, particularly in the second quarter. In last year's second quarter the Company realized a temporary benefit in gas margins that resulted from declining costs.

Selling, general and administrative ("SG&A") expenses were 6.79% of net sales in the second quarter versus 6.61% in last year's comparable period. Year-to-date SG&A expenses were 7.02% of net sales this year versus 7.01% last year. The percentage increase in the second quarter was attributable mainly to the timing of certain advertising costs and increased costs associated with credit and debit card payments. Taken together, these costs, as a percentage of sales, increased by .15% in this year's second quarter over last year's comparable period. SG&A costs in general were impacted by the large number of recent openings of new clubs, which typically have a higher than average ratio of SG&A expenses to net sales.

Preopening expenses were $3.5 million in the second quarter this year compared with $2.2 million in last year's second quarter. Year-to-date preopening expenses totaled $6.8 million this year versus $2.5 million last year. The Company opened eight new clubs in this year's first half, including four clubs in the second quarter. No new clubs were opened in last year's first half.

Operating income in the second quarter rose to $59.3 million, an increase of 1.9% over last year's second quarter operating income of $58.2 million. Year-to-date operating income was $97.8 million, 3.9% higher than last year's $94.1 million.

Interest income, net was $0.2 million in this year's second quarter versus $1.1 million in the comparable period last year. For the first six months, interest income, net was $0.4 million compared with last year's $2.6 million. These decreases were due to significantly lower interest rates, as well as lower invested cash balances, resulting in part from the Company's share repurchase activities.

During the second quarter, the Company recorded a pretax interest accretion charge of $1.3 million ($0.8 million after tax, or $.01 per diluted share) associated with its obligations for House2Home, Inc. leases. Year-to-date accretion charges were $2.8 million ($1.7 million after tax, or $.02 per diluted share). These charges are recorded on the "Loss on contingent lease obligations" line in the statement of income. Both BJ's and House2Home (formerly HomeBase, Inc.) were part of Waban Inc. ("Waban") prior to 1997 and were part of the TJX Companies, Inc. ("TJX") prior to 1989. In connection with the spin-off of Waban from TJX in 1989, Waban agreed to indemnify TJX against any liabilities TJX might incur with respect to these leases. Pursuant to a subsequent agreement, BJ's agreed to indemnify TJX for 100% of House2Home's lease liabilities guaranteed by TJX through January 31, 2003, and for 50% of any such liabilities thereafter. House2Home filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code on November 7, 2001.

The Company's year-to-date provision for income taxes was 38.3% of pretax income this year versus 38.5% last year. Excluding the loss on contingent lease obligations, this year's rate is the same rate used for the full fiscal year last year.

Net income in this year's second quarter was $35.9 million, or $.50 per diluted share, versus $36.5 million, or $.49 per diluted share, in last year's second quarter. Net income in this year's first six months totaled $59.0 million, or $.82 per diluted share, versus $59.5 million, or $.80 per diluted share, in last year's first half.

Certain factors have contributed to lower operating margins through the first half of the year:

.. The Company has opened 20 new clubs in the last twelve months. Sales levels are typically lower in new clubs, which carry many of the same fixed costs as mature clubs.

.. Sales in the group of twelve new clubs which opened in the back half of last year are running below their plans.

.. Most of the new clubs are located in the Southeast, where freight costs are higher because the clubs are serviced out of the Company's cross-dock facility in Burlington, New Jersey. The Company believes that freight costs for clubs in the Southeast will be favorably impacted in the long run after it opens its new cross-dock facility in Jacksonville, Florida, next spring.

.. Comparable club sales have been impacted by increased competition (including new BJ's clubs), which is expected to continue in the second half of the year.

The Company expects to continue to benefit from the membership fee increases noted above, although that benefit should diminish over the course of the year as the Company cycles through the accounting impact of the fee increases. Because members renew throughout the year and because membership fee income is recognized over the life of the membership, the benefit of the fee increases is spread over a two-year period. The Company expects that this benefit will be partially offset by increases in the costs of employee medical benefits and property insurance over the remainder of the year. Lower levels of interest income, net are projected to continue in the second half of the year.

In 2001, all new clubs were opened in the second half of the year. A more evenly distributed schedule of new club openings in 2002 is expected to continue to create uneven quarterly comparisons in preopening and advertising expenses throughout the year. These costs, taken together, are projected to be lower than last year in the third and fourth quarters.

The Company has begun testing pharmacies in the four new Atlanta clubs which opened this year and in one existing Massachusetts club, which was retrofitted for this business. Plans are in place to expand this test to three additional existing clubs before the end of the year. Because Atlanta is a new market where BJ's has no other clubs, very limited name recognition and two entrenched competitors, the Company is also testing a program of free first-year memberships during the preopening and initial opening periods of the new Atlanta clubs.

During the second quarter, the Company rolled out a new BJ's co-branded MasterCard(R) underwritten by a major financial institution on a non-recourse basis. Purchases made at BJ's with the co-branded MasterCard will earn a 1.5% rebate. All other purchases with the BJ's MasterCard will earn rebates of 0.5% or 1.0%, based on certain factors. Rebates up to $500 per year will be issued in the form of BJ's Bucks(R) certificates redeemable for merchandise at any BJ's club.

The Company operated 138 clubs on August 3, 2002 versus 118 clubs on August 4, 2001.

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective at the beginning of 2002. The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows, or produce any major changes in current disclosures.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities, including club closing activities. The Company is in the process of evaluating the requirements of SFAS No. 146, which becomes effective for exit or disposal activities that are initiated after December 31, 2002.

Liquidity and Capital Resources

Net cash provided by operating activities was $58.1 million in the first half of 2002 versus $98.5 million in last year's comparable period. Cash provided by net income before depreciation and amortization and before the post-tax loss on contingent lease obligations was $95.8 million in the first half of 2002 versus $89.2 million in last year's comparable period. Merchandise inventories, net of accounts payable, increased by $38.9 million in the first half of the year versus a decrease of $2.1 million last year. As of August 3, 2002, inventories on a per-club basis were 4.5% higher than they were one year earlier, due mainly to slow sales at the end of July 2002, particularly in some food categories. The Company did experience a strong sell-through of summer seasonal merchandise throughout the second quarter.

Cash expended for property additions was $71.8 million in the first half of 2002 versus $79.7 million in the first half of 2001. The Company opened seven new leased clubs and one new owned club, and purchased one existing club, which was previously leased, in this year's first half. No new clubs were opened in last year's first half; however, all twelve of last year's new clubs (including five owned clubs) were under construction and the relocation of the Company's cross-dock facility to Burlington, New Jersey, was completed during last year's first half. Seven new gas stations were opened in the first half of this year versus nine in last year's comparable period.

The Company's full-year capital expenditures are expected to total approximately $160 million in 2002, based on plans to open approximately 13 new clubs and 18 to 20 gas stations. The Company expects to own two of the new club locations opening in 2002 and also plans to spend approximately $15 to $20 million in 2002 for clubs that will open in 2003, as well as some initial capital for a third cross-dock facility scheduled to open in Jacksonville, Florida, in the spring of 2003. The timing of actual club openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

During the first half of 2002, the Company repurchased 1,586,500 shares of its common stock for $61.8 million, or an average price of $38.96 per share. On August 19, 2002, the Board of Directors authorized the repurchase of an additional $100 million of the Company's stock. From the inception of its repurchase activities in August 1998 through August 3, 2002, the Company has repurchased a total of $287.9 million of its common stock at an average price of $33.07 per share. Including the new authorization, the Company's remaining repurchase authorization was $112.1 million as of August 19, 2002.

On June 12, 2002, the Company entered into a new $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at August 3, 2002. The Company is required to pay an annual facility fee which is currently 0.175% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.575% or (b) a rate equal to the higher of the sum of the Federal Funds Effective Rate plus 0.50% or the agent bank's prime rate. The Company is also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the average daily amount of credit used under the facility during the calendar quarter. The facility fee, Eurodollar margin and usage fee are subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. The Company is required to comply with these covenants on a quarterly basis. Under the credit agreement, the Company may pay dividends or repurchase its own stock in any amount so long as the Company remains in compliance with all other covenants. On August 13, 2002, the agreement was amended to change the minimum net worth requirement, thereby providing the Company additional capacity to repurchase its common stock. The Company was in compliance with the covenants and other requirements set forth in its credit agreement at August 3, 2002. BJ's has no credit rating triggers that would accelerate the maturity date of debt if borrowings were outstanding under its credit agreement.

In addition to the credit agreement, the Company maintains a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $26.9 million was outstanding at August 3, 2002, and an additional $25 million uncommitted credit line for short-term borrowings, of which $15.0 million was outstanding for short-term working capital uses at August 3, 2002.

Increases in inventories and accounts payable from August 4, 2001 to August 3, 2002 were due mainly to the addition of new clubs and a 4.5% increase in inventories per club. Increases in inventories and accounts payable since February 2, 2002 were due primarily to normal seasonal requirements and the addition of new clubs. Increases in deferred tax assets since August 4, 2001 were attributable primarily to the recording of related liabilities for lease indemnification obligations in the third quarter of last year.

Payments that the Company makes to settle its lease indemnification obligations will reduce operating cash flows in varying amounts over the remaining terms of the House2Home leases, which expire at various times up to 2016. During this year's first half the Company made payments totaling $11.6 million in connection with these obligations. The payments included lump-sum settlements for six leases. During the year-to-date period four additional House2Home properties (for which BJ's remains contingently liable) were assigned to third parties. As of August 3, 2002, the present value of the Company's obligations for the remaining House2Home leases totaled $97.4 million, including $45.9 million classified as current liabilities. This reflects the fact that BJ's is responsible for 100% of House2Home's lease liabilities through January 31, 2003 and the assumption of a certain average time period before sublease income begins to be realized. BJ's and TJX share equal responsibility for House2Home's leases after January 31, 2003. The Company may satisfy its obligations through additional lump-sum settlements, which could accelerate the timing of cash outflows. The Company believes that these payments will not have a material impact on its future financial condition or cash flows and that the liabilities recorded in the financial statements adequately provide for its indemnification obligations. However, there can be no assurance that the Company's actual liability under the TJX indemnification agreement will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease or assign the House2Home properties.

The following summarizes the Company's contractual cash obligations as of August 3, 2002 and the effect these obligations are expected to have on its liquidity and cash flows in future periods (in thousands):

                                                        Short-                                Contingent
                                                          Term    Capital     Operating            Lease
     Payments Due by Period                  Total        Debt     Leases        Leases      Obligations
     ----------------------                -------      ------     ------       -------      -----------
     August 2002 to July 2003           $  156,488     $15,000     $  453    $   95,131         $ 45,904
     August 2003 to July 2005              225,893           -        912       200,967           24,014
     After July 2005                     1,282,747           -        798     1,254,495           27,454
                                        ----------     -------     ------    ----------         --------
                                        $1,665,128     $15,000     $2,163    $1,550,593         $ 97,372
                                        ==========     =======     ======    ==========         ========

Cash and cash equivalents totaled $29.1 million as of August 3, 2002 and borrowings of $15.0 million were outstanding on that date. The Company believes that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through the term of its credit agreement, which expires June 13, 2005. However, the Company may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results

This report contains a number of "forward-looking statements," including statements regarding membership fee income, employee medical benefit costs, property insurance costs, interest income, and preopening and advertising expenses, planned capital expenditures, planned club, gas station and cross-dock facility openings, freight costs, competition, lease obligations under the Company's indemnification agreement with TJX, and other information with respect to the Company's plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, economic and weather conditions and state and local regulation in the Company's markets; competitive conditions; the Company's success in settling lease obligations under the Company's indemnification agreement with The TJX Companies, Inc.; and events which might cause the Company's 1997 spin-off from Waban Inc. not to qualify for tax-free treatment. Each of these and other factors are discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its potential exposure to market risk as of August 3, 2002 is not material because of the short contractual maturities of its cash and cash equivalents and bank debt on that date. The Company has not used derivative financial instruments.

Item 4.  Controls and Procedures

Not applicable.

                           PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.1 Amendment No. 1, dated as of August 13, 2002, to Credit Agreement, dated June 12, 2002 among the Company and certain banks.

         (b)  Reports on Form 8-K

              The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended August 3, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   BJ'S WHOLESALE CLUB, INC.
                                                   -------------------------
                                                   (Registrant)




Date:          September 17, 2002                  /S/ MICHAEL T. WEDGE
       ----------------------------------          --------------------
                                                   Michael T. Wedge
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)




Date:          September 17, 2002                  /S/ FRANK D. FORWARD
       ---------------------------------           --------------------
                                                   Frank D. Forward
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                                 CERTIFICATIONS

         I, Michael T. Wedge, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of BJ's Wholesale Club, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002                           /S/ MICHAEL T. WEDGE
      ------------------                           --------------------
                                                   Michael T. Wedge
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)


         I, Frank D. Forward, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of BJ's Wholesale Club, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 17, 2002                           /S/ FRANK D. FORWARD
      ------------------                           --------------------
                                                   Frank D. Forward
                                                   Chief Executive Officer
                                                   (Principal Financial Officer)