Form 10-Q
period 2002-11-02
BJS WHOLESALE CLUB INC
filed 2002-12-17
CIK 1037461

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended November 2, 2002
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ].

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]   No [ ].


The number of shares of the Registrant's common stock outstanding as of November 30, 2002: 69,422,173

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                            BJ'S WHOLESALE CLUB, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                     Thirteen Weeks Ended
                                                                ---------------------------------
                                                                 November 2,         November 3,
                                                                    2002                2001
                                                                ------------         ------------
                                                         (Dollars in Thousands except Per Share Amounts)
Net sales                                                       $  1,375,065         $  1,238,414

Membership fees and other                                             33,536               30,437
                                                                ------------         ------------

   Total revenues                                                  1,408,601            1,268,851
                                                                ------------         ------------

Cost of sales, including buying and occupancy costs                1,266,067            1,131,249

Selling, general and administrative expenses                          96,981               84,790

Preopening expenses                                                    4,106                5,525

Provision for store closing costs and impairment losses               22,907                 --
                                                                ------------         ------------

   Operating income                                                   18,540               47,287

Interest income (expense), net                                          (238)                 739

Gain (loss) on contingent lease obligations                           18,933             (105,000)
                                                                ------------         ------------

Income (loss) before income tax                                       37,235              (56,974)

Provision (benefit) for income taxes                                  13,812              (23,510)
                                                                ------------         ------------

Net income (loss)                                               $     23,423         $    (33,464)
                                                                ============         ============

Net income (loss) per common share:
   Basic                                                        $       0.34         $      (0.46)
                                                                ============         ============
   Diluted                                                      $       0.33         $      (0.46)
                                                                ============         ============

Number of common shares for earnings
   per share computations:
   Basic                                                          69,708,368           72,525,981
   Diluted                                                        70,175,129           72,525,981


    The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                    Thirty-Nine Weeks Ended
                                                                ---------------------------------
                                                                 November 2,         November 3,
                                                                    2002                2001
                                                                ------------         ------------
                                                         (Dollars in Thousands except Per Share Amounts)
Net sales                                                       $  4,088,656         $  3,649,762

Membership fees and other                                             97,759               86,832
                                                                ------------         ------------

   Total revenues                                                  4,186,415            3,736,594
                                                                ------------         ------------

Cost of sales, including buying and occupancy costs                3,748,641            3,333,252

Selling, general and administrative expenses                         287,601              253,931

Preopening expenses                                                   10,919                7,997

Provision for store closing costs and impairment losses               22,907                 --
                                                                ------------         ------------

   Operating income                                                  116,347              141,414

Interest income, net                                                     179                3,295

Gain (loss) on contingent lease obligations                           16,181             (105,000)
                                                                ------------         ------------

Income before income tax                                             132,707               39,709

Provision for income taxes                                            50,331               13,713
                                                                ------------         ------------

Net income                                                      $     82,376         $     25,996
                                                                ============         ============

Net income per common share:
   Basic                                                        $       1.17         $       0.36
                                                                ============         ============
   Diluted                                                      $       1.15         $       0.35
                                                                ============         ============

Number of common shares for earnings
   per share computations:
   Basic                                                          70,651,353           72,710,585
   Diluted                                                        71,566,985           74,245,914


    The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                    November 2,       February 2,       November 3,
                                                                        2002             2002               2001
                                                                    -----------       -----------       -----------
                                                                    (Unaudited)                         (Unaudited)
                                                                                (Dollars in Thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                         $    31,906       $    87,158       $    48,308
  Accounts receivable                                                    62,175            61,027            56,786
  Merchandise inventories                                               730,054           560,001           667,246
  Current deferred income taxes                                          26,385            27,226            21,607
  Prepaid expenses                                                       16,746            17,406            16,586
                                                                    -----------       -----------       -----------
     Total current assets                                               867,266           752,818           810,533
                                                                    -----------       -----------       -----------

Property at cost:
  Land and buildings                                                    465,497           449,619           420,067
  Leasehold costs and improvements                                       86,971            74,647            74,358
  Furniture, fixtures and equipment                                     398,794           369,671           351,953
                                                                    -----------       -----------       -----------
                                                                        951,262           893,937           846,378
  Less: accumulated depreciation and amortization                       284,574           259,562           255,411
                                                                    -----------       -----------       -----------
                                                                        666,688           634,375           590,967
                                                                    -----------       -----------       -----------

Property under capital leases                                              --               3,319             3,319
  Less: accumulated amortization                                           --               2,447             2,406
                                                                    -----------       -----------       -----------
                                                                           --                 872               913
                                                                    -----------       -----------       -----------

Deferred income taxes                                                      --              12,571            20,874
Other assets                                                             22,883            21,248            21,164
                                                                    -----------       -----------       -----------
     Total assets                                                   $ 1,556,837       $ 1,421,884       $ 1,444,451
                                                                    ===========       ===========       ===========

LIABILITIES
Current liabilities:
  Short-term debt                                                   $    93,300       $      --         $      --
  Accounts payable                                                      475,964           381,112           472,106
  Accrued expenses and other current liabilities                        162,568           166,183           144,498
  Accrued federal and state income taxes                                 12,501            33,352            16,717
  Obligations under capital leases due within one year                     --                 285               272
  Contingent lease obligations due within one year                       33,092            44,068            33,795
                                                                    -----------       -----------       -----------
     Total current liabilities                                          777,425           625,000           667,388
                                                                    -----------       -----------       -----------

Obligations under capital leases, less portion due
  within one year                                                          --               1,558             1,632
Contingent lease obligations, less portion
  due within one year                                                    16,927            62,142            71,205
Other noncurrent liabilities                                             65,689            46,617            46,610
Deferred income taxes                                                     3,177              --                --
Commitments and contingencies                                              --                --                --

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares,
  no shares issued                                                         --                --                --
Common stock, par value $.01, authorized 180,000,000
  shares, issued 74,410,190 shares                                          744               744               744
Additional paid-in capital                                               65,272            68,574            69,010
Retained earnings                                                       813,227           730,851           674,524
Treasury stock, at cost, 5,097,025, 2,816,753 and
  2,184,418 shares                                                     (185,624)         (113,602)          (86,662)
                                                                    -----------       -----------       -----------
    Total stockholders' equity                                          693,619           686,567           657,616
                                                                    -----------       -----------       -----------
    Total liabilities and stockholders' equity                      $ 1,556,837       $ 1,421,884       $ 1,444,451
                                                                    ===========       ===========       ===========


    The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Thirty-Nine Weeks Ended
                                                                           ----------------------------
                                                                          November 2,        November 3,
                                                                              2002              2001
                                                                           ---------          ---------
                                                                              (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $  82,376          $  25,996
Adjustments to reconcile net income to net cash
  provided by operating activities:
     (Gain) loss on contingent lease obligations                             (16,181)           105,000
     Provision for store closing costs and asset impairment losses            22,907               --
     Depreciation and amortization of property                                53,833             45,217
     Loss on property disposals                                                  140                315
     Other noncash items (net)                                                   201                 93
     Deferred income taxes                                                    16,589            (42,699)
     Tax benefit from exercise of stock options                                2,236             17,565
     Increase (decrease) in cash due to changes in:
      Accounts receivable                                                     (1,148)            (1,536)
      Merchandise inventories                                               (170,053)          (171,961)
      Prepaid expenses                                                           660               (619)
      Other assets                                                            (1,807)            (7,024)
      Accounts payable                                                        94,852            137,046
      Accrued expenses                                                         7,037              8,397
      Accrued income taxes                                                   (20,851)           (15,090)
      Contingent lease obligations                                           (40,010)              --
      Other noncurrent liabilities                                             5,173              2,157
                                                                           ---------          ---------
Net cash provided by operating activities                                     35,954            102,857
                                                                           ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions                                                          (106,799)          (123,897)
Proceeds from property disposals                                                 104                  2
                                                                           ---------          ---------
Net cash used in investing activities                                       (106,695)          (123,895)
                                                                           ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing of short-term debt                                                  93,300               --
Repayment of capital lease obligations                                          (197)              (164)
Proceeds from issuance of common stock                                         2,850             16,852
Purchase of treasury stock                                                   (80,464)           (67,734)
                                                                           ---------          ---------
Net cash provided by (used in) financing activities                           15,489            (51,046)
                                                                           ---------          ---------

Net decrease in cash and cash equivalents                                    (55,252)           (72,084)
Cash and cash equivalents at beginning of year                                87,158            120,392
                                                                           ---------          ---------
Cash and cash equivalents at end of period                                 $  31,906          $  48,308
                                                                           =========          =========


Noncash financing and investing activities:
  Treasury stock issued for compensation plans                             $   8,442          $  41,012


    The accompanying notes are an integral part of the financial statements.

                            BJ'S WHOLESALE CLUB, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                       Common Stock         Additional                        Treasury Stock             Total
                                 -----------------------     Paid-in        Retained      ------------------------    Stockholders'
                                   Shares        Amount      Capital        Earnings       Shares         Amount         Equity
                                 ---------     ---------     ---------      ---------     ---------      ---------      ---------
                                                                         (In Thousands)
Balance, February 3, 2001           74,410     $     744     $  75,583      $ 648,528        (1,947)     $ (59,940)     $ 664,915
    Net income                        --            --            --           25,996          --             --           25,996
    Issuance of common stock          --            --          (6,573)          --           1,249         41,012         34,439
    Purchase of treasury stock        --            --            --             --          (1,486)       (67,734)       (67,734)
                                 ---------     ---------     ---------      ---------     ---------      ---------      ---------
Balance, November 3, 2001           74,410     $     744     $  69,010      $ 674,524        (2,184)     $ (86,662)     $ 657,616
                                 =========     =========     =========      =========     =========      =========      =========


Balance, February 2, 2002           74,410     $     744     $  68,574      $ 730,851        (2,817)     $(113,602)     $ 686,567
    Net income                        --            --            --           82,376          --             --           82,376
    Issuance of common stock          --            --          (3,302)          --             209          8,442          5,140
    Purchase of treasury stock        --            --            --             --          (2,489)       (80,464)       (80,464)
                                 ---------     ---------     ---------      ---------     ---------      ---------      ---------
Balance, November 2, 2002           74,410     $     744     $  65,272      $ 813,227        (5,097)     $(185,624)     $ 693,619
                                 =========     =========     =========      =========     =========      =========      =========



    The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for the quarter and nine months ended November 2, 2002 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, the Company's business, in common with the business of retailers generally, is subject to seasonal influences. The Company's sales and operating income have historically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

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

4. The components of interest income (expense), net were as follows (amounts in thousands):

                                                           Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                          -----------------------             -----------------------
                                                         Nov. 2,          Nov. 3,             Nov. 2          Nov. 3,
                                                          2002             2001                2002            2001
                                                         -------          -------             -------         -------
     Interest income                                     $    56           $  739               $ 525          $3,295
     Capitalized interest                                    155              128                 455             384
     Interest expense on debt                               (405)             (77)               (664)           (228)
     Interest expense on capital leases                      (44)             (51)               (137)           (156)
                                                         -------           ------              ------         -------
     Interest income (expense), net                      $  (238)          $  739               $ 179          $3,295
                                                         =======           ======              ======          ======


5. The following details the calculation of earnings per share for the periods presented below (amounts in thousands except per share amounts):

                                                           Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                         ------------------------             -----------------------
                                                         Nov. 2,          Nov. 3,             Nov. 2,         Nov. 3,
                                                          2002             2001                2002            2001
                                                         -------          -------             -------         -------
    Net income (loss)                                    $23,423        $ (33,464)           $ 82,376        $ 25,996
                                                         =======        =========            ========        ========

    Weighted-average number of common
    shares outstanding, used for basic
    computation                                           69,708           72,526              70,651          72,711

    Plus: Incremental shares from assumed
    exercise of stock options                                467                -                 916           1,535
                                                         -------        ---------            --------        --------

    Weighted-average number of common
    and dilutive potential common shares
    outstanding                                           70,175           72,526              71,567          74,246
                                                         =======        =========            ========        ========

    Basic earnings (loss) per share                      $  0.34        $   (0.46)           $   1.17        $   0.36
                                                         =======        =========            ========        ========

    Diluted earnings (loss) per share                    $  0.33        $   (0.46)           $   1.15        $   0.35
                                                         =======        =========            ========        ========

Options to purchase the following shares were outstanding at November 2, 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares for the periods as indicated:

                                                  Number       Weighted-Average
                                                of Shares       Exercise Price
                                                ---------      -----------------
  Thirteen weeks ended November 2, 2002         3,816,035           $32.22
  Thirty-nine weeks ended November 2, 2002      1,630,310           $40.84

The average market price of common shares exceeded the exercise price of all options for the quarter and nine months ended November 3, 2001. In addition, options outstanding during the quarter ended November 3, 2001 were not included in the computation of diluted earnings per share because the Company reported a loss for the period.

6. During the first nine months of 2002, the Company repurchased 2,488,700 shares of its common stock for $80.5 million, or an average price of $32.33 per share. On August 19, 2002, the Board of Directors authorized the repurchase of an additional $100 million of the Company's stock. From the inception of its repurchase activities in August 1998 through November 2, 2002, the Company has repurchased a total of $306.5 million of its common stock at an average price of $31.91 per share. Including the new authorization, the Company's remaining repurchase authorization was approximately $93.5 million as of November 2, 2002.

7. The following table summarizes year-to-date activity relating to the Company's obligations for House2Home, Inc. ("House2Home") leases (dollars in thousands):

    Contingent lease obligations, beginning of year                $106,210
    Interest accretion charges                                        3,819
    Adjustment to liability                                         (20,000)
    Cash payments                                                   (40,010)
                                                                  ----------
    Contingent lease obligations, end of period                    $ 50,019
                                                                   ========

Based on an evaluation of its remaining obligations precipitated by the significant progress made in settling liabilities for House2Home leases in the quarter ended November 2, 2002, the Company recorded a $20.0 million pretax gain in this year's third quarter to reduce its estimated probable liability related to its contingent lease obligations. On an after-tax basis, this gain was $12.0 million.

The cash payments referenced above included lump-sum settlements for 20 leases, including 14 in the third quarter. Four additional House2Home properties (for which BJ's remains contingently liable) have been assigned to third parties. As of November 2, 2002, the Company has reserved a total of $50,019,000 associated with its obligations for the remaining House2Home leases. The Company believes that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that the Company's actual liability for its House2Home related obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to the House2Home properties. The Company considers its maximum undiscounted pretax exposure for its House2Home contingent lease obligations to be approximately
$88 million at November 2, 2002.

In the quarter ended November 3, 2001, the Company recorded a pretax charge of $105.0 million to establish its estimated loss associated with 41 House2Home leases. On an after-tax basis, this charge was $63.0 million. Both BJ's and House2Home (formerly HomeBase, Inc.) were part of Waban Inc. ("Waban") prior to 1997 and were part of The TJX Companies, Inc. ("TJX") prior to 1989. In connection with the spin-off of Waban from TJX in 1989, Waban agreed to indemnify TJX against any liabilities TJX might incur with respect to these leases. Pursuant to a subsequent agreement, BJ's agreed to indemnify TJX for 100% of House2Home's lease liabilities guaranteed by TJX through January 31, 2003 and for 50% of any such liabilities thereafter. House2Home filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code on November 7, 2001. For additional information, refer to BJ's filing on Form 10-K for the fiscal year ended February 2, 2002 and to Item 2. of this report.

8. The Company recorded a provision for store closing costs and asset impairment losses of $22.9 million in this year's third quarter. Store closing costs were $21.1 million ($12.6 million after tax) and asset impairment charges were $1.8 million ($1.1 million after tax) in the quarter.

On October 10, 2002, the Company announced that it would close both of its clubs in the Columbus, Ohio, market and an older non-prototypical club in North Dade, Florida. Each of these clubs closed for business on November 9, 2002. Of the $21.1 million pretax charge for store closing costs, approximately $18.3 million was related to the Company's lease liabilities for the three closed clubs. Other store closing costs included $2.2 million for the write-down of long-lived assets, $.5 million for employee termination benefits and $.1 million for other exit costs.

Amounts recorded in the third quarter to recognize the Company's liability for lease obligations were based on the present value of rent liabilities under the three leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. A discount rate of 6% was used to calculate the present value of the obligations. Payments that the Company makes to settle its lease obligations will reduce operating cash flows in varying amounts over the remaining terms of the leases, which extend up to the year 2019. The Company believes that these payments will not have a material impact on its future financial condition or cash flows and that the reserves recorded in the financial statements adequately provide for its obligations. However, there can be no assurance that the Company's actual liability under the leases will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease the properties. The Company may satisfy its lease obligations through lump sum settlements, which may accelerate future cash outflows. The Company considers its maximum undiscounted pretax exposure with respect to the leases for the three closed clubs to be approximately $52 million at November 2, 2002.

Employee termination benefit costs were accrued for 151 employees in the three closed clubs. No costs were accrued for employees who were expected to transfer to other clubs.

The operations of the three closed clubs will be presented as discontinued operations beginning with the fourth quarter. Prior period information will be recast to conform with the new presentation.

Based on the Company's recent decline in comparable club sales, a review of all clubs was completed with respect to the proper carrying value for each club's long lived-assets. The third quarter pretax asset impairment charges of $1.8 million were recorded to write down leasehold improvements and certain fixtures to fair value at an underperforming club that is currently projected to have future operating losses. The fair value of the assets was based on past experience in disposing of similar assets.

9. On June 12, 2002, the Company entered into a new $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. As of November 2, 2002, borrowings of $80.0 million were outstanding under the agreement for short-term working capital uses. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding as of November 2, 2002. The Company is required to pay an annual facility fee which is currently 0.175% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.575% or (b) a rate equal to the higher of the sum of the Federal Funds Effective Rate plus 0.50% or the agent bank's prime rate. The Company is also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the average daily amount of credit used under the facility during the calendar quarter. The facility fee, Eurodollar margin and usage fee are subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. The Company is required to comply with these covenants on a quarterly basis. Under the credit agreement, the Company may pay dividends or repurchase its own stock in any amount so long as the Company remains in compliance with all other covenants. On August 13, 2002, the agreement was amended to change the minimum net worth requirement, thereby providing the Company additional capacity to repurchase its common stock. The Company was in compliance with the covenants and other requirements set forth in its credit agreement at November 2, 2002.

In addition to the credit agreement, the Company maintains a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $12.5 million was outstanding at November 2, 2002, and an additional $25 million uncommitted credit line for short-term borrowings, of which $13.3 million was outstanding for short-term working capital uses at November 2, 2002.

10. Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is in the process of evaluating the requirements of SFAS No. 143, which becomes effective in 2003.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective at the beginning of 2002. The provisions of this standard were used to determine the reporting of this year's impairment losses and the disposal of long-lived assets associated with the closing of three clubs this year.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities, including club closing activities, and becomes effective for exit or disposal activities that are initiated after December 31, 2002.

Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. This standard addresses accounting and disclosure issues with respect to guarantees of indebtedness or other liabilities. The Company is currently evaluating the impact of FIN 45, as it is effective for guarantees issued or modified after December 31, 2002.

Emerging Issues Task Force Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," addresses how a reseller should account for cash or other consideration received from a vendor. The Company is currently evaluating the impact of this standard. The standard is effective for new arrangements beginning after November 21, 2002 and for periods beginning after December 15, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Weeks (Third Quarter) and Thirty-Nine Weeks Ended November 2, 2002 versus Thirteen and Thirty-Nine Weeks Ended November 3, 2001.

Results of Operations

Net sales for the third quarter ended November 2, 2002 rose 11.0% to $1.38 billion from $1.24 billion reported in last year's third quarter. Net sales for the first nine months of the current year totaled $4.09 billion, 12.0% higher than last year's $3.65 billion in the comparable period. The increase in net sales in the third quarter was due entirely to new clubs. The increase in the year-to-date period was due to new clubs and an increase in comparable club sales. Comparable club sales represented 19% of the total increase in net sales for the year-to-date period, with new clubs accounting for the remainder of the increase.

Comparable club sales decreased by 0.1% in the third quarter and increased by 2.3% year-to-date. In determining comparable club information, the Company includes all clubs that were open for at least 13 months at the beginning of the period and were in operation during all of both periods being compared. However, if a club is in the process of closing, it is excluded from comparable clubs. The Company includes relocated clubs and expansions in comparable clubs.

Third quarter sales were impacted by a generally weaker economic climate. Comparable store sales were negatively impacted by comparison to last year's post-September 11 stock-up purchasing as well as increased price deflation this year in a number of food and general merchandise categories. These factors were offset to some extent by improved gasoline sales, which benefited from higher prices per gallon than last year and increased volume, as the Company became more aggressive in its pricing of gasoline during the quarter in order to drive incremental business. Total revenues in the third quarter included membership fees of $29.9 million versus $27.2 million in last year's third quarter. Year-to-date membership fees were $88.7 million versus $78.2 million last year. This year's results benefited from increases in the membership fee for Business and Inner Circle(R) members from $35 to $40, effective January 1, 2001. The Company expects that membership renewal rates for 2002 will be approximately the same as last year's renewal rates of 87% for Business members and 83% for Inner Circle members.

Cost of sales (including buying and occupancy costs) was 92.07% of net sales in this year's third quarter versus 91.35% in the comparable period last year. For the first nine months, the cost of sales percentage was 91.68% versus 91.33% last year. Slightly more than half of the increase in the third quarter's percentage was attributable to increased occupancy costs, resulting in part from opening 24 new clubs in the last 15 months. Because new clubs typically start out with lower sales levels than mature clubs, but still carry certain fixed costs, their occupancy costs as a percentage of sales are generally higher than average. Merchandise gross margins were lower than last year's third quarter due to an unfavorable mix of sales, deflation in some key categories and an increased proportion of sales of gasoline, which is sold at lower margins than the remainder of BJ's products. For the nine-month period, occupancy costs accounted for slightly more than half of the overall increase in the cost of sales percentage.

Selling, general and administrative ("SG&A") expenses were 7.05% of net sales in the third quarter versus 6.85% in last year's comparable period. Year-to-date SG&A expenses were 7.03% of net sales this year versus 6.96% last year. The third quarter SG&A expense ratio was impacted in general by the large number of new club openings over the last 15 months. New clubs typically have a higher than average ratio of SG&A expenses to net sales. The SG&A ratio rose by 20 basis points in the third quarter. This included a 33 basis point decrease in incentive pay expenses due to lower than planned income levels. The remainder of SG&A costs, as a percentage of sales, rose by 53 basis points, due mainly to increases in payroll, medical and worker's compensation insurance costs, executive separation expense of $1.2 million, and debit and credit card costs. Total SG&A expenses rose by $12.2 million in the third quarter and by $33.7 million year-to-date. These increases were due mainly to an increase in the number of clubs in operation. Payroll and payroll related benefits accounted for 50% of the increase in the third quarter and 72% of the increase in the year-to-date period. The amount of the increase due to payroll and payroll related benefits was lower than usual this year, particularly in the third quarter, because of the decrease in incentive pay expenses noted above. Payroll and payroll related benefits accounted for 80.0% of SG&A expenses in this year's third quarter and 82.3% of SG&A expenses in the first nine months of this year.

Preopening expenses were $4.1 million in the third quarter this year compared with $5.5 million in last year's third quarter. Year-to-date preopening expenses totaled $10.9 million this year versus $8.0 million last year. The Company opened 12 new clubs in this year's first nine months, including four clubs in the third quarter. All seven of last year's October year-to-date openings occurred in the third quarter.

The Company recorded a provision for store closing costs and asset impairment losses of $22.9 million in this year's third quarter. Store closing costs were $21.1 million ($12.6 million after tax, or $.18 per diluted share) and asset impairment charges were $1.8 million ($1.1 million after tax, or $.02 per diluted share) in the quarter.

On October 10, 2002, the Company announced that it would close both of its clubs in the Columbus, Ohio, market and an older non-prototypical club in North Dade, Florida. Each of these clubs closed for business on November 9, 2002. Of the $21.1 million pretax charge for store closing costs, approximately $18.3 million was related to the Company's lease liabilities for the three closed clubs. Other store closing costs included $2.2 million for the write-down of long-lived assets, $.5 million for employee termination benefits and $.1 million for other exit costs. The charges recorded in the third quarter for lease obligations were based on the present value of rent liabilities under the three leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. A discount rate of 6% was used to calculate the present value of the obligations. Employee termination benefit costs were accrued for 151 employees in the three closed clubs. No costs were accrued for employees who were expected to transfer to other clubs.

Based on the Company's recent decline in comparable club sales, a review was completed with respect to the proper carrying value for each club's long lived-assets. The third quarter asset impairment charges of $1.8 million were recorded to write down leasehold improvements and certain fixtures to fair value at an underperforming club that is currently projected to have future operating losses. The fair value of the assets was based on past experience in disposing of similar assets.

The Company recorded net interest expense of $.2 million in this year's third quarter versus net interest income of $.7 million in the comparable period last year. For the first nine months net interest income was $.2 million compared with last year's $3.3 million. These decreases in net interest income were due primarily to lower invested cash balances, net of borrowings, resulting mainly from slower inventory turns, which resulted in additional seasonal borrowing requirements this year, and from treasury stock purchases of approximately $109 million and House2Home lease obligation payments of approximately $40 million in the last twelve months.

The Company recorded a gain on contingent lease obligations of $18.9 million in this year's third quarter, which consisted of a $20.0 million reduction in House2Home lease obligations offset by interest accretion charges of $1.1 million. The reduction in the estimated probable liability was based on an evaluation of the Company's remaining obligations precipitated by the significant progress made during the third quarter in settling House2Home leases. This year's gain on contingent lease liabilities for the nine-month period consisted of the $20 million third quarter lease liability reduction, offset by interest accretion charges of $3.8 million. In the quarter ended November 3, 2001, the Company recorded a pretax charge of $105.0 million to establish its estimated loss associated with 41 House2Home leases. Both BJ's and House2Home (formerly HomeBase, Inc.) were part of Waban Inc. ("Waban") prior to 1997 and were part of The TJX Companies, Inc. ("TJX") prior to 1989. In connection with the spin-off of Waban from TJX in 1989, Waban agreed to indemnify TJX against any liabilities TJX might incur with respect to these leases. Pursuant to a subsequent agreement, BJ's agreed to indemnify TJX for 100% of House2Home's lease liabilities guaranteed by TJX through January 31, 2003, and for 50% of any such liabilities thereafter. House2Home filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code on November 7, 2001.

The Company's year-to-date provision for income taxes was 37.9% of pretax income this year versus 34.5% last year. These rates were affected by this year's costs related to the closing of three clubs and by House2Home activity, which included significant gains this year and a large loss last year. Each of these items was tax effected at an incremental rate of 40%. Excluding these items, the effective year-to-date tax rates were 38.0% this year (the rate the Company now expects to report for the full year) and 38.5% last year (which was reduced to 38.3% at the end of last year).

Net income in this year's third quarter was $23.4 million, or $.33 per diluted share, versus a net loss of $33.5 million, or $.46 per diluted share, in last year's third quarter. Net income in this year's first nine months totaled $82.4 million, or $1.15 per diluted share, versus $26.0 million, or $.35 per diluted share, in last year's comparable period.

Certain factors have contributed to lower operating margins through the first nine months of the year:

o The Company has opened 24 new clubs in the last 15 months. Sales levels are typically lower in new clubs, which carry many of the same fixed costs as mature clubs.

o As a group, sales in last year's twelve new clubs (which all opened in the second half of the year) are running below plan. Because these clubs have been in operation for a short time period, the Company does not currently consider them at risk for impairment of long-lived assets.

o 14 of the last 24 newly opened clubs are located in the Southeast, where freight costs are higher because the clubs are serviced out of the Company's cross-dock facility in Burlington, New Jersey. The Company believes that freight costs for clubs in the Southeast will eventually be reduced after it opens its new cross-dock facility in Jacksonville, Florida, which is scheduled to occur next spring.

o Comparable club sales have been impacted by increased competition (including new BJ's clubs), which is expected to continue in the fourth quarter of this year and into next year.

Based on prospects that economic uncertainties and weak consumer confidence may continue to dampen spending, the Company expects that the factors that have affected its business this year will continue into the fourth quarter and into next year. For the fourth quarter, the Company expects that comparable club sales will increase in the range of approximately 0% to 1% and that cost of sales and SG&A expenses, as a percentage of sales, will continue to be higher than last year. For next year, the Company expects that its comparable club sales increase will be in the same range as that projected for this year's fourth quarter.

The Company is in the process of implementing certain changes to accommodate the upcoming change in the Uniform Product Code numbering system. The Company believes that the costs incurred in this implementation will not have a material effect on its operating results, financial position or cash flows.

The Company has begun testing pharmacies in the four new Atlanta clubs which opened this year and in three existing Massachusetts clubs, which were retrofitted for this business. Plans are in place to expand this test to one additional existing club near the end of this fiscal year and another existing club in next year's first quarter. Because Atlanta is a new market where BJ's has no other clubs, very limited name recognition and two entrenched competitors, the Company also tested a program of free first-year memberships during the preopening and initial opening periods of the new Atlanta clubs.

Beginning in the second quarter, the Company rolled out a new BJ's co-branded MasterCard(R) underwritten by a major financial institution on a non-recourse basis. Purchases made at BJ's with the co-branded MasterCard will earn a 1.5% rebate. All other purchases with the BJ's MasterCard will earn rebates of 0.5% or 1.0%, based on certain factors. Rebates up to $500 per year will be issued in the form of BJ's Bucks(R) checks redeemable for merchandise at any BJ's club. The rebates are funded by the underwriting financial institution.

The Company operated 142 clubs on November 2, 2002 versus 125 clubs on November 3, 2001. Three of the clubs in operation at November 2, 2002 closed for business on November 9, 2002.

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective at the beginning of 2002. The provisions of this standard were used to determine the reporting of this year's impairment losses and the disposal of long-lived assets associated with the closing of three clubs this year.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities, including club closing activities, and becomes effective for exit or disposal activities that are initiated after December 31, 2002.

Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. This standard addresses accounting and disclosure issues with respect to guarantees of indebtedness or other liabilities. The Company is currently evaluating the impact of FIN 45, as it is effective for guarantees issued or modified after December 31, 2002.

Emerging Issues Task Force Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," addresses how a reseller should account for cash or other consideration received from a vendor. The Company is currently evaluating the impact of this standard. The standard is effective for new arrangements beginning after November 21, 2002 and for periods beginning after December 15, 2002.

Liquidity and Capital Resources

Net cash provided by operating activities was $36.0 million in the first nine months of 2002 versus $102.9 million in last year's comparable period. Merchandise inventories, net of accounts payable, increased by $75.2 million in the first nine months of this year versus $34.9 million in last year's comparable period. Cash expenditures for contingent lease obligations were $40.0 million higher than last year for the year-to-date period.

Cash expended for property additions was $106.8 million in the first nine months of 2002 versus $123.9 million in last year's comparable period. The Company opened eleven new leased clubs and one new owned club, and purchased one existing club, which was previously leased, in this year's first nine months. Seven new clubs were opened and the relocation of the Company's cross-dock facility in Burlington, New Jersey, was completed in last year's first nine months. At the end of last year's third quarter, another five clubs and one relocated club were under construction. Five of the twelve new clubs opened last year were at owned locations. Ten new gas stations were opened in the year-to-date period this year versus thirteen in last year's comparable period.

The Company's full-year capital expenditures are expected to total approximately $160 to $165 million in 2002, based on plans to open 13 new clubs and approximately 13 to 14 gas stations. The Company will own two of the new club locations opening in 2002 and also plans to spend approximately $20 million in 2002 for clubs that will open in 2003, as well as some initial capital for a third cross-dock facility scheduled to open in Jacksonville, Florida, in the spring of 2003. The timing of actual club and gas station openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

During the first nine months of 2002, the Company repurchased 2,488,700 shares of its common stock for $80.5 million, or an average price of $32.33 per share. On August 19, 2002, the Board of Directors authorized the repurchase of an additional $100 million of the Company's stock. From the inception of its repurchase activities in August 1998 through November 2, 2002, the Company has repurchased a total of $306.5 million of its common stock at an average price of $31.91 per share. Including the new authorization, the Company's remaining repurchase authorization was $93.5 million as of November 2, 2002.

On June 12, 2002, the Company entered into a new $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. As of November 2, 2002, borrowings of $80.0 million were outstanding under the agreement for short-term working capital uses. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at November 2, 2002. The Company is required to pay an annual facility fee which is currently 0.175% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin which is currently 0.575% or (b) a rate equal to the higher of the sum of the Federal Funds Effective Rate plus 0.50% or the agent bank's prime rate. The Company is also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the average daily amount of credit used under the facility during the calendar quarter. The facility fee, Eurodollar margin and usage fee are subject to change based upon the Company's fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. The Company is required to comply with these covenants on a quarterly basis. Under the credit agreement, the Company may pay dividends or repurchase its own stock in any amount so long as the Company remains in compliance with all other covenants. On August 13, 2002, the agreement was amended to change the minimum net worth requirement, thereby providing the Company additional capacity to repurchase its common stock. The Company was in compliance with the covenants and other requirements set forth in its credit agreement at November 2, 2002. BJ's has no credit triggers that would accelerate the maturity date of debt if borrowings were outstanding under its credit agreement.

In addition to the credit agreement, the Company maintains a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $12.5 million was outstanding at November 2, 2002, and an additional $25 million uncommitted credit line for short-term borrowings, of which $13.3 million was outstanding for short-term working capital uses at November 2, 2002.

Increases in inventories from November 3, 2001 to November 2, 2002 were due to the addition of new clubs. As of November 2, 2002, inventories on a per-club basis were 1.6% lower than they were one year earlier. Increases in inventories and accounts payable since February 2, 2002 were due primarily to normal seasonal requirements and the addition of new clubs. The decrease in the ratio of accounts payable to merchandise inventories since the end of last year's third quarter reflects slower inventory turns in newer clubs, particularly those which opened in the last half of 2001, and a higher proportion of sales of consumables, which generally carry shorter vendor payment terms.

During the quarter ended November 2, 2002, the Company established reserves for its liability related to leases for three clubs which closed on November 9, 2002. (See Note 8 of Notes to Consolidated Financial Statements for additional information.) BJ's recorded liabilities are based on the present value of rent liabilities under the three leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of these lease obligations. This rate was based on estimated borrowing rates for the Company that took into consideration the weighted-average period of time over which these obligations are expected to be paid.

A considerable amount of judgment was involved in determining BJ's net liability related to the closed club leases, particularly in estimating potential sublease income. Based on its knowledge of real estate conditions in the local markets and its experience in those markets, the Company assumed an average period of time it would take to sublease the properties and the amount of potential sublease income for each property. Net payments that the Company makes to settle its lease obligations will reduce operating cash flows in varying amounts over the remaining terms of the leases, which expire at various times up to 2019. Instead of subleasing the properties, the Company may satisfy its obligations through lump sum settlements, which could result in accelerated cash outflows. The Company believes payments it will make in connection with these leases will not have a material effect on its future financial condition or cash flows and that the liabilities recorded in the balance sheet adequately provide for its obligations. However, there can be no assurance that the Company's actual liability under the leases will not vary materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease or assign the properties. The Company considers its maximum undiscounted pretax exposure with respect to the leases for the three closed clubs to be approximately $52 million at November 2, 2002.

During this year's first nine months the Company made payments totaling $40.0 million in connection with its indemnification obligations for House2Home leases. The payments included lump sum settlements for 20 leases. During the year-to-date period, four additional House2Home properties (for which BJ's remains contingently liable) were assigned to third parties. Based on an evaluation of its remaining obligations precipitated by the progress it has made in settling House2Home leases, the Company reduced its estimated probable obligations by recording a $20 million pretax gain in this year's third quarter income statement. Because the vast majority of House2Home settlements to date have been made through lump sum payments and because the Company believes that most of the remaining 17 leases will be settled in the same manner, the Company has based the determination of its liability as of November 2, 2002 on estimated lump sum settlements instead of the previous assumption that the properties would be subleased. An evaluation was made of each remaining property and some of the Company's estimates were based on negotiations in progress. Although the terms of the remaining House2Home leases expire at various times up to 2016, the Company believes that it can settle its obligations on a more accelerated schedule than previously assumed, and this is reflected in the contractual cash obligations table which follows. As of November 2, 2002, the present value of the Company's obligations for the remaining House2Home leases totaled $50.0 million, including $33.1 million classified as current liabilities. The Company may still satisfy its obligations by subleasing properties, which could change the timing of cash outflows. The Company believes that remaining payments will not have a material impact on its future financial condition or cash flows and that the liabilities recorded in the financial statements adequately provide for its indemnification obligations. However, there can be no assurance that the Company's actual liability under the TJX indemnification agreement will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully settle its House2Home obligations. The Company considers its maximum undiscounted pretax exposure for its House2Home contingent lease obligations to be approximately
$88 million at November 2, 2002.

The Company has filed proofs of claim against House2Home, Inc. for claims arising under certain agreements between BJ's and House2Home in connection with the Company's spin-off from Waban Inc. in July 1997. These claims arise primarily from BJ's indemnification of TJX with respect to TJX's guarantee of House2Home leases and from the Tax Sharing Agreement dated July 28, 1997 between BJ's and House2Home. BJ's proofs of claim total approximately $70 million. BJ's intends to amend its claims as it makes future payments for House2Home leases. House2Home has indicated that it intends to contest at least a portion of BJ's claims. The Company is unable to determine the amount, if any, of future recoveries under the claims and, therefore, has not recognized such claims in its financial statements. In early December 2002, the Official Committee of Creditors of House2Home, Inc. filed an objection in the United States Bankruptcy Court, Central District of California, Santa Ana Division, to House2Home's motion to approve the Disclosure Statement in connection with its bankruptcy proceeding. In that objection, the creditors' committee stated that discussions are taking place between the committee and House2Home regarding the investigation of potential claims that may exist against certain entities related to House2Home, including BJ's.

The following summarizes the Company's contractual cash obligations as of November 2, 2002 and the effect these obligations are expected to have on its liquidity and cash flows in future periods (in thousands):

                                                       Short-                      Contingent       Closed
                                                        Term        Operating        Lease        Club Lease
     Payments Due by Period               Total         Debt          Leases      Obligations    Obligations
     ----------------------             ----------     -------      ----------    -----------    -----------
     November 2002 to October 2003      $  227,029     $93,300      $   96,780      $33,092        $ 3,857
     November 2003 to October 2005         214,367          --         200,389        8,328          5,650
     After October 2005                  1,265,751          --       1,248,327        8,599          8,825
                                        ----------     -------      ----------      -------        -------
                                        $1,707,147     $93,300      $1,545,496      $50,019        $18,332
                                        ==========     =======      ==========      =======        =======

Cash and cash equivalents totaled $31.9 million as of November 2, 2002 and borrowings of $93.3 million were outstanding on that date. The Company believes that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through the term of its credit agreement, which expires June 13, 2005. However, the Company may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results

This report contains a number of "forward-looking statements," including statements regarding membership renewal rates, planned capital expenditures, planned club, gas station and cross-dock facility openings, effective income tax rates, freight costs, competition, comparable club sales, cost of sales, SG&A expenses, lease obligations under the Company's indemnification agreement with TJX, lease obligations in connection with three closed clubs and other information with respect to the Company's plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "estimates," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, economic and weather conditions and state and local regulation in the Company's markets; competitive conditions; the Company's success in settling lease obligations under the Company's indemnification agreement with The TJX Companies, Inc. and in connection with the closing of three of its own clubs; and events which might cause the Company's 1997 spin-off from Waban Inc. not to qualify for tax-free treatment. Each of these and other factors are discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its potential exposure to market risk as of November 2, 2002 is not material because of the short contractual maturities of its cash and cash equivalents and bank debt on that date. The Company has not used derivative financial instruments.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceeding

A discussion of the House2Home bankruptcy proceeding appears in Part I of this Form 10-Q and is incorporated herein by reference.

Item 6 - Exhibits and Reports on Form 8-K

           (a)  Exhibits

                10.1 Agreement dated as of September 27, 2002 between the Company and John J. Nugent.

                10.2 Amendment dated as of September 9, 2002 to February 4, 1999 Change of Control Agreement between the Company and Michael T. Wedge

                99.1 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b)  Reports on Form 8-K

                On September 9, 2002, the Company filed a Current Report on Form 8-K, dated September 9, 2002, to report under Item 5 a change in the Company's chief executive officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BJ'S WHOLESALE CLUB, INC.
                                     --------------------------------------
                                     (Registrant)

Date:    December 17, 2002           /S/ MICHAEL T. WEDGE
      ----------------------         --------------------------------------
                                     Michael T. Wedge
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)






Date:    December 17, 2002           /S/ FRANK D. FORWARD
      ----------------------         --------------------------------------
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  December 17, 2002               /S/ MICHAEL T. WEDGE
                                         -----------------------------
                                         Michael T. Wedge
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 17, 2002               /S/ FRANK D. FORWARD
                                        ------------------------------------
                                        Frank D. Forward
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)