Form 10-K
period 2003-02-01
BJS WHOLESALE CLUB INC
filed 2003-04-21
CIK 1037461

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2003

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-13143

BJ’S WHOLESALE CLUB, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3360747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Mercer Road
Natick, Massachusetts	01760
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 651-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant on August 2, 2002 was approximately $2,221,132,000 based on the closing price of $31.70 on the New York Stock Exchange as of such date.

There were 69,292,607 shares of the Registrant’s Common Stock, $.01 par value, outstanding as of March 31, 2003.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders (Part III).

PART I

Item 1.    Business

General

BJ’s Wholesale Club introduced the warehouse club concept to New England in 1984 and has since expanded to become a leading warehouse club operator in the eastern United States. As of February 1, 2003, BJ’s operated 140 warehouse clubs in 16 states. The table below shows the number of BJ’s locations by state.

State	Number of Locations
New York	31
Florida	18
New Jersey	15
Massachusetts	14
Pennsylvania	11
Maryland	8
Connecticut	7
North Carolina	7
Virginia	7
Ohio	6
New Hampshire	5
Georgia	4
Rhode Island	3
Maine	2
Delaware	1
South Carolina	1

TOTAL	140

On July 28, 1997, BJ’s Wholesale Club, Inc., a Delaware corporation, (“BJ’s” or the “Company”) became an independent, publicly owned entity when Waban Inc. (“Waban”), BJ’s parent company at the time, distributed to its stockholders on a pro rata basis all of the Company’s outstanding common stock. Before that date, BJ’s business had operated as a division of Waban.

The fiscal year ended February 1, 2003 is referred to as “2002” or “fiscal 2002” below. Other fiscal years are referred to in a similar manner.

Industry Overview

Warehouse clubs offer a narrow assortment of brand name food and general merchandise items within a wide range of product categories. In order to achieve high sales volumes and rapid inventory turnover, merchandise selections are generally limited to items that are brand name leaders in their categories. Since warehouse clubs sell a diversified selection of product categories, they attract customers from a wide range of other wholesale and retail distribution channels, such as supermarkets, supercenters, department stores, drug stores, discount stores, office supply stores, consumer electronics stores, automotive stores and wholesale distributors. BJ’s believes that it is difficult for these higher cost channels of distribution to match the low prices offered by warehouse clubs.

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

Business Model

The Company has developed an operating model that it believes differentiates it from its warehouse club competition. First, BJ’s places added focus on the retail customer, its Inner Circle® member, through merchandising strategies that emphasize a customer-friendly shopping experience. Second, by clustering its clubs, BJ’s achieves the benefit of name recognition and maximizes the efficiencies of management support, distribution and marketing activities. Finally, BJ’s seeks to establish and maintain the industry leading position in each market where it operates. BJ’s creates an exciting shopping experience for its members with a constantly changing mix of food and general merchandise items and carries a broader product assortment than its warehouse club competitors. By supplementing the warehouse format with aisle markers, express check-out lanes and low-cost video-based sales aids, BJ’s makes shopping more efficient for its members. BJ’s is also the only major warehouse club operator to accept manufacturers’ coupons, which provides added value for its members, and to accept VISA® and MasterCard® payment cards chainwide.

Expansion

Since the beginning of 1997, BJ’s has grown from 81 clubs to 140 clubs in operation at February 1, 2003. Approximately 45% of BJ’s clubs have been in operation for fewer than six years, and most of these are considered to be in the early stages of maturation.

BJ’s plans to open 12 or 13 new clubs in the current year, all of which are expected to be in existing markets. For at least the next two years, BJ’s plans to increase the square footage of the chain by approximately 10% annually.

Year	Clubs in Operation at Beginning of Year	Clubs Opened During the Year	Clubs Closed During the Year	Clubs in Operation at End of Year
1997	81	4	1	84
1998	84	12	—	96
1999	96	11	—	107
2000	107	11	—	118
2001	118	12	—	130
2002	130	13	3	140

In addition to the club openings shown above, BJ’s relocated one club in each of 2000 and 2001.

Store Profile

As of February 1, 2003, BJ’s operated 124 traditional size “big box” warehouse clubs that averaged approximately 111,000 square feet and 16 smaller format warehouse clubs that averaged approximately 69,000 square feet. The smaller format clubs are designed to serve markets whose population is not sufficient to support a full-sized warehouse club. Including space for parking, a typical full-sized BJ’s club requires nine to eleven acres of land. The smaller version typically requires approximately eight acres. BJ’s clubs are located in both free-standing locations and shopping centers.

Construction and site development costs for a full-sized owned BJ’s club generally range from $5 million to $7 million. Land acquisition costs for a club generally range from $3 million to $5 million but can be significantly higher in some locations. BJ’s also invests approximately $2.7 million for fixtures and equipment and $2 million for inventory (net of accounts payable) and incurs approximately $.8 to $.9 million for preopening costs in a new full-sized club.

Merchandising

BJ’s services its existing members and attracts new members by providing a broad range of high quality, brand name merchandise at prices that are consistently lower than the prices of traditional wholesalers, discount retailers, supermarkets, supercenters and specialty retail operations. BJ’s limits the items offered in each product line to fast selling styles, sizes and colors, carrying an average of approximately 6,500 active stockkeeping units (SKU’s). By contrast, supermarkets normally stock from 27,000 to 52,000 SKU’s, and supercenters typically stock up to 125,000 SKU’s. BJ’s works closely with manufacturers to develop packaging and sizes which are best suited to selling through the warehouse club format in order to minimize handling costs and to provide increased value to members.

Excluding gasoline, food accounted for approximately 61% of BJ’s sales in 2002. The remaining 39% consisted of a wide variety of general merchandise items. Food categories at BJ’s include frozen foods, fresh meat and dairy products, dry grocery items, fresh produce and flowers, canned goods, and household paper products and cleaning supplies. General merchandise includes office supplies and equipment, consumer electronics, prerecorded media, small appliances, auto accessories, tires, jewelry, housewares, health and beauty aids, computer software, books, greeting cards, apparel, tools, toys and seasonal items. BJ’s believes that more than 70% of its products are items that can also be found in supermarkets.

To ensure that its merchandise selection is closely attuned to the tastes of its members, BJ’s employs regional buyers who are responsible for tailoring the product selection in individual warehouse clubs to the regional and ethnic tastes of the local market. BJ’s is increasingly using checkout data to understand and respond to member preferences.

BJ’s continued to expand its private label program during 2002. Products are sold under two labels: “Executive Choice™” for products targeted to business members, and “Berkley and Jensen™” for products targeted to BJ’s Inner Circle members. BJ’s private label products are premium quality only and generally are priced 20% lower than the top branded competing product. At the end of 2002, products sold under BJ’s private labels had achieved a sales penetration of approximately 5% on an annualized basis. BJ’s expects its private label products to represent an increasing percentage of total sales over time.

BJ’s is testing pharmacies in the four Atlanta clubs opened in 2002 and in three existing Massachusetts clubs, which were retrofitted for this business. The Company plans to continue testing pharmacies in additional clubs in 2003. In 2002, BJ’s also began offering members the ability to purchase and activate phone cards and gift cards at the cash registers.

BJ’s also offers a number of specialty services that are designed to enable members to complete more of their shopping at BJ’s and to encourage more frequent trips to the clubs. Most of these services are provided by outside operators in space leased from BJ’s. Specialty services include full-service optical stores, food courts, some of which offer brand name fast food service, communications centers for cellular phones and wireless needs, on-site photo service, BJ’s Vacations®, a selection of garden sheds, patios and sunrooms, a propane tank filling service, and a muffler and brake service operated in conjunction with Monro Muffler/Brake and Speedy Auto Service.

As of February 1, 2003, BJ’s had 68 gas stations in operation at its clubs. The gas stations are generally self-service, relying on “pay at the pump” technology that accepts MasterCard, VISA, Discover® and debit card transactions. Cash is also accepted at some locations. Both regular and premium gasoline are available. BJ’s has generally maintained its gas prices at well below the average prices in each market. Results to date have shown increased sales and membership at clubs with gas stations. BJ’s plans to continue expanding this service in 2003.

The Company’s “BJ’s Premier Benefits™” program is designed to enhance the value of BJ’s membership, particularly to business members. Included in the program are discounted payroll processing, payment processing of all major credit cards, participation in an established preferred medical provider network that provides comprehensive health care services at discounted rates, local and long-distance phone and Internet access, rebates on the buying and selling of residential real estate, an automobile buying service, BJ’s Vacations and printing of business forms and checks.

Membership

Paid membership is an essential part of the warehouse club concept. In addition to providing a source of revenue which permits BJ’s to offer low prices, membership reinforces customer loyalty. BJ’s has two types of members: Inner Circle members and business members. BJ’s Inner Circle members are likely to be home owners whose incomes are above the average for the Company’s trading areas. BJ’s believes that a significant percentage of its business members also shops BJ’s for their personal needs. The Company had approximately 8.2 million members (including supplemental cardholders) at February 1, 2003. BJ’s offered free memberships in conjunction with its entry into the Atlanta market in 2002. Excluding the free first-year memberships offered during the preopening and initial opening periods for the four new clubs in the Atlanta market, the Company had approximately 7.6 million members (including supplemental cardholders) at February 1, 2003.

BJ’s generally charges $40 per year for a primary Inner Circle membership that includes one free supplemental membership. Members in the same household may purchase additional supplemental memberships for $20 each. A business membership also costs $40 per year and includes one free supplemental membership. Additional supplemental business memberships cost $20 each.

BJ’s plans to launch a premium membership program in 2003. Geared to high frequency, high volume consumer members, the program will offer a 2% rebate, capped at $500 per year, on generally all in-club purchases for an annual fee of $75.

Advertising and Public Relations

BJ’s increases customer awareness of its warehouse clubs primarily through direct mail, public relations efforts, new store marketing programs, and television and radio advertising (some of which is vendor funded) during the holiday season. BJ’s also employs dedicated marketing personnel who solicit potential business members and who contact other selected organizations to increase the number of members. From time to time, BJ’s runs free trial membership promotions to attract new members, with the objective of converting them to paid membership status, and also uses one-day passes to introduce non-members to its warehouse clubs. These programs result in very low marketing expenses compared with typical retailers. In 2003, BJ’s plans to significantly upgrade its customer relationship management capabilities with the objective of developing new tools to drive shopping frequency and encourage membership renewals.

Club Operations

BJ’s ability to achieve profitable operations depends upon high sales volumes and the efficient operation of its warehouse clubs. The Company buys most of its merchandise from manufacturers for shipment either to a BJ’s cross-dock facility or directly to BJ’s clubs. This eliminates many of the costs associated with traditional multiple-step distribution channels, including distributors’ commissions and the costs of storing merchandise in central distribution facilities.

BJ’s routes the majority of its purchases through cross-dock facilities which break down truckload quantity shipments from manufacturers and reallocate these goods for shipment to individual clubs, generally on a same-day basis. BJ’s efficient distribution systems result in reduced freight expenses and lower receiving costs.

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

BJ’s has been able to limit inventory shrinkage to levels well below those typical of other retailers by strictly controlling the exits of its clubs, by generally limiting customers to members and by using state-of-the-art electronic article surveillance technology. BJ’s inventory shrinkage was less than .20% of net sales in each of the last five fiscal years. Problems associated with payments by check have been insignificant, as members who issue dishonored checks are restricted to cash-only terms. BJ’s policy is to accept returns of merchandise within 30 days after purchase.

BJ’s is the only warehouse club operator to accept both MasterCard and VISA chainwide. Additionally, BJ’s members may pay for their purchases by cash, check, debit cards or Discover Card.

In 2002, BJ’s rolled out a new BJ’s co-branded MasterCard underwritten by a major financial institution on a non-recourse basis. Purchases made at BJ’s with the co-branded MasterCard earn a 1.5% rebate. All other purchases with the BJ’s MasterCard earn rebates ranging from 0.5% to 1.0%. Rebates up to $500 per year per membership account are issued by the financial institution in the form of BJ’s Bucks® checks redeemable for merchandise at any BJ’s club.

Information Systems

Over the course of its development, BJ’s has made a significant investment in information systems. BJ’s was the first warehouse club operator to introduce scanning devices which work in conjunction with its electronic point of sale (EPOS) terminals. In recent years, BJ’s implemented “360 degree” scanning, upgraded the cash register printers at the checkout stations in its clubs to enhance the efficiency of the checkout process and implemented an on-line refund system at the clubs to more effectively process sales returns. In 2002, BJ’s completed the implementation of a new inventory replenishment system and installed self checkout technology in 40 clubs. BJ’s plans to roll out self checkout to 60 additional clubs in 2003.

Sales data is generally analyzed daily for replenishment purposes. Detailed purchasing data permits the buying staff and store managers to track changes in members’ buying behavior. Detailed shrinkage information by SKU by club allows management to quickly identify inventory shrinkage problems and formulate effective action plans.

Competition

BJ’s competes with a wide range of national, regional and local retailers and wholesalers selling food or general merchandise in its markets, including supermarkets, supercenters, general merchandise chains, specialty chains and other warehouse clubs, some of which have significantly greater financial and marketing resources than BJ’s. Major competitors that operate warehouse clubs include Costco Wholesale Corporation and Sam’s Clubs (a division of Wal-Mart Stores, Inc.), each of which operates on a nationwide basis.

A large number of competitive membership warehouse clubs exists in BJ’s markets. Approximately 86% of BJ’s 124 full-sized warehouse clubs have at least one competitive membership warehouse club in their trading areas at a distance of about ten miles or less. None of the smaller format clubs has direct competition from other warehouse clubs within ten miles.

BJ’s believes price is the major competitive factor in the markets in which it competes. Other competitive factors include store location, merchandise selection, member services and name recognition. BJ’s believes its efficient, low-cost form of distribution gives it a significant competitive advantage over more traditional channels of wholesale and retail distribution.

Seasonality

Sales and net income have typically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Employees

As of February 1, 2003, BJ’s had approximately 17,000 full-time and part-time employees (“team members”). None of the Company’s team members is represented by a union. BJ’s considers its relations with its team members to be excellent.

Available Information

BJ’s makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). Internet users can access this information on BJ’s website at http://www.bjs.com.

Item 2.    Properties

BJ’s operated 140 warehouse club locations as of February 1, 2003, of which 87 are leased under long-term leases and 43 are owned. BJ’s owns the buildings at the remaining 10 locations, which are subject to long-term ground leases. A listing of the number of BJ’s locations in each state is shown on page 1.

The unexpired terms of BJ’s leases range from approximately 1.5 to 38 years, and average approximately 13 years. BJ’s has options to renew all but one of its leases for periods that range from approximately 10 to 50 years and average approximately 21 years. These leases require fixed monthly rental payments which are subject to various adjustments. Certain leases require payment of a percentage of the warehouse club’s gross sales in excess of certain amounts. Generally, all leases require that BJ’s pay all property taxes, insurance, utilities and other operating costs.

BJ’s home offices in Natick, Massachusetts, occupy 166,000 square feet under leases expiring January 31, 2006, with options to extend these leases through January 31, 2011. The Company also leases two cross-dock facilities, which occupy a total of 776,000 square feet under leases which expire in 2010 and 2021, with options to extend these leases through 2025 and 2041, respectively. The Company opened a new owned 480,000 square foot cross-dock facility in Jacksonville, Florida, in April 2003.

See Note E of Notes to Consolidated Financial Statements included elsewhere in this report for additional information with respect to the Company’s leases.

Item 3.    Legal Proceedings

BJ’s is involved in various legal proceedings that are typical of a retail business. Although it is not possible to predict the outcome of these proceedings or any related claims, the Company believes that such proceedings or claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended February 1, 2003.

Item 4A.    Executive Officers of the Registrant

Name	Age	Office and Employment During Last Five Years
Herbert J. Zarkin	64

Chairman of the Board of the Company since July 1997; President, Chief Executive Officer and Director of Waban (1993-1997); Executive Vice President of Waban (1989-1993); President of the BJ’s Division of Waban (the “BJ’s Division”) (1990-1993). Mr. Zarkin was also Chairman of Waban (now known as House2Home) from July 1997 to June 2002 and was President and Chief Executive Officer of House2Home from March 2000 to September 2001. House2Home filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code on November 7, 2001. (See Note B of Notes to the Consolidated Financial Statements included elsewhere in this report for additional information.)

Michael T. Wedge	49

President, Chief Executive Officer and Director of the Company since September 2002; Executive Vice President, Club Operations of the Company (July 1997-September 2002); Executive Vice President, Sales Operations of the BJ’s Division from February 1997 to July 1997

Frank D. Forward	48	Executive Vice President and Chief Financial Officer of the Company since July 1997; Executive Vice President, Finance of the BJ’s Division from February 1997 to July 1997

Edward F. Giles, Jr.	43

Executive Vice President, Club Operations of the Company since September 2002; Senior Vice President, Field Operations of the Company (June 2001-September 2002); Senior Vice President, Sales Operations of the Company (June 1999-June 2001); Zone Vice President, Club Operations of the Company (July 1997-June 1999); Zone Vice President, Club Operations of the BJ’s Division from February 1997 to July 1997

Kellye L. Walker	36

Senior Vice President, General Counsel and Secretary of the Company since February 2003; Hill & Barlow, PC (Boston, Massachusetts) (Of Counsel/Member, July 2000-February 2003); Chaffe, McCall, Phillips, Toler & Sarpy, LLP (New Orleans, Louisiana) Partner, September 1998-June 2000; associate, November 1995-September 1998)

All officers serve at the discretion of the Board of Directors and hold office until the next annual meeting of the Board of Directors and until their successors are elected and qualified.

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Stockholder Matters

The common stock of the Company is listed on the New York Stock Exchange (symbol “BJ”). The quarterly high and low stock prices for the fiscal years ended February 1, 2003 and February 2, 2002 were:

	Fiscal Year Ended February 1, 2003		Fiscal Year Ended February 2, 2002
Quarter	High	Low	High	Low
First	$47.90	$40.40	$48.35	$41.33
Second	46.20	30.24	57.24	41.34
Third	33.83	14.42	56.86	39.25
Fourth	22.45	15.13	52.70	39.57

The approximate number of stockholders of record at March 31, 2003 was 2,200. The Company has never declared or paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. For restrictions on the payment of dividends, see Note D of Notes to the Consolidated Financial Statements included elsewhere in this report.

Item 6.    Selected Financial Data

	Fiscal Year Ended
	Feb. 1, 2003	Feb. 2, 2002	Feb. 3, 2001	Jan. 29, 2000	Jan. 30, 1999
	(53 Weeks)
	(Dollars in Thousands except Per Share Data)
Income Statement Data
Net sales	$5,728,955	$5,105,912	$4,766,612	$4,054,526	$3,443,454
Membership fees and other	130,747	117,394	102,514	89,097	74,829

Total revenues	5,859,702	5,223,306	4,869,126	4,143,623	3,518,283

Cost of sales, including buying and occupancy costs	5,231,001	4,632,117	4,316,460	3,666,912	3,122,269
Selling, general and administrative expenses	397,186	345,785	334,768	288,189	252,889
Preopening expenses	11,735	10,343	8,471	8,896	7,019
Pension termination costs	—	—	—	—	1,521

Operating income	219,780	235,061	209,427	179,626	134,585
Interest income, net	293	4,137	6,180	4,030	1,219
Income (loss) on contingent lease obligations (1)	15,607	(106,359)	—	—	—

Income from continuing operations before income taxes and cumulative effect of accounting principle changes	235,680	132,839	215,607	183,656	135,804
Provision for income taxes	89,871	49,068	83,009	71,075	53,371

Income from continuing operations before cumulative effect of accounting principle changes	145,809	83,771	132,598	112,581	82,433
Loss from discontinued operations, net of income tax benefit (2)	(14,943)	(1,423)	(1,097)	(1,432)	(628)

Income before cumulative effect of accounting principle changes	130,866	82,348	131,501	111,149	81,805
Cumulative effect of accounting principle changes	—	—	—	—	(19,326)

Net income	$130,866	$82,348	$131,501	$111,149	$62,479

Income per common share:
Basic earnings per share:
Income from continuing operations before cumulative effect of accounting principle changes	$2.07	$1.16	$1.82	$1.53	$1.10
Loss from discontinued operations	(0.21)	(0.02)	(0.02)	(0.02)	(0.01)
Cumulative effect of accounting principle changes	—	—	—	—	(0.26)

Net income	$1.86	$1.14	$1.80	$1.51	$0.83

Diluted earnings per share:
Income from continuing operations before cumulative effect of accounting principle changes	$2.05	$1.13	$1.78	$1.49	$1.08
Loss from discontinued operations	(0.21)	(0.02)	(0.01)	(0.02)	(0.01)
Cumulative effect of accounting principle changes	—	—	—	—	(0.25)

Net income	$1.84	$1.11	$1.77	$1.47	$0.82

Balance Sheet Data
Working capital	$117,042	$127,818	$179,928	$133,476	$108,979
Total assets	1,480,957	1,422,511	1,233,969	1,131,096	952,642
Long-term debt and obligations under capital leases	—	1,558	1,828	2,050	32,249
Stockholders' equity	740,803	686,567	664,915	577,398	485,042
Clubs open at end of year	140	130	118	107	96

(1)	See Note 2 of Notes to Consolidated Financial Statements
(2)	See Note 3 of Notes to Consolidated Financial Statements

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

BJ’s Wholesale Club, Inc., which previously had been a wholly owned subsidiary of Waban Inc., became a separate and independent public entity on July 28, 1997, when Waban distributed to its stockholders on a pro rata basis all of the Company’s outstanding common stock (the “spin-off”).

Unless noted otherwise, the fiscal year ended February 1, 2003 is referred to as “2002.” Other fiscal years are referred to in a similar manner.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates on an ongoing basis and makes judgments about the carrying value of assets and liabilities based on a number of factors. These factors include historical experience, guidance provided by outside experts and assumptions made by management that are believed to be reasonable under the circumstances. This section summarizes critical accounting policies and the related judgments involved in their application.

The Company recognizes revenue from the sale of merchandise when the customer takes delivery of and title to the merchandise, typically at the time of purchase in the club. In the limited instances when the customer is not able to take delivery at the club, shipping terms are normally FOB shipping point. In all cases, revenue from the sale of merchandise is not recognized until title and risk of loss pass to the customer. Membership fee revenue is recognized on a straight-line basis over the life of the membership, which is typically twelve months.

In determining comparable club information, the Company includes all clubs that were open for at least 13 months at the beginning of the period and were in operation during all of both periods being compared. However, if a club is in the process of closing, it is excluded from comparable clubs. The Company includes relocated clubs and expansions in comparable clubs. The Company reports comparable club sales information on a “same-week basis” whenever it is comparing sales between two fiscal years having 52 weeks in one year and 53 weeks in another. Sales for the 52 weeks ended February 2, 2002 were compared with sales for the last 52 weeks of the fiscal year ended February 3, 2001 to have a proper comparison for comparable sales reporting.

The Company receives various types of cash consideration from vendors, principally in the form of rebates based on purchasing or selling certain volumes of product; time-based rebates or allowances, which may include product placement allowances or exclusivity arrangements covering a predetermined period of time; price protection rebates and allowances for retail reductions on certain merchandise; and salvage allowances for product that is damaged, defective or becomes out-of-date. The Company recognizes such vendor rebates and allowances based on a systematic and rational allocation of the cash consideration offered to the underlying transaction that results in progress by the Company toward earning the rebates and allowances, provided the amounts to be earned are probable and reasonably estimable. Otherwise, rebates and allowances are recognized only when predetermined milestones are met. Vendor rebates and allowances are typically realized as a reduction of cost of sales when the merchandise is sold or otherwise disposed of.

The Company also receives cash consideration from vendors for demonstrating their products in the clubs or for advertising their products, particularly in the BJ’s Journal, a publication sent to BJ’s members several times a year. Cash consideration for product demonstrations is recognized as a reduction of selling, general and administrative (“SG&A”) expenses in the period during which the demonstrations are performed. Cash consideration for advertising vendors’ products is recognized as a reduction of SG&A expenses in the period in which the advertising takes place. In both cases, cash consideration represents a reimbursement of specific, incremental and identifiable SG&A costs incurred by the Company to sell the vendors’ products.

Merchandise inventories are stated at the lower of cost, determined under the average cost method, or market. The Company recognizes the write-down of slow-moving or obsolete inventory in cost of sales when such write-downs are probable and estimable. Records are maintained at the stockkeeping unit (SKU) level. A report that details the number of weeks of selling supply for each SKU allows the merchandising staff to make timely markdown decisions to help maintain rapid inventory turnover, which is essential in the Company’s business. The carrying value of any SKU whose selling price is marked down to below cost is immediately reduced to that selling price.

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

The Company reviews the realizability of its long-lived assets annually and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Current and expected operating results and cash flows and other factors are considered in connection with the Company’s reviews. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of individual clubs and consolidated net cash flows for long-lived assets not identifiable to individual clubs. Significant judgments are made in projecting future cash flows and are based on a number of factors, including the maturity level of the club, historical experience of clubs with similar characteristics, recent trends and general economic assumptions. The time period for newer clubs to become profitable varies, especially for clubs in a new market. BJ’s does not consider newer clubs at risk for impairment of long-lived assets until they meet planned dates for maturity. Impairment losses are measured as the difference between the carrying amount and the fair value of the impaired assets.

As of February 1, 2003, the Company had not established a valuation allowance for its deferred tax assets because those assets can be realized by offsetting deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on the Company’s historical record and projected earnings. Significant changes in projections of future taxable income could result in the Company’s establishment of a valuation allowance, which would reduce the carrying value of deferred tax assets.

During the fiscal year ended February 2, 2002, the Company established reserves for its liability related to House2Home, Inc. (“House2Home”) leases. Pursuant to an agreement with The TJX Companies, Inc. (“TJX”), BJ’s agreed to indemnify TJX for 100% of House2Home’s lease liabilities guaranteed by TJX through January 31, 2003 and for 50% of any such liabilities thereafter. House2Home filed for bankruptcy in November 2001. (See Note B of Notes to Consolidated Financial Statements for additional information.) BJ’s recorded liabilities were based on the present value of rent liabilities under the House2Home leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of these lease obligations. This rate was based on estimated incremental borrowing rates for the Company during the weighted-average period of time over which these obligations are expected to be paid.

A considerable amount of judgment was involved in determining BJ’s net liability related to House2Home leases, particularly in estimating potential sublease income. The Company obtained an independent appraisal to help make this determination. Assumptions included an average period of time it would take to sublease the properties and the amount of potential sublease income for each property. The Company continually evaluates the adequacy of its House2Home reserves based on progress made in settling its obligations and the status of ongoing negotiations. A significant number of House2Home leases were settled in 2002 and an adjustment to reduce the House2Home reserve was made in the third quarter of 2002. Because the vast majority of the House2Home settlements to date have been made through lump sum settlements and because the Company believes that most of the remaining leases will be settled in the same manner, the Company is now basing the determination of its liability on estimated lump sum settlements instead of the previous assumption that the properties would be subleased. The Company may still satisfy its obligations by subleasing properties, which could change the timing of cash outflows.

During the fiscal year ended February 1, 2003, the Company established reserves for its lease liabilities for three clubs which were closed in November 2002. Two of these clubs were in the Columbus, Ohio, market and one was in North Dade, Florida. See Note C of Notes to Consolidated Financial Statements for additional information. BJ’s recorded liabilities are based on the present value of rent liabilities under these leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of these lease obligations. This rate was based on the estimated incremental borrowing rate for the Company during the weighted-average period of time over which these obligations are expected to be paid.

A considerable amount of judgment was involved in determining BJ’s net liability related to the closed club leases, particularly in estimating potential sublease income. Based on its knowledge of real estate conditions in the local markets and its experience in those markets, the Company assumed an average period of time it would take to sublease the properties and the amount of potential sublease income for each property. Net payments that the Company makes to settle its lease obligations will reduce operating cash flows in varying amounts over the remaining terms of the leases, which expire at various times up to 2019. Instead of subleasing the properties, the Company may satisfy its obligations through lump sum settlements, which could result in accelerated cash outflows.

The Company is primarily self-insured for worker’s compensation and general liability claims. Reported reserves for these claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. Estimates are based on valuations provided by third-party actuaries, historical loss development factors, and other assumptions believed to be reasonable under the circumstances.

The Company is involved in various legal proceedings that are typical of a retail business. Along with outside legal counsel, the Company assesses its exposure related to these proceedings and determines the amount of accruals required, if any, for these contingencies.

Results of Operations

The following table presents income statement data for continuing operations for the last three fiscal years:

	Fiscal Year Ended
	February 1, 2003		February 2, 2002		February 3, 2001
					(53 weeks)
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	(Dollars in Millions except Per Share Amounts)
Net sales	$5,729.0	100.0%	$5,105.9	100.0%	$4,766.6	100.0%
Membership fees and other	130.7	2.3	117.4	2.3	102.5	2.2

Total revenues	5,859.7	102.3	5,223.3	102.3	4,869.1	102.2

Cost of sales, including buying and occupancy costs	5,231.0	91.3	4,632.1	90.7	4,316.4	90.6
Selling, general and administrative expenses	397.2	7.0	345.8	6.8	334.8	7.0
Preopening expenses	11.7	0.2	10.3	0.2	8.5	0.2

Operating income	219.8	3.8	235.1	4.6	209.4	4.4
Interest income, net	0.3	0.0	4.1	0.1	6.2	0.1
Income (loss) on contingent lease obligations	15.6	0.3	(106.4)	(2.1)	0.0	0.0

Income from continuing operations before income taxes	235.7	4.1	132.8	2.6	215.6	4.5
Provision for income taxes	89.9	1.6	49.0	1.0	83.0	1.7

Income from continuing operations	$145.8	2.5%	$83.8	1.6%	$132.6	2.8%

Diluted net income per common share	$2.05		$1.13		$1.78

Number of clubs in operation at year end	140		130		118

Net sales increased by 12.2% from 2001 to 2002 and by 7.1% from 2000 to 2001. 2000 was a 53-week fiscal year. These increases were due to the opening of new clubs and gasoline stations and to comparable club sales increases. Increases in comparable club sales represented 16% of the total increase in net sales from 2001 to 2002 and, on a same-week basis, 41% of the total increase in net sales from 2000 to 2001. New clubs accounted for the remainder of the increases.

Comparable club sales increased by 2.0% from 2001 to 2002 and, on a same-week basis, increased by 3.6% from 2000 to 2001. Additionally, the Company expanded the number of gasoline stations it operates from 34 at the end of 2000 to 55 at the end of 2001 and 68 at the end of 2002. Excluding sales of gasoline, comparable club sales increased by 1.1% from 2001 to 2002 and by 3.1% from 2000 to 2001. Comparable club sales results in 2002 reflected a generally weaker economic climate, price deflation in a number of food and general merchandise categories and increased competition.

Total revenues included membership fees of $117.9 million in 2002, $105.6 million in 2001 and $90.1 million in 2000. The increases were due mainly to an increase in BJ’s membership fee from $35 to $40, effective January 1, 2001, and to new members. Because members renew throughout the year and because membership fee income is realized over the life of the membership, the benefit of the fee increase was spread over 2001 and 2002. Business members renewed at a rate of 87% and Inner Circle members renewed at a rate of 83% in both 2002 and 2001.

The Company entered the Atlanta market with four new clubs in 2002. Because Atlanta was a market where BJ’s had no other clubs, very limited name recognition and two entrenched competitors, the Company tested a program of free first-year memberships during the preopening and initial opening periods of the new Atlanta clubs in 2002. Because of the initial free membership offer, the Company believes that it attracted more members and generated more sales in these clubs in 2002 than would have been the case if new members had to pay a membership fee. The Company will generate incremental income from members who renew their membership for a fee in 2003 in this market. Sales are expected to decrease to a more normalized volume in 2003 than was experienced as a result of the initial free memberships offered the previous year in the Atlanta market clubs.

Cost of sales (including buying and occupancy costs) was 91.31% of net sales in 2002, 90.72% in 2001 and 90.56% in 2000. The increase in the cost of sales percentage from 2001 to 2002 was due to decreased merchandise gross margins and the increased sales contribution of gasoline, which together combined for approximately 63% of the increase in the cost of sales ratio, and higher occupancy expenses, which accounted for most of the remainder of the increase. Gross margins on merchandise sales were lower in 2002 because of an unfavorable sales mix toward lower margin consumables and because of certain pricing initiatives begun in the fourth quarter to drive additional sales. The gross margin rate on gasoline sales is significantly lower than the overall gross margin rate for the rest of BJ’s business. Occupancy expenses increased as a percentage of sales due to lower than planned comparable club sales increases and the opening of 25 new clubs (which generally start out with lower sales volumes than mature clubs) in the last eighteen months. The increase in the cost of sales percentage from 2000 to 2001 was attributable mainly to the increased sales contribution of gasoline, higher expenses for utilities and other occupancy costs, and initial excess capacity at the Company’s new cross-dock facility in Burlington, New Jersey. Excluding gas, merchandise gross margin as a percentage of sales in 2001 rose slightly over the previous year.

Selling, general and administrative expenses were 6.93% of net sales in 2002, 6.77% in 2001 and 7.02% in 2000. The increase in the SG&A ratio in 2002 was due principally to increases in payroll, debit and credit card expenses and medical insurance, partially offset by lower incentive pay expenses and the increased contribution of gasoline sales, which have low related SG&A costs. The Company also included $1.8 million of asset impairment charges in SG&A in 2002. The SG&A ratio in general was unfavorably impacted by the effect of lower than planned comparable club sales increases on certain fixed expenses. The decrease in the SG&A ratio from 2000 to 2001 was due mainly to increased comparable club sales, lower payroll expenses as a percentage of sales and the increased contribution of gasoline sales.

Total SG&A expenses rose by $51.4 million from 2001 to 2002 and by $11.0 million from 2000 (a 53-week year) to 2001. These increases were due mainly to an increase in the number of clubs in operation in both periods. Payroll and payroll benefits accounted for 82% of all SG&A expenses in 2002, and 83% in each of 2001 and 2000. Payroll and payroll benefits accounted for 69% of the increase in total SG&A expenses from 2001 to 2002 and 94% of the increase in total SG&A expenses from 2000 to 2001. The amount of the increase from 2001 to 2002 contributed by payroll and related benefits was lower than usual, primarily because of lower incentive pay expenses in 2002. Excluding the effect of expenses incurred in connection with the relocation of a cross-dock facility in 2000 (see next paragraph), payroll and related benefits accounted for 82% of the increase in total SG&A expenses from 2000 to 2001.

In 2000, the Company recorded pretax charges of $2.6 million associated with the relocation of its cross-dock facility from Bristol, Pennsylvania, to Burlington, New Jersey. This relocation was completed in April 2001. The Company recorded $1.6 million of the charges in SG&A expenses and $1.0 million in cost of sales, including buying and occupancy expenses. In 2002, the Company extended subleases for its former cross-dock facility in Bristol, Pennsylvania, and consequently reduced its related lease liabilities by $1.0 million. The credit was recorded in SG&A expenses.

Preopening expenses were $11.7 million in 2002, $10.3 million in 2001 and $8.5 million in 2000. The Company opened thirteen new clubs in 2002, twelve new clubs in 2001 and eleven new clubs in 2000. One club was relocated in each of 2001 and 2000. A portion of 2002’s preopening expenses was incurred for a new cross-dock facility which opened in Jacksonville, Florida, in April 2003.

Interest income, net was $0.3 million in 2002, $4.1 million in 2001 and $6.2 million in 2000. The decrease in net interest income from 2001 to 2002 was due primarily to lower invested cash balances, net of borrowings, resulting mainly from slower inventory turns, from treasury stock purchases of approximately $83 million and House2Home lease obligation payments of approximately $50 million in the last twelve months. The decrease from 2000 to 2001 was attributable primarily to lower interest rates, which reduced income earned on invested cash. See Note L of Notes to Consolidated Financial Statements for a summary of the components of interest income and expense.

The Company recorded a pretax charge of $105.0 million in the third quarter of 2001 for its estimated loss associated with House2Home leases. This loss was based on the present value of rent liabilities under these leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount of 6% was used to calculate the present value of these lease obligations. The Company also recorded accretion charges of $1.4 million in connection with these obligations in 2001.

Based on the Company’s continuing evaluation of its remaining obligations and the significant progress made in settling liabilities for House2Home leases, the Company recorded a $20 million pretax gain in 2002 to reduce its estimated liability related to its contingent lease obligations. This was partially offset by pretax accretion charges of $4.4 million recorded in 2002 in connection with these obligations. See Note B of Notes to Consolidated Financial Statements for additional information.

The Company’s income tax provision was 38.1% of pretax income from continuing operations in 2002, 36.9% in 2001 and 38.5% in 2000. The lower rate in 2001 was due primarily to the effect of the tax benefit on the loss of contingent lease obligations, which was recorded at an incremental tax rate of 40%. Excluding the loss on contingent lease obligations, the Company’s income tax was 38.0% of pretax income from continuing operations in 2002, 38.3% in 2001 and 38.5% in 2000. The decreases in the overall effective rates were due mainly to lower effective state income tax rates in each of the last two fiscal years.

Income from continuing operations was $145.8 million, or $2.05 per diluted share, in 2002, $83.8 million, or $1.13 per diluted share, in 2001 and $132.6 million, or $1.78 per diluted share, in 2000. These amounts included a post-tax gain from the reduction in the Company’s House2Home lease reserve of $12.0 million, or $.17 per diluted share, in 2002 and a post-tax loss of $63.0 million, or $.85 per diluted share, in 2001 to establish its liabilities for House2Home lease obligations.

Loss from discontinued operations, net of tax benefit, was $14.9 million, or $.21 per diluted share, in 2002, $1.4 million, or $.02 per diluted share, in 2001 and $1.1 million, or $.01 per diluted share, in 2000. The loss in 2002 included a post-tax loss of $12.8 million, or $.18 per diluted share, to close three clubs in November 2002 and post-tax operating losses of $2.1 million for those three clubs. Loss from discontinued operations in 2001 and 2000 consisted entirely of the operating losses of the three closed clubs.

Net income was $130.9 million, or $1.84 per diluted share, in 2002, versus $82.3 million, or $1.11 per diluted share, in 2001 and $131.5 million, or $1.77 per diluted share, in 2000.

Outlook for 2003

During the second half of 2002, BJ’s senior management team performed a strategic analysis of the Company’s current position within the warehouse club industry as well as its sales and earnings prospects for the future. On the basis of that analysis, the Company affirmed its commitment to a business model based, in part, on long-term objectives to achieve comparable club sales growth of 3-5%, annual selling square footage growth of up to 10% and annual growth in earnings per share in the range of 10-15%.

To support these objectives the Company began making new investments in merchandising, marketing, technology and club appearance that will continue throughout 2003:

•	In merchandising, the Company has lowered prices in dairy and other high-volume food categories to enhance its competitive position and is improving quality in its produce, bakery and certain other departments while maintaining its retail prices.

•	The Company’s marketing plans for 2003 include the complete upgrade of its Customer Relationship Management (CRM) system, as well as the launch of a premium membership program that will reward high volume members with rebates of up to $500 per year for an annual membership fee of $75.

•	By the end of 2002, the Company completed a migration to a new inventory replenishment system and the installation of self checkout lanes in 40 clubs. In 2003, the Company is planning a significant increase in technology initiatives, including a new warehouse management system for the Company’s cross-dock operations, upgrades to labor scheduling software and the addition of self checkout lanes in 60 more clubs. A major redesign of BJ’s website was completed in March 2003.

•	During the second half of 2002, the Company began making new investments in club layout by upgrading club décor, relocating its expanded health and beauty aids department to the front of the club and improving its presentation in a number of fresh food departments. In 2003 the Company plans to refurbish a total of 30 clubs in this manner and to evaluate the renovation or relocation of some of its older clubs.

Most of BJ’s initiatives in 2003 are focused on increasing sales and market share. In order to achieve sales increases, the Company plans to lower margins on certain merchandise and gasoline, increase marketing expenses to support its new CRM and merchandising initiatives and increase club payroll to execute its initiatives. The Company expects that incentive pay expenses will increase above their minimal level of 2002. BJ’s will incur initial excess capacity costs in connection with a new cross-dock facility which opened in April 2003. Net interest expense is projected to be approximately $1 million in 2003. Accretion charges on the Company’s House2Home lease liabilities are expected to decrease in 2003. The Company’s ongoing tax rate is expected to be slightly higher than 2002’s rate of 38.0% due to certain tax law changes in states where BJ’s is located.

Seasonality

The Company’s business, in common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have typically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued the following standards which became effective in the fourth quarter of 2002 or will become effective in 2003:

•	Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the Company recognize future costs for asset retirements to be incurred primarily in connection with removal of gasoline tanks from its gasoline stations. The Company will recognize a liability for existing asset retirement obligations, adjusted for cumulative accretion, and an asset retirement cost capitalized as an increase to the carrying amount of associated long-lived assets, adjusted for accumulated depreciation, upon initial application of SFAS No. 143. As of the beginning of fiscal 2003, the Company will recognize the cumulative effect of applying this statement as a change in accounting principle, which the Company expects will result in a post-tax charge of approximately $1.0 to $1.4 million. The Company estimates that the post-tax charge for the ongoing impact of SFAS No. 143 for the full 2003 fiscal year will be approximately $0.6 to $0.8 million.

•	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” addresses financial accounting and reporting for costs associated with such activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. In accordance with the transition provisions of SFAS No. 146, the Company will continue to apply the provisions of EITF Issue 94-3 for the three clubs it closed in November 2002.

•	SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This standard becomes effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company accounts for stock-based compensation under the principles of APB 25. The disclosure provisions of SFAS No. 148 have been applied in this report on Form 10-K and will be applied in interim periods beginning with the Company’s first quarter of fiscal 2003.

•

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The disclosure provisions of this Interpretation have been applied in this report on Form 10-K and will be applied in interim periods beginning with the Company’s first quarter of fiscal 2003.

•	FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:

1)	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity.

2)	The equity investors lack one or more of certain essential characteristics of a controlling financial interest as stated in this Interpretation.

This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the adoption of this Interpretation will result in no material change from its existing reporting.

Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received by a Vendor,” (“EITF 02-16”) addresses how a reseller should account for cash consideration received from a vendor. The first issue of EITF 02-16 became effective for arrangements entered into or modified after December 31, 2002. Under this issue, there is a presumption that cash consideration received by a customer from a vendor should be characterized as a reduction of cost of sales. That presumption is overcome when the consideration is a reimbursement of costs incurred by the customer to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. If the amount of cash consideration exceeds the cost being reimbursed, that excess amount should be characterized as a reduction of cost of sales. Beginning in fiscal 2003, the Company will classify any cash consideration in excess of expenses being reimbursed, should such an excess occur, as a reduction of cost of sales.

The second issue of EITF 02-16, which became effective for arrangements entered into after November 21, 2002, addresses the recognition and classification of cash consideration that is payable pursuant to a binding arrangement only if the customer completes a specified cumulative level of purchases or remains a customer for a specified period of time. The adoption of this issue resulted in no change from the Company’s existing accounting.

Liquidity and Capital Resources

Net cash provided by operating activities was $151.3 million in 2002 compared with $194.8 million in 2001 and $158.3 million in 2000. The decrease in net cash provided by operating activities in 2002 versus 2001 was due principally to payments made to settle House2Home liabilities and a decrease in cash provided by the tax benefit from the exercise of stock options. The increase in net cash provided by operating activities in 2001 versus 2000 was due mainly to an increase in cash provided by the change in accounts payable. Accounts payable balances were higher than normal at the beginning of 2000 due in part to the January replenishment of inventories in categories with millennium-related demand, much of which was paid for after the end of January 2000. Cash provided by net income before depreciation and amortization and the net post-tax loss on contingent lease obligations, store closing costs and asset impairment losses was $208.6 million in 2002 versus $207.8 million in 2001 and $186.5 million in 2000.

Cash expended for property additions was $134.8 million in 2002 versus $166.3 million in 2001. In 2002, the Company opened thirteen new clubs and purchased one existing club, which was previously leased. In 2001, the Company opened twelve new clubs and relocated one club. Two of the 2002 openings and five of the 2001 openings were at owned locations. The Company also opened 14 new gas stations in 2002 and 21 new gas stations in 2001. One gas station was closed in 2002.

The Company expects that capital expenditures will total approximately $215 to $225 million in 2003, based on plans to open 12 or 13 new clubs and 16 gas stations. The Company expects to own approximately four of the new club locations opening in 2003. The Company opened a new 480,000 square foot owned cross-dock facility in Jacksonville, Florida, in April 2003. This facility will service the Company’s growing presence in the Southeast. In addition to the purchase of the new cross-dock facility, the Company expects to refurbish approximately 30 clubs and increase capital spending for a number of technology initiatives. The timing of actual club openings and the amount of related expenditures could vary from the estimates above due, among other things, to the complexity of the real estate development process.

During 2002, the Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock in addition to the $300 million previously authorized. In 2002, the Company repurchased 2,648,700 shares of common stock for $83.5 million, or an average price of $31.51 per share. From the inception of its share repurchase activities in August 1998, the Company has repurchased a total of $309.5 million of common stock at an average cost of $31.69 per share. As of February 1, 2003, the Company’s remaining repurchase authorization was $90.5 million.

On June 12, 2002, the Company entered into a new $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at February 1, 2003. The Company is required to pay an annual facility fee which is currently 0.125% of the total commitment. Interest on borrowings is payable at the Company’s option either at (a) the Eurodollar rate plus a margin which is currently 0.45% or (b) a rate equal to the higher of the sum of the Federal Funds Effective Rate plus 0.50% or the agent bank’s prime rate. The Company is also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.05% of the average daily amount of credit used under the facility during the calendar quarter. The facility fee, Eurodollar margin and usage fee are subject to change based upon the Company’s fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. The Company is required to comply with these covenants on a quarterly basis. Under the credit agreement, the Company may pay dividends or repurchase its own stock in any amount so long as the Company remains in compliance with all other covenants. BJ’s has no credit rating triggers that would accelerate the maturity date of debt if borrowings were outstanding under its credit agreement. On August 13, 2002, the agreement was amended to change the minimum net worth requirement, thereby providing the Company additional capacity to repurchase its common stock. The Company was in compliance with the covenants and other requirements set forth in its credit agreement at February 1, 2003 and for all fiscal periods throughout the year.

In addition to the credit agreement, the Company maintains a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $19.2 million was outstanding at February 1, 2003, and also maintains a $25 million uncommitted credit line for short-term borrowings.

There were no bank borrowings outstanding at February 1, 2003 and February 2, 2002.

Increases in inventories and accounts payable from February 2, 2002 to February 1, 2003 were due mainly to the addition of new clubs. The average inventory per club at February 1, 2003 was 4.7% higher than it was a year earlier, due in part to lower than planned inventory turns.

During the third quarter of 2002, the Company established reserves for its liability related to leases for three clubs which closed on November 9, 2002. (See Note C of Notes to Consolidated Financial Statements for additional information.) BJ’s recorded liabilities are based on the present value of rent liabilities under the three leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of these lease obligations. This rate was based on estimated borrowing rates for the Company that took into consideration the weighted-average period of time over which these obligations are expected to be paid.

A considerable amount of judgment was involved in determining BJ’s net liability related to the closed club leases, particularly in estimating potential sublease income. Based on its knowledge of real estate conditions in the local markets and its experience in those markets, the Company assumed an average period of time it would take to sublease the properties and the amount of potential sublease income for each property. Net payments that the Company makes to settle its lease obligations will reduce operating cash flows in varying amounts over the remaining terms of the leases, which expire at various times up to 2019. Instead of subleasing the properties, the Company may satisfy its obligations through lump sum settlements, which could result in accelerated cash outflows. As of February 1, 2003, the Company has reserved a total of $17.5 million associated with its liabilities for the closed club leases, $13.7 million of which is included in other noncurrent liabilities, with the remainder included in accrued expenses and other current liabilities on the balance sheet. The Company believes payments it will make in connection with these leases will not have a material effect on its future financial condition or cash flows and that the liabilities recorded in the balance sheet adequately provide for its obligations. However, there can be no assurance that the Company’s actual liability under the leases will not vary materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease or assign the properties. The Company considers its maximum reasonably possible undiscounted pretax exposure with respect to the leases for the three closed clubs to be approximately $51 million at February 1, 2003.

During 2002 the Company made payments totaling $49.8 million in connection with its indemnification obligations for House2Home leases. The payments included lump sum settlements for 23 leases. Four additional House2Home properties (for which BJ’s remains contingently liable) were assigned to third parties. Based on the Company’s continuing evaluation of its remaining obligations and the progress it has made in settling House2Home leases, the Company reduced its estimated obligations by recording a $20 million pretax gain in 2002. Because the vast majority of House2Home settlements to date have been made through lump sum payments and because the Company believes that most of the remaining 14 leases will be settled in the same manner, the Company has based the determination of its liability as of February 1, 2003 on estimated lump sum settlements instead of the previous assumption that the properties would be subleased. An evaluation was made of each remaining property and some of the Company’s estimates were based on negotiations in progress. Although the terms of the remaining House2Home leases expire at various times up to 2016, the Company believes that it can settle its obligations on a more accelerated schedule than previously assumed, and this is reflected in the contractual cash obligations table shown below. As of February 1, 2003, the present value of the Company’s obligations for the remaining House2Home leases totaled $40.8 million, including $22.1 million classified as current liabilities. The Company may still satisfy its obligations by subleasing properties, which could change the timing of cash outflows. The Company believes that remaining payments will not have a material impact on its future financial condition or cash flows and that the liabilities recorded in the financial statements adequately provide for its indemnification obligations. However, there can be no assurance that BJ’s actual liability under the TJX indemnification agreement will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the Company’s ability to successfully settle its House2Home obligations. The Company considers its maximum reasonably possible undiscounted pretax exposure for its House2Home lease obligations to be approximately $67 million at February 1, 2003.

The Company has filed proofs of claim against House2Home, Inc. for claims arising under certain agreements between BJ’s and House2Home in connection with the Company’s spin-off from Waban Inc. in July 1997. These claims arise primarily from BJ’s indemnification of TJX with respect to TJX’s guarantee of House2Home leases and from the Tax Sharing Agreement dated July 28, 1997 between BJ’s and House2Home. BJ’s has filed proofs of claim totaling approximately $70 million. BJ’s intends to amend its claims as it makes future payments for House2Home leases. House2Home has indicated that it intends to contest at least a portion of BJ’s claims. The Company is unable to determine the amount, if any, of future recoveries under the claims and, therefore, has not recognized such claims in its financial statements. In early December 2002, the Official Committee of Creditors of House2Home, Inc. filed an objection in the United States Bankruptcy Court, Central District of California, Santa Ana Division, to House2Home’s motion to approve the Disclosure Statement in connection with its bankruptcy proceeding. In that objection, the creditors’ committee stated that discussions are taking place between the committee and House2Home regarding the investigation of potential claims that may exist against certain entities related to House2Home, including BJ’s. On April 11, 2003, House2Home filed its Second Amended Plan of Liquidation and a related Disclosure Statement. In these documents, House2Home indicated that unless it was successful in settling BJ’s claims informally, it was likely to object to both BJ’s lease indemnification claims and BJ’s claims under the Tax Sharing Agreement.

The following summarizes the Company’s contractual cash obligations as of February 1, 2003 and the effect these obligations are expected to have on its liquidity and cash flows in future periods:

Payments Due by Period	Total	Operating Leases	Contingent Lease Obligations	Closed Club Lease Obligations
	(Dollars in Thousands)
February 2003 to January 2004	$126,958	$101,001	$22,093	$3,864
February 2004 to January 2006	222,035	204,408	12,566	5,061
February 2006 to January 2008	203,130	194,839	6,161	2,130
After January 2008	1,052,975	1,046,515	—	6,460

	$1,605,098	$1,546,763	$40,820	$17,515

Cash and cash equivalents totaled $32.7 million as of February 1, 2003 and no borrowings were outstanding on that date. The Company believes that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through the term of its credit agreement, which expires June 13, 2005. However, the Company may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results

This report contains a number of “forward-looking statements,” including statements regarding factors discussed in “Outlook for 2003” above; statements regarding planned capital expenditures, planned club and gas station openings, lease obligations under the Company’s indemnification agreement with TJX, lease obligations in connection with three closed clubs, the effects of implementing SFAS No. 143 in 2003, sales penetration of private label products, pharmacy testing and other information with respect to the Company’s plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company’s actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth below and other factors noted elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly those noted under “Critical Accounting Policies and Estimates.” In addition, any forward-looking statements represent the Company’s estimates only as of the day this annual report was first filed with the Securities and Exchange Commission and should not be relied upon as representing the

Company’s estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

BJ’s warehouse clubs are located in the eastern United States, primarily in the Northeast. The Company’s business may be adversely affected from time to time by economic downturns in its markets. In addition, the Company may be impacted by state and local regulation in its markets and temporarily impacted by weather conditions prevailing in its markets.

The Company competes with national, regional and local retailers and wholesalers, including national chains in the warehouse merchandising business, some of which have significantly greater financial and marketing resources than the Company, which could adversely affect the Company’s business, operating results and financial condition.

In connection with the spin-off in 1997, Waban received a letter ruling from the Internal Revenue Service to the effect that, for federal income tax purposes, the distribution of the Company’s stock to Waban’s stockholders (the “Distribution”) and related asset transfers would be tax-free to Waban’s stockholders. Certain future events not within the control of the Company or House2Home, including, for example, certain dispositions of the Company’s common stock or House2Home’s common stock, could cause the Distribution not to qualify for tax-free treatment. If this occurred, the related tax liability would be payable by House2Home, although the Company has agreed to indemnify House2Home under certain circumstances for all or a portion of such tax liability.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its potential exposure to market risk as of February 1, 2003 is not material because of the short contractual maturities of its cash and cash equivalents on that date. No bank debt was outstanding at February 1, 2003. The Company has not used derivative financial instruments. See Summary of Accounting Policies—Disclosures about Fair Value of Financial Instruments and Note D in Notes to Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
			(53 weeks)
	(Dollars in Thousands except Per Share Amounts)
Net sales	$5,728,955	$5,105,912	$4,766,612
Membership fees and other	130,747	117,394	102,514

Total revenues	5,859,702	5,223,306	4,869,126

Cost of sales, including buying and occupancy costs	5,231,001	4,632,117	4,316,460
Selling, general and administrative expenses	397,186	345,785	334,768
Preopening expenses	11,735	10,343	8,471

Operating income	219,780	235,061	209,427
Interest income, net	293	4,137	6,180
Gain (loss) on contingent lease obligations	15,607	(106,359)	—

Income from continuing operations before income taxes	235,680	132,839	215,607
Provision for income taxes	89,871	49,068	83,009

Income from continuing operations	145,809	83,771	132,598
Loss from discontinued operations, net of income tax benefit of $9,849, $883 and $687	(14,943)	(1,423)	(1,097)

Net income	$130,866	$82,348	$131,501

Basic earnings per share:
Income from continuing operations	$2.07	$1.16	$1.82
Loss from discontinued operations	(0.21)	(0.02)	(0.02)

Net income	$1.86	$1.14	$1.80

Diluted earnings per share:
Income from continuing operations	$2.05	$1.13	$1.78
Loss from discontinued operations	(0.21)	(0.02)	(0.01)

Net income	$1.84	$1.11	$1.77

Number of common shares for earnings per share computations:
Basic	70,321,078	72,519,032	72,870,668
Diluted	71,120,706	73,981,148	74,380,544

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

	February 1, 2003	February 2, 2002
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,683	$87,158
Accounts receivable	63,129	61,654
Merchandise inventories	631,535	560,001
Current deferred income taxes	20,697	27,226
Prepaid expenses	19,026	17,406

Total current assets	767,070	753,445

Property at cost:
Land and buildings	474,451	449,619
Leasehold costs and improvements	96,768	74,647
Furniture, fixtures and equipment	423,114	369,671

	994,333	893,937
Less: accumulated depreciation and amortization	303,306	259,562

	691,027	634,375

Property under capital leases	—	3,319
Less: accumulated amortization	—	2,447

	—	872

Deferred income taxes	—	12,571
Other assets	22,860	21,248

Total assets	$1,480,957	$1,422,511

LIABILITIES
Current liabilities:
Accounts payable	$420,368	$380,996
Accrued expenses and other current liabilities	182,599	166,926
Accrued federal and state income taxes	24,968	33,352
Obligations under capital leases due within one year	—	285
Contingent lease obligations due within one year	22,093	44,068

Total current liabilities	650,028	625,627

Obligations under capital leases, less portion due within one year	—	1,558
Contingent lease obligations, less portion due within one year	18,727	62,142
Other noncurrent liabilities	58,000	46,617
Deferred income taxes	13,399	—
Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744
Additional paid-in capital	62,218	68,574
Retained earnings	861,692	730,851
Treasury stock, at cost, 5,125,517 and 2,816,753 shares	(183,851)	(113,602)

Total stockholders’ equity	740,803	686,567

Total liabilities and stockholders’ equity	$1,480,957	$1,422,511

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
			(53 weeks)
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$130,866	$82,348	$131,501
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on contingent lease obligations	(15,607)	106,359	—
Provision for store closing costs and asset impairment losses	23,234	—	—
Depreciation and amortization of property	73,113	61,680	54,953
Loss on property disposals	854	447	654
Other noncash items (net)	287	130	115
Deferred income taxes	32,499	(40,015)	(2,149)
Tax benefit from exercise of stock options	2,817	17,831	10,705
Increase (decrease) in cash due to changes in:
Accounts receivable	(1,475)	(6,169)	(3,410)
Merchandise inventories	(71,534)	(64,716)	(48,514)
Prepaid expenses	(1,620)	(1,439)	(485)
Other assets	(1,844)	(7,138)	(2,804)
Accounts payable	30,784	29,112	(8,481)
Accrued expenses	9,829	12,781	9,222
Accrued income taxes	(8,384)	1,545	11,001
Contingent lease obligations	(49,783)	(149)	—
Other noncurrent liabilities	(2,693)	2,164	6,022

Net cash provided by operating activities	151,343	194,771	158,330

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	—	—	(5,001)
Sale of marketable securities	—	—	5,001
Property additions	(134,826)	(166,312)	(98,680)
Proceeds from property disposals	144	2	301

Net cash used in investing activities	(134,682)	(166,310)	(98,379)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital lease obligations	(197)	(225)	(202)
Cash dividends paid on preferred stock of subsidiary	(25)	(25)	(25)
Proceeds from issuance of common stock	3,967	17,243	9,659
Purchase of treasury stock	(83,469)	(95,774)	(64,346)
Changes in book overdrafts	8,588	17,086	(2,653)

Net cash used in financing activities	(71,136)	(61,695)	(57,567)

Net increase (decrease) in cash and cash equivalents	(54,475)	(33,234)	2,384
Cash and cash equivalents at beginning of year	87,158	120,392	118,008

Cash and cash equivalents at end of year	$32,683	$87,158	$120,392

Supplemental cash flow information:
Interest paid, net of capitalized interest	$301	$(96)	$(21)
Income taxes paid	55,907	86,655	74,470
Noncash financing and investing activities:
Treasury stock issued for compensation plans	13,219	42,112	30,762

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
	(In Thousands)
Balance, January 29, 2000	74,410	$744	$85,958	$517,052	(867)	$(26,356)	$577,398
Net income	—	—	—	131,501	—	—	131,501
Sale and issuance of common stock	—	—	(10,375)	—	1,008	30,762	20,387
Cash dividends on preferred stock of subsidiary	—	—	—	(25)	—	—	(25)
Purchase of treasury stock	—	—	—	—	(2,088)	(64,346)	(64,346)

Balance, February 3, 2001	74,410	744	75,583	648,528	(1,947)	(59,940)	664,915
Net income	—	—	—	82,348	—	—	82,348
Sale and issuance of common stock	—	—	(7,009)	—	1,276	42,112	35,103
Cash dividends on preferred stock of subsidiary	—	—	—	(25)	—	—	(25)
Purchase of treasury stock	—	—	—	—	(2,146)	(95,774)	(95,774)

Balance, February 2, 2002	74,410	744	68,574	730,851	(2,817)	(113,602)	686,567
Net income	—	—	—	130,866	—	—	130,866
Sale and issuance of common stock	—	—	(6,356)	—	340	13,219	6,863
Cash dividends on preferred stock of subsidiary	—	—	—	(25)	—	—	(25)
Purchase of treasury stock	—	—	—	—	(2,649)	(83,468)	(83,468)

Balance, February 1, 2003	74,410	$744	$62,218	$861,692	(5,126)	$(183,851)	$740,803

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements of BJ’s Wholesale Club, Inc. (the “Company”) include the financial statements of all of the Company’s subsidiaries, all of whose common stock is wholly owned by the Company.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. The fiscal years ended February 1, 2003 and February 2, 2002 included 52 weeks. The fiscal year ended February 3, 2001 included 53 weeks.

Cash Equivalents and Marketable Securities

The Company considers highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents. Investments with maturities exceeding three months are classified as marketable securities.

Accounts Receivable

Accounts receivable consist primarily of credit card receivables and vendor rebates and allowances and are stated net of allowances for doubtful accounts of $814,000 at February 1, 2003 and $116,000 at February 2, 2002. The determination of the allowance for doubtful accounts is based on the Company’s historical experience applied to an aging of accounts and a review of individual accounts with a known potential for write-off.

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

Impairment of Long-lived Assets

The Company reviews the realizability of its long-lived assets annually and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Current and expected operating results and cash flows and other factors are considered in connection with the Company’s reviews. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of individual clubs and consolidated net cash flows for long-lived assets not identifiable to individual clubs. Impairment losses are measured as the difference between the carrying amount and the fair value of the impaired assets.

The Company recorded pretax asset impairment charges of $1,847,000 in 2002 to write down leasehold improvements and certain fixtures and equipment to fair value at an underperforming club that was projected to have future operating losses. The fair value of the assets was based primarily on past experience in disposing of similar assets. Asset impairment charges are included in selling, general and administrative expenses.

Self-Insurance Reserves

The Company is primarily self-insured for worker’s compensation and general liability claims. Reported reserves for these claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims.

Revenue Recognition

The Company recognizes revenue from the sale of merchandise, net of estimated returns, at the time of purchase by the customer in the club. In instances when the customer is not able to take delivery at the point of sale, revenue from the sale of merchandise is not recognized until title and risk of loss pass to the customer. Membership fee revenue is recognized on a straight-line basis over the life of the membership, which is typically twelve months.

In determining comparable club information, the Company includes all clubs that were open for at least 13 months at the beginning of the period and were in operation during all of both periods being compared. However, if a club is in the process of closing, it is excluded from comparable clubs. The Company includes relocated clubs and expansions in comparable clubs. The Company reports comparable club sales information on a “same-week basis” whenever it is comparing sales between two fiscal years having 52 weeks in one year and 53 weeks in another. Sales for the 52 weeks ended February 2, 2002 were compared with sales for the last 52 weeks of the fiscal year ended February 3, 2001 to have a proper comparison for comparable sales reporting.

Food accounted for 61% of total food and general merchandise sales in 2002 and 2001. Food accounted for 60% of total food and general merchandise sales in 2000.

Vendor Rebates and Allowances

The Company receives various types of cash consideration from vendors, principally in the form of rebates based on purchasing or selling certain volumes of product; time-based rebates or allowances, which may include product placement allowances or exclusivity arrangements covering a predetermined period of time; price protection rebates and allowances for retail reductions on certain merchandise; and salvage allowances for product that is damaged, defective or becomes out-of-date. The Company recognizes such vendor rebates and allowances based on a systematic and rational allocation of the cash consideration offered to the underlying transaction that results in progress by the Company toward earning the rebates and allowances, provided the amounts to be earned are probable and reasonably estimable. Otherwise, rebates and allowances are recognized only when predetermined milestones are met. Vendor rebates and allowances are typically realized as a reduction of cost of sales when the merchandise is sold or otherwise disposed of.

The Company also receives cash consideration from vendors for demonstrating their products in the clubs or for advertising their products, particularly in the BJ’s Journal, a publication sent to BJ’s members several times a year. Cash consideration for product demonstrations is recognized as a reduction of selling, general and administrative (“SG&A”) expenses in the period during which the demonstrations are performed. Cash consideration for advertising vendors’ products is recognized as a reduction of SG&A expenses in the period in which the advertising takes place. In both cases, cash consideration represents a reimbursement of specific, incremental and identifiable SG&A costs incurred by the Company to sell the vendors’ products.

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

Stock-Based Compensation

At February 1, 2003, the Company had three stock-based employee compensation plans, which are described more fully in Note G. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The Company does include stock-based employee compensation cost for restricted stock in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
	(Dollars in Thousands except Per Share Amounts)
Net income, as reported	$130,866	$82,348	$131,501
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	50	18	14
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,777)	(7,730)	(5,354)

Pro forma net income	$122,139	$74,636	$126,161

Earnings per share:
Basic—as reported	$1.86	$1.14	$1.80

Basic—pro forma	$1.74	$1.03	$1.73

Diluted—as reported	$1.84	$1.11	$1.77

Diluted—pro forma	$1.73	$1.01	$1.70

Disclosures about Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued the following standards which became effective in the fourth quarter of 2002 or will become effective in 2003:

•

Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the Company recognize future costs for asset retirements to be incurred primarily in connection with removal of gasoline tanks from its gasoline stations. The Company will recognize a liability for existing asset retirement obligations, adjusted for cumulative accretion, and an asset retirement cost capitalized as an increase to the carrying amount of associated long-lived assets, adjusted for accumulated depreciation, upon initial application of SFAS No. 143. As of the beginning of fiscal 2003, the Company will recognize the cumulative effect of applying this statement as a change in accounting principle, which the Company expects will result in a post-tax charge of approximately $1.0 to $1.4 million. The Company estimates that the post-tax charge for the ongoing impact of SFAS No. 143 for the full 2003 fiscal year will be approximately $0.6 to $0.8 million.

•	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” addresses financial accounting and reporting for costs associated with such activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. In accordance with the transition provisions of SFAS No. 146, the Company will continue to apply the provisions of EITF Issue 94-3 for the three clubs it closed in November 2002.

•	SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This standard becomes effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As noted above, the Company accounts for stock-based compensation under the principles of APB 25. The disclosure provisions of SFAS No. 148 have been applied in this report on Form 10-K and will be applied in interim periods beginning with the Company’s first quarter of fiscal 2003.

•	FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The disclosure provisions of this Interpretation have been applied in this report on Form 10-K and will be applied in interim periods beginning with the Company’s first quarter of fiscal 2003.

•	FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:

1)	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity.

2)	The equity investors lack one or more of certain essential characteristics of a controlling financial interest as stated in this Interpretation.

This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the adoption of this Interpretation will result in no material change from its existing reporting.

Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received by a Vendor,” (“EITF 02-16”) addresses how a reseller should account for cash consideration received from a vendor. The first issue of EITF 02-16 became effective for arrangements entered into or modified after December 31, 2002. Under this issue, there is a presumption that cash consideration received by a customer from a vendor should be characterized as a reduction of cost of sales. That presumption is overcome when the consideration is a reimbursement of costs incurred by the customer to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. If the amount of cash consideration exceeds the cost being reimbursed, that excess amount should be characterized as a reduction of cost of sales. Beginning in fiscal 2003, the Company will classify any cash consideration in excess of expenses being reimbursed, should such an excess occur, as a reduction of cost of sales.

The second issue of EITF 02-16, which became effective for arrangements entered into after November 21, 2002, addresses the recognition and classification of cash consideration that is payable pursuant to a binding arrangement only if the customer completes a specified cumulative level of purchases or remains a customer for a specified period of time. The adoption of this issue resulted in no change from the Company’s existing accounting.

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

Other

Certain amounts in the prior years’ financial statements have been reclassified for comparative purposes.

A.    Spin-off of the Company from Waban Inc. and Related Party Transactions

The Company, which previously had been a wholly owned subsidiary of Waban Inc. (“Waban”), became a separate and independent public entity on July 28, 1997, when Waban distributed to its stockholders on a pro rata basis all of the Company’s outstanding common stock (the “spin-off”).

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

B.    Loss on Contingent Lease Obligations

In connection with the spin-off of Waban by The TJX Companies, Inc. (“TJX”) in 1989, Waban and TJX entered into an agreement pursuant to which Waban agreed to indemnify TJX against any liabilities that TJX might incur with respect to 41 House2Home leases as to which TJX was either a lessee or guarantor. Pursuant to a subsequent agreement, BJ’s agreed to indemnify TJX for 100% of House2Home’s lease liabilities through January 31, 2003 and for 50% of any such liabilities thereafter.

House2Home filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code on November 7, 2001. In the third quarter of 2001, the Company recorded a pretax charge of $105.0 million for its estimated loss associated with House2Home leases. This loss was based on the present value of rent liabilities under these leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of these lease obligations.

Based on the Company’s continuing evaluation of its remaining obligations and the significant progress made in settling liabilities for House2Home leases, the Company recorded a $20.0 million pretax gain in the third quarter of 2002 to reduce its estimated liability related to its contingent lease obligations.

The following is a summary of activity relating to the Company’s obligations for House2Home leases:

	Fiscal Year Ended
	February 1, 2003	February 2, 2002
	(Dollars in Thousands)
Contingent lease obligations, beginning of year	$106,210	$—
Provision for increase (decrease) to reserve	(20,000)	105,000
Interest accretion charges	4,393	1,359
Cash payments	(49,783)	(149)

Contingent lease obligations, end of year	$40,820	$106,210

The cash payments referenced above included lump-sum settlements for 23 leases in 2002. Four additional House2Home properties (for which BJ’s remains contingently liable) have been assigned to third parties. As of February 1, 2003, the Company has reserved a total of $40,820,000 associated with its obligations for the remaining House2Home leases. The Company believes that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that the Company’s actual liability for its House2Home-related obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to the House2Home properties. The Company considers its maximum reasonably possible undiscounted pretax exposure for its House2Home lease obligations to be approximately $67 million at February 1, 2003.

C.    Discontinued Operations

On October 10, 2002, the Company announced that it would close both of its clubs in the Columbus, Ohio, market and an older non-prototypical club in North Dade, Florida. Each of these clubs closed for business on November 9, 2002. The operating results of these clubs are presented in discontinued operations in the statements of income for all periods presented. Loss from discontinued operations in 2002 consisted of pretax club closing costs of $21,387,000 ($12,832,000 post-tax) and pretax operating losses of $3,405,000 ($2,111,000 post-tax). Loss from discontinued operations in 2001 and 2000 represents the operating losses of the three closed clubs. Total revenues of these closed clubs were $42.1 million in 2002, $56.4 million in 2001 and $63.0 million in 2000.

The pretax loss of $21,387,000 in 2002 to close the three clubs consisted mainly of lease obligation costs of $18,322,000, including accretion charges of $177,000. The remainder of the club closing costs consisted of $2,498,000 for the write-down of long-lived assets, $419,000 for employee termination benefits and $148,000 for other exit costs. The charges for lease obligations were based on the present value of rent liabilities under the three leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of the obligations. As of February 1, 2003, the Company has reserved a total of $17,515,000 associated with its liabilities for the closed club leases, $13,651,000 of which is included in other noncurrent liabilities, with the remainder included in accrued expenses and other current liabilities on the balance sheet. The Company believes that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that the Company’s actual liability for its closed club obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. The Company considers its maximum reasonably possible undiscounted pretax exposure for its closed club lease obligations to be approximately $51 million at February 1, 2003.

D.    Debt

On June 12, 2002, the Company entered into a new $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at February 1, 2003. The Company is required to pay an annual facility fee which is currently 0.125% of the total commitment. Interest on borrowings is payable at the Company’s option either at (a) the Eurodollar rate plus a margin which is currently 0.45% or (b) a rate equal to the higher of the sum of the Federal Funds Effective Rate plus 0.50% or the agent bank’s prime rate. The Company is also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.05% of the average daily amount of credit used under the facility during the calendar quarter. The facility fee, Eurodollar margin and usage fee are subject to change based upon the Company’s fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. The Company is required to comply with these covenants on a quarterly basis. Under the credit agreement, the Company may pay dividends or repurchase its own stock in any amount so long as the Company remains in compliance with all other covenants. On August 13, 2002, the agreement was amended to change the minimum net worth requirement, thereby providing the Company additional capacity to repurchase its common stock. The Company was in compliance with the covenants and other requirements set forth in its credit agreement at February 1, 2003 and for all fiscal periods throughout the year.

In addition to the credit agreement, the Company maintains a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $19.2 million was outstanding at February 1, 2003, and also maintains a $25 million uncommitted credit line for short-term borrowings.

There were no bank borrowings outstanding at February 1, 2003 and February 2, 2002.

E.    Commitments and Contingencies

The Company is obligated under long-term leases for the rental of real estate and equipment. In addition, the Company is generally required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales or other factors. Some of the Company’s leases require escalating payments during the lease term. Rent expense for such leases is recognized on a straight-line basis over the lease term. The real estate leases range up to 45 years and have varying renewal options. The equipment leases range up to 5 years. Future minimum lease payments as of February 1, 2003 were:

Fiscal Years Ending	Dollars in Thousands
January 31, 2004	$101,001
January 29, 2005	102,787
January 28, 2006	101,621
February 3, 2007	98,934
February 2, 2008	95,905
Later years	1,046,515

Total minimum lease payments	$1,546,763

Total minimum operating lease payments above have not been reduced by minimum sublease rentals of $1,639,000 due in all future years under noncancelable subleases of BJ’s properties. The payments above do not include future payments due under leases for three BJ’s clubs which were closed in November 2002. Rent liabilities for the closed clubs are included in the balance sheet (See Note C of Notes to Consolidated Financial Statements.)

Rental expense under operating leases (including contingent rentals, which were not material) amounted to $89,183,000, $76,895,000 and $68,906,000 in 2002, 2001 and 2000, respectively.

The Company is involved in various legal proceedings that are typical of a retail business. Although it is not possible to predict the outcome of these proceedings or any related claims, the Company believes that such proceedings or claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

The Company has filed proofs of claim against House2Home, Inc. for claims arising under certain agreements between BJ’s and House2Home in connection with the Company’s spin-off from Waban Inc. in July 1997. These claims arise primarily from BJ’s indemnification of TJX with respect to TJX’s guarantee of House2Home leases and from the Tax Sharing Agreement dated July 28, 1997 between BJ’s and House2Home. BJ’s has filed proofs of claim totaling approximately $70 million. BJ’s intends to amend its claims as it makes future payments for House2Home leases. House2Home has indicated that it intends to contest at least a portion of BJ’s claims. The Company is unable to determine the amount, if any, of future recoveries under the claims and, therefore, has not recognized such claims in its financial statements. In early December 2002, the Official Committee of Creditors of House2Home, Inc. filed an objection in the United States Bankruptcy Court, Central District of California, Santa Ana Division, to House2Home’s motion to approve the Disclosure Statement in connection with its bankruptcy proceeding. In that objection, the creditors’ committee stated that discussions are taking place between the committee and House2Home regarding the investigation of potential claims that may exist against certain entities related to House2Home, including BJ’s. On April 11, 2003, House2Home filed its Second Amended Plan of Liquidation and a related Disclosure Statement. In these documents, House2Home indicated that unless it was successful in settling BJ’s claims informally, it was likely to object to both BJ’s lease indemnification claims and BJ’s claims under the Tax Sharing Agreement.

Pursuant to an agreement with TJX, BJ’s agreed to indemnify TJX for 100% of House2Home’s lease liabilities through January 31, 2003 and for 50% of any such liabilities thereafter. See Note B of Notes to Consolidated Financial Statements.

As permitted by Delaware law, the Company has entered into indemnification agreements whereby it indemnifies its directors and officers for certain events or occurrences while the director or officer is, or was, serving at the Company’s request, in such capacity. The maximum potential amount of future payments that the Company could be required to make under these agreements is not limited. However, the Company does carry directors’ and officers’ insurance that covers its exposure up to certain limits. As a result of its insurance coverage, the Company believes that the estimated fair value of the Company’s indemnification agreements with directors and officers is minimal. No liabilities have been recorded for these agreements as of February 1, 2003.

In 2002, the Company began to offer an extended warranty on tires sold at its clubs, under which BJ’s customers receive tire repair services or tire replacement in certain circumstances. BJ’s has insured this liability through a third party and, therefore, retains no liability in connection with the tire warranty program other than for the premiums paid to the third-party carrier.

F.    Capital Stock

During 2002, the Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock in addition to the $300 million previously authorized. In 2002, the Company repurchased 2,648,700 shares of common stock for $83,469,000, or an average price of $31.51 per share. The

Company repurchased 2,145,700 shares for $95,774,000 in 2001 and 2,088,200 shares for $64,346,000 in 2000. As of February 1, 2003, the Company’s remaining repurchase authorization was $90,457,000.

The Company has a shareholder rights plan, originally adopted in 1997 and amended in 1999, pursuant to which shareholders are issued one-half of a Right for each share of common stock. Each Right entitles the holder to purchase from the Company 1/1000 share of Series A Junior Participating Preferred Stock (“Series A Preferred Stock”) at a price of $120. The Company has designated 100,000 shares of Series A Preferred Stock for issuance under the shareholder rights plan; none has been issued to date. Generally, the terms of the Series A Preferred Stock are designed so that 1/1000 share of Series A Preferred Stock is the economic equivalent of one share of the Company’s common stock. The Rights are exercisable only if a person acquires 20% or more of the Company’s common stock or commences a tender offer that would result in such person owning 30% or more of the Company’s common stock. In addition, in general, if after a person has become a 20% owner, the Company is involved in a business combination transaction in which it is not the surviving corporation or in connection with which the Company’s common stock is changed, or the Company disposes of 50% or more of its assets or earning power, each Right that has not previously been exercised or voided will entitle its holder to purchase that number of shares of common stock of such other person which equals $120 divided by one-half of the then current market price of such common stock. The Company will generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth business day following public announcement that a person has become a 20% owner. The Rights expire on July 10, 2007, unless earlier redeemed or exchanged.

The Company has authorized 20,000,000 shares of preferred stock, $.01 par value, of which no shares have been issued.

In December 1997, one of the Company’s subsidiaries issued 126 shares of non-voting preferred stock to individual stockholders at $2,200 per share. These shares are each entitled to receive ongoing annual dividends of $200 per share. The minority interest in this subsidiary is equal to the preferred shares’ preference in an involuntary liquidation of $277,200 and is included in other noncurrent liabilities in the Company’s consolidated balance sheets at February 1, 2003 and February 2, 2002.

G.    Stock Incentive Plans

Under its 1997 Stock Incentive Plan, the Company has granted certain key employees options to purchase common stock at prices equal to 100% of market price on the grant date. These options, which expire ten years from the grant date, are generally exercisable 25% per year starting one year after the grant date. At the Company’s Annual Meeting of Stockholders in May 2002, an amendment to increase the maximum number of shares issuable under the 1997 Stock Incentive Plan by 2,000,000 shares was approved. The maximum number of shares of common stock issuable under this plan is now 7,249,402 shares, plus shares subject to awards granted under the BJ’s Wholesale Club, Inc. 1997 Replacement Stock Incentive Plan (the “Replacement Plan”) which are not actually issued because such awards expire or are canceled. Under the Replacement Plan, BJ’s employees who held Waban stock options and restricted stock were granted replacement BJ’s options and restricted stock, which preserved the same inherent value, vesting terms and expiration dates as the Waban awards they replaced in connection with the spin-off. No new options could be granted under the Replacement Plan after January 28, 1998.

Under its 1997 Director Stock Option Plan, BJ’s external directors are granted options to purchase common stock at prices equal to 100% of market price on the grant date. These options expire ten years from the grant date and are exercisable in three equal annual installments beginning on the first day of the month which includes the first anniversary of the date of grant. A maximum of 300,000 shares may be issued under the 1997 Director Stock Incentive Plan.

As of February 1, 2003 and February 2, 2002, respectively, 1,363,550 and 633,570 shares were reserved for future stock awards under the Company’s stock incentive plans.

The Company applies APB 25 and related Interpretations in accounting for its stock-based compensation. Total pretax compensation cost recognized in the statements of income for stock-based employee compensation awards was $80,000 in 2002, $29,000 in 2001 and $23,000 in 2000, and consisted entirely of restricted stock expense, which is charged to income ratably over the periods during which the restrictions lapse. 5,500 shares of restricted stock were issued during 2002 at a weighted-average grant-date fair value of $36.19 and 2,000 shares of restricted stock were issued during 2000 at a weighted-average grant-date fair value of $37.06. No restricted stock was issued in 2001. No compensation cost has been recognized under APB 25 for the Company’s stock options because the exercise price equaled the market price of the underlying stock on the date of grant.

The table that follows illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation, including stock options. The fair value for stock options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.03%, 4.00% and 6.12% in 2002, 2001 and 2000, respectively; volatility factor of the expected market price of the Company’s common stock of .43 in 2002, .40 in 2001 and .42 in 2000; and expected life of the options of 5 years in 2002, 2001 and 2000. No dividends were expected. The weighted-average fair value of options granted was $9.69 in 2002, $18.75 in 2001 and $16.21 in 2000. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
	(Dollars in Thousands except Per Share Amounts)
Net income, as reported	$130,866	$82,348	$131,501
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	50	18	14
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,777)	(7,730)	(5,354)

Pro forma net income	$122,139	$74,636	$126,161

Earnings per share:
Basic—as reported	$1.86	$1.14	$1.80

Basic—pro forma	$1.74	$1.03	$1.73

Diluted—as reported	$1.84	$1.11	$1.77

Diluted—pro forma	$1.73	$1.01	$1.70

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Presented below is a summary of the status of stock option activity and weighted-average exercise prices for the last three fiscal years (number of options in thousands):

	Fiscal Year Ended
	February 1, 2003		February 2, 2002		February 3, 2001
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of year	4,860	$26.08	5,421	$20.47	5,143	$14.45
Granted	1,378	23.24	758	45.33	1,361	35.21
Exercised	(334)	11.86	(1,276)	13.51	(1,006)	9.60
Forfeited	(113)	35.95	(43)	30.82	(77)	21.48

Outstanding, end of year	5,791	26.03	4,860	26.08	5,421	20.47

Exercisable, end of year	3,284	22.45	2,609	17.72	2,757	12.69

Additional information related to stock options outstanding at February 1, 2003 is presented below (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (yrs.)	Number Exercisable	Weighted- Average Exercise Price
$ 5.53 – $ 9.45	484	$8.91	3.2	484	$8.91
$10.22 – $15.06	687	13.85	4.3	687	13.85
$17.08 – $27.94	2,216	21.29	8.0	842	18.59
$29.75 – $41.33	1,673	33.86	7.3	1,088	33.03
$44.12 – $47.60	731	45.33	8.6	183	45.37

$ 5.53 – $47.60	5,791	26.03	7.0	3,284	22.45

H.    Earnings Per Share

The following details the calculation of earnings per share for the last three fiscal years:

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
	(Dollars in Thousands except Per Share Amounts)
Income from continuing operations	$145,809	$83,771	$132,598
Less: Preferred stock dividends	25	25	25

Income available to common stockholders	$145,784	$83,746	$132,573

Weighted-average number of common shares outstanding, used for basic computation	70,321,078	72,519,032	72,870,668
Plus: Incremental shares from assumed conversion of stock options	799,628	1,462,116	1,509,876

Weighted-average number of common and dilutive potential common shares outstanding	71,120,706	73,981,148	74,380,544

Basic earnings per share	$2.07	$1.16	$1.82

Diluted earnings per share	$2.05	$1.13	$1.78

Options to purchase 1,610,650 shares at a weighted-average exercise price of $40.82 and 942,800 shares at an exercise price of $37.06 were outstanding at February 1, 2003 and February 3, 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the years then ended. All outstanding options were included in the computation of diluted earnings per share in the fiscal year ended February 2, 2002.

I.    Income Taxes

The provision for income taxes includes the following:

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
	(Dollars in Thousands)
Federal:
Current	$40,340	$77,063	$73,526
Deferred	27,965	(32,478)	(1,094)
State:
Current	7,183	11,137	10,945
Deferred	4,534	(7,537)	(1,055)

Total income tax provision	$80,022	$48,185	$82,322

Components of income tax provision:
Continuing operations	$89,871	$49,068	$83,009
Discontinued operations	(9,849)	(883)	(687)

	$80,022	$48,185	$82,322

The following is a reconciliation of the statutory federal income tax rates and the effective income tax rates:

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Statutory federal income tax rates	35%	35%	35%
State income taxes, net of federal tax benefit	3	2	4

Effective income tax rates	38%	37%	39%

Significant components of the Company’s deferred tax assets and liabilities as of February 1, 2003 and February 2, 2002 were as follows:

	February 1, 2003	February 2, 2002
	(Dollars in Thousands)
Deferred tax assets:
Contingent lease obligations	$16,328	$42,484
Self-insurance reserves	13,666	14,046
Rental step liabilities	5,221	5,104
Compensation and benefits	6,198	6,556
Closed store liabilities	7,006	—
Other	8,888	7,411

Total deferred tax assets	57,307	75,601

Deferred tax liabilities:
Accelerated depreciation—property	43,551	30,840
Real estate taxes	2,866	2,391
Other	3,592	2,573

Total deferred tax liabilities	50,009	35,804

Net deferred tax assets	$7,298	$39,797

The Company has not established a valuation allowance because its deferred tax assets can be realized by offsetting deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on the Company’s historical earnings record and projected future earnings.

J.    Retirement Plans

Under the Company’s 401(k) Savings plans, participating employees may make pretax contributions up to 50% of covered compensation, beginning in 2002. Before 2002, the limit was 15% of covered compensation. The Company matches employee contributions at 100% of the first one percent of covered compensation and 50% of the next four percent. The Company’s expense under these plans was $3,528,000, $3,245,000 and $3,166,000 in 2002, 2001 and 2000, respectively.

The Company has a non-contributory defined contribution retirement plan for certain key employees. Under this plan, the Company funds annual retirement contributions for the designated participants on an after-tax basis. For the last three years, the Company’s contributions equaled 5% of the participants’ base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four years of service. The Company’s pretax expense under this plan was $1,119,000, $991,000 and $990,000 in 2002, 2001 and 2000, respectively.

K.    Postretirement Medical Benefits

The Company has a defined benefit postretirement medical plan which covers employees and their spouses who retire after age 55 with at least 10 years of service, who are not eligible for Medicare, and who participated in a Company-sponsored medical plan. Amounts contributed by retired employees under this plan are based on years of service prior to retirement. The plan is not funded.

Net periodic postretirement medical benefit cost included the following components:

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
	(Dollars in Thousands)
Service cost	$307	$225	$185
Interest cost	134	91	67
Amortization of unrecognized (gain) loss	21	—	(6)

Net periodic postretirement benefit cost	$462	$316	$246

Discount rate used to determine cost	6.75%	7.00%	7.75%

The following table sets forth the funded status of the Company’s postretirement medical plan and the amount recognized in the balance sheets at February 1, 2003 and February 2, 2002:

	February 1, 2003	February 2, 2002
	(Dollars in Thousands)
Unfunded accumulated postretirement benefit obligation (APBO)	$2,537	$1,955
Unrecognized net loss	(490)	(369)

Accrued postretirement benefit cost included in balance sheets	$2,047	$1,586

Discount rate used to value APBO	6.25%	6.75%
Weighted-average health care cost trend rate for valuing year-end obligations:
Initial trend rate	11.00%	11.00%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate to be attained	2008	2008

The following tables present reconciliations of the APBO and plan assets for the fiscal years ended February 1, 2003 and February 2, 2002:

	Fiscal Year Ended
	February 1, 2003	February 2, 2002
	(Dollars in Thousands)
Reconciliation of APBO:
APBO at beginning of year	$1,955	$1,309
Service cost	307	225
Interest cost	134	91
Contributions by plan participants	10	9
Actuarial losses	142	333
Benefits paid	(11)	(12)

APBO at end of year	$2,537	$1,955

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1	3
Contributions by plan participants	10	9
Benefits paid	(11)	(12)

Fair value of plan assets at end of year	$—	$—

The following table sets forth the impact of changes in the assumed health care cost trend rates for the fiscal year ended February 1, 2003:

Dollars in Thousands
Impact of 1% increase in health care cost trend on:
Aggregate of service and interest costs	$49
APBO at end of year	261
Impact of 1% decrease in health care cost trend on:
Aggregate of service and interest costs	$(45)
APBO at end of year	(241)

L.    Interest

The following details the components of interest income, net for the last three fiscal years:

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
	(Dollars in Thousands)
Interest income	$663	$3,945	$6,028
Capitalized interest	581	509	454
Interest expense on debt	(951)	(317)	(302)

Interest income, net	$293	$4,137	$6,180

The table above excludes interest expense in discontinued operations of $137,000 in 2002, $203,000 in 2001 and $225,000 in 2000.

M.    Accounts Payable

The Company’s banking arrangements provide for the daily replenishment of vendor payable bank accounts as checks are presented. The balances of checks outstanding in these bank accounts totaling $80,592,000 at February 1, 2003 and $72,004,000 at February 2, 2002, which represent book overdrafts, are included in accounts payable on the balance sheets, and the changes in these balances are reflected in financing activities in the statements of cash flows.

N.    Accrued Expenses and Other Current Liabilities

The major components of accrued expenses and other current liabilities are as follows:

	February 1, 2003	February 2, 2002
	(Dollars in Thousands)
Employee compensation	$25,658	$28,342
Deferred membership fee income	56,251	54,973
Sales and use taxes, self-insurance reserves, rent, utilities, advertising and other	100,690	83,611

	$182,599	$166,926

The following table summarizes membership fee activity for each of the last three fiscal years:

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
	(Dollars in Thousands)
Deferred membership fee income, beginning of year	$54,973	$47,368	$40,632
Cash received from members	119,594	114,283	98,048
Revenue recognized in earnings	(118,316)	(106,678)	(91,312)

Deferred membership fee income, end of year	$56,251	$54,973	$47,368

O.    Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
	(Dollars in Thousands except Per Share Amounts)
Fiscal year ended February 1, 2003:
Net sales (a)	$1,246,369	$1,439,947	$1,361,445		$1,681,194
Total revenues (a)	1,277,711	1,472,236	1,394,714		1,715,041
Gross earnings (a)(b)	133,215	161,254	142,671		191,561
Net income	23,054	35,899	23,423	(d)	48,490
Per common share, diluted	0.32	0.50	0.33	(d)	0.70

Fiscal year ended February 2, 2002:
Net sales (a)	$1,121,134	$1,263,573	$1,225,315		$1,495,890
Total revenues (a)	1,148,603	1,291,870	1,255,454		1,527,379
Gross earnings (a)(b)	120,375	144,464	137,188		189,162
Net income (loss)	22,963	36,497	(33,464)	(c)	56,352
Per common share, diluted	0.31	0.49	(0.46)	(c)	0.77

(a)	The Company closed three clubs on November 9, 2002. Beginning with the fourth quarter of the fiscal year ended February 1, 2003, the results of operations and the costs of closing the three clubs were reported in discontinued operations. All prior periods were recast to report the results of the closed clubs in discontinued operations. Consequently, net sales, total revenues and gross earnings for all periods preceding the fourth quarter of the fiscal year ended February 1, 2003 in the table above are different from results previously reported on Forms 10-Q and 10-K. Differences are due solely to the inclusion of the closed clubs’ results in discontinued operations. Amounts previously reported were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Thousands except Per Share Amounts)
Fiscal year ended February 1, 2003:
Net sales	$1,260,108	$1,453,483	$1,375,065	N/A
Total revenues	1,291,805	1,486,009	1,408,601	N/A
Gross earnings	133,649	161,591	142,534	N/A
Net income	23,054	35,899	23,423	N/A
Per common share, diluted	0.32	0.50	0.33	N/A

Fiscal year ended February 2, 2002:
Net sales	$1,134,172	$1,277,176	$1,238,414	$1,511,402
Total revenues	1,162,033	1,305,710	1,268,851	1,543,136
Gross earnings	120,872	144,868	137,602	189,959
Net income (loss)	22,963	36,497	(33,464)	56,352
Per common share, diluted	0.31	0.49	(0.46)	0.77

(b)	Gross earnings equals total revenues less cost of sales, including buying and occupancy costs.
(c)	The third quarter of the fiscal year ended February 2, 2002 included a net loss on contingent lease obligations of $63.0 million, or $0.87 per diluted share.
(d)	The third quarter of the fiscal year ended February 1, 2003 included a net loss for the closing costs of the three clubs noted in (a) above of $12.6 million, or $0.18 per diluted share, offset by a net gain from the reduction of contingent lease obligations of $12.0 million, or $0.17 per diluted share.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of BJ’s Wholesale Club, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BJ’s Wholesale Club, Inc. and its subsidiaries at February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 3, 2003

REPORT OF MANAGEMENT

The financial statements and related financial information in this annual report have been prepared by and are the responsibility of management. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and necessarily include amounts which are based upon judgments and estimates made by management.

The Company maintains a system of internal controls designed to provide, at appropriate cost, reasonable assurance that assets are safeguarded, transactions are executed in accordance with management’s authorization and the accounting records may be relied upon for the preparation of financial statements. The accounting and control systems are continually reviewed by management and modified as necessary in response to changing business conditions and the recommendations of the Company’s internal auditors and independent public accountants.

The Audit Committee, comprised of members of the Board of Directors who are neither officers nor employees, meets periodically with management, the internal auditors and the independent public accountants to review matters relating to the Company’s financial reporting, the adequacy of internal accounting control and the scope and results of audit work. The internal auditors and the independent public accountants have free access to the Committee.

The financial statements have been audited by PricewaterhouseCoopers LLP, whose opinion as to their fair presentation in accordance with accounting principles generally accepted in the United States of America appears above.

Michael T. Wedge	Frank D. Forward
/s/ Michael T. Wedge	/s/ Frank D. Forward
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

March 3, 2003

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended February 1, 2003 (the “Proxy Statement”). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference from the Proxy Statement under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference from the Proxy Statement. However, information under “Executive Compensation Committee’s Report on Executive Compensation” in the Proxy Statement is not so incorporated.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder   Matters

The information required by this Item is incorporated by reference from the Proxy Statement under “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the Proxy Statement under “Relationship with House2Home; Conflicts of Interest.”

Item 14.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A.    The Financial Statements filed as part of this report are listed and indexed on page 22. Schedules have been omitted because they are not applicable or the required information has been included elsewhere in this report.

B.    Listed below are all Exhibits filed as part of this report.

Exhibit No.	Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated By-Laws (7)
4.1	Rights Agreement, dated as of July 10, 1997, between the Company and First Chicago Trust Company of New York (2)
4.1a	Amendment dated as of February 4, 1999 to Rights Agreement dated July 10, 1997 (6)
4.2	Specimen Certificate of Common Stock, $.01 par value per share (5)
10.1	Separation and Distribution Agreement, dated as of July 10, 1997 between the Company and Waban Inc. (3)
10.2	Services Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (3)
10.3	Tax Sharing Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (3)
10.4	Employee Benefits Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (3)
10.5	BJ’s Wholesale Club, Inc. Management Incentive Plan* (4)
10.6	BJ’s Wholesale Club, Inc. Growth Incentive Plan* (4)
10.7	BJ’s Wholesale Club, Inc. 1997 Director Stock Option Plan, as amended* (8)
10.8	BJ’s Wholesale Club, Inc. Executive Retirement Plan, as amended* (9)
10.9	BJ’s Wholesale Club, Inc. 1997 Replacement Stock Incentive Plan* (4)
10.10	BJ’s Wholesale Club, Inc. 1997 Stock Incentive Plan, as amended* (11)
10.11	BJ’s Wholesale Club, Inc. General Deferred Compensation Plan* (4)
10.12	Employment Agreement, dated as of July 28, 1997 with Herbert J. Zarkin* (4)
10.12a	Amendment effective September 14, 2000 to July 28, 1997 Employment Agreement with Herbert J. Zarkin*(10)
10.13	Employment Agreement, dated as of July 28, 1997 with John J. Nugent* (4)
10.13a	Amended and Restated Change of Control Severance Agreement between the Company and John J. Nugent* (8)
10.13b	Severance Agreement and General Release dated as of September 27, 2002 between the Company and John J. Nugent* (13)
10.14	Employment Agreement, dated as of July 28, 1997 with Frank D. Forward* (4)
10.15	Employment Agreement, dated as of July 28, 1997 with Michael T. Wedge* (4)
10.15a	Amendment dated as of September 9, 2002 to February 4, 1999 Change of Control Agreement between the Company and Michael T. Wedge* (13)
10.16	Employment Agreement, dated as of July 28, 1997 with Laura J. Sen* (4)
10.16a	Severance Agreement and General Release, dated as of April 16, 2003 between the Company and Laura J. Sen*
10.17	Employment Agreement, dated as of December 1, 2000 with Edward F. Giles*
10.18	Amended and Restated Form of Change of Control Severance Agreement between the Company and officers of the Company* (8)
10.19	Form of Indemnification Agreement between the Company and officers of the Company* (4)
10.20	BJ’s Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees, as amended* (9)
10.21	Credit Agreement, dated June 12, 2002, among the Company and certain banks (11)
10.21a	Amendment No. 1, dated as of August 13, 2002 to Credit Agreement dated June 12, 2002 among the Company and certain banks (12)
10.22	Indemnification Agreement, dated as of April 18, 1997, between the Company and The TJX Companies, Inc. (5)
21	Subsidiaries of the Company
23	Consent of Independent Accountants
99	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or other compensatory plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8, (Commission File No. 333-31015)
(2)	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A, dated July 10, 1997 (Commission File No. 001-13143)
(3)	Incorporated herein by reference to the Current Report on Form 8-K, dated July 28, 1997, of HomeBase, Inc. (Commission File No. 001-10259)
(4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 26, 1997 (Commission File No. 001-13143)
(5)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Commission File No. 333-25511)
(6)	Incorporated herein by reference to the Company’s Amendment No. 1 to Registration Statement on Form 8-A/A, dated March 5, 1999 (Commission File No. 001-13143)
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of April 7, 1999 (Commission File No. 001-13143)
(8)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 1999 (Commission File No. 001-13143)
(9)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (Commission File No. 001-13143)
(10)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2000 (Commission File No. 001-13143)
(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2002 (Commission File No. 001-13143)
(12)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2002 (Commission File No. 001-13143)
(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2002 (Commission File No. 001-13143)

C.    The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC.

Dated: April 21, 2003	/s/ MICHAEL T. WEDGE
Michael T. Wedge President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ MICHAEL T. WEDGE	/s/ HERBERT J. ZARKIN
Michael T. Wedge Chief Executive Officer and Director (Principal Executive Officer)	Herbert J. Zarkin, Chairman of the Board and Director
/s/ FRANK D. FORWARD	/s/ S. JAMES COPPERSMITH
Frank D. Forward, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	S. James Coppersmith, Director
/s/ RONALD R. DION	/s/ BERT N. MITCHELL
Ronald R. Dion, Director	Bert N. Mitchell, Director
/s/ THOMAS J. SHIELDS	/s/ LORNE R. WAXLAX
Thomas J. Shields, Director	Lorne R. Waxlax, Director
/s/ EDWARD J. WEISBERGER
Edward J. Weisberger, Director

Dated: April 21, 2003

CERTIFICATIONS

I, Michael T. Wedge, certify that:

1.	I have reviewed this annual report on Form 10-K of BJ’s Wholesale Club, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 21, 2003	By:	/s/ MICHAEL T. WEDGE
Michael T. Wedge Chief Executive Officer (Principal Executive Officer)

I, Frank D. Forward, certify that:

1.	I have reviewed this annual report on Form 10-K of BJ’s Wholesale Club, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 21, 2003	By:	/s/ FRANK D. FORWARD
Frank D. Forward Executive Vice President and Chief Financial Officer (Principal Financial Officer)