Form 10-Q
period 2003-05-03
BJS WHOLESALE CLUB INC
filed 2003-06-13
CIK 1037461

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended May 3, 2003

Commission file number 001-13143

BJ’S WHOLESALE CLUB, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	04-3360747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Mercer Road Natick, Massachusetts	01760
(Address of principal executive offices)	(Zip Code)

(508) 651-7400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐.

The number of shares of the Registrant’s common stock outstanding as of May 31, 2003:    69,325,167

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002
	(Dollars in Thousands except Per Share Amounts)
Net sales	$1,441,671	$1,246,369
Membership fees and other	33,572	31,342

Total revenues	1,475,243	1,277,711

Cost of sales, including buying and occupancy costs	1,337,545	1,140,475
Selling, general and administrative expenses	113,916	94,879
Preopening expenses	3,989	3,298

Operating income	19,793	39,059
Interest income (expense), net	(68)	298
Gain (loss) on contingent lease obligations	814	(1,417)

Income from continuing operations before income taxes and cumulative effect of accounting principle changes	20,539	37,940
Provision for income taxes	7,870	14,507

Income from continuing operations before cumulative effect of accounting principle changes	12,669	23,433
Loss from discontinued operations, net of income tax benefit of $99 and $235	(149)	(379)

Income before cumulative effect of accounting principle changes	12,520	23,054
Cumulative effect of accounting principle changes	(1,253)	—

Net income	$11,267	$23,054

Income per common share:
Basic earnings per share:
Income from continuing operations before cumulative effect of accounting principle changes	$0.18	$0.33
Loss from discontinued operations	—	(0.01)
Cumulative effect of accounting principle changes	(0.02)	—

Net income	$0.16	$0.32

Diluted earnings per share:
Income from continuing operations before cumulative effect of accounting principle changes	$0.18	$0.32
Loss from discontinued operations	—	—
Cumulative effect of accounting principle changes	(0.02)	—

Net income	$0.16	$0.32

Number of common shares for earnings per share computations:
Basic	69,288,640	71,347,192
Diluted	69,396,765	72,525,150
Pro forma amounts assuming accounting principle changes are applied retroactively:
Net income	$12,520	$22,927

Basic and diluted earnings per common share	$0.18	$0.32

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

	May 3, 2003	February 1, 2003	May 4, 2002
	(Unaudited)		(Unaudited)
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$42,100	$32,683	$40,132
Accounts receivable	57,100	63,129	48,969
Merchandise inventories	659,046	631,535	607,601
Current deferred income taxes	19,280	20,697	28,239
Prepaid expenses	17,253	19,026	16,607

Total current assets	794,779	767,070	741,548

Property at cost:
Land and buildings	498,452	474,451	460,804
Leasehold costs and improvements	105,428	96,768	77,489
Furniture, fixtures and equipment	432,892	423,114	385,463

	1,036,772	994,333	923,756
Less: accumulated depreciation and amortization	316,072	303,306	274,607

	720,700	691,027	649,149

Property under capital leases	—	—	3,319
Less: accumulated amortization	—	—	2,489

	—	—	830

Deferred income taxes	—	—	9,593
Other assets	23,292	22,860	21,402

Total assets	$1,538,771	$1,480,957	$1,422,522

LIABILITIES
Current liabilities:
Short-term debt	$40,000	$—	$—
Accounts payable	442,179	420,368	395,998
Accrued expenses and other current liabilities	172,814	182,599	153,066
Accrued federal and state income taxes	21,657	24,968	27,734
Obligations under capital leases due within one year	—	—	299
Contingent lease obligations due within one year	17,412	22,093	45,400

Total current liabilities	694,062	650,028	622,497

Obligations under capital leases, less portion due within one year	—	—	1,485
Contingent lease obligations, less portion due within one year	8,586	18,727	57,445
Other noncurrent liabilities	65,971	58,000	49,202
Deferred income taxes	18,008	13,399	—
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	62,008	62,218	67,505
Retained earnings	872,959	861,692	753,905
Treasury stock, at cost, 5,117,583 and 5,125,517 and 3,198,232 shares	(183,567)	(183,851)	(130,261)

Total stockholders’ equity	752,144	740,803	691,893

Total liabilities and stockholders’ equity	$1,538,771	$1,480,957	$1,422,522

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,267	$23,054
Adjustments to reconcile net income to net cash provided by operating activities:
Gain (loss) on contingent lease obligations	(814)	1,417
Provision for store closing costs	248	—
Cumulative effect of accounting changes	1,253	—
Depreciation and amortization of property	20,256	17,253
(Gain) loss on property disposals	194	(19)
Other noncash items (net)	216	49
Deferred income taxes	6,803	1,965
Tax benefit from exercise of stock options	—	844
Increase (decrease) in cash due to changes in:
Accounts receivable	6,029	12,685
Merchandise inventories	(27,511)	(47,600)
Prepaid expenses	1,773	799
Other assets	(492)	(184)
Accounts payable	20,038	25,462
Accrued expenses	1,887	(3,406)
Accrued income taxes	(3,311)	(5,618)
Contingent lease obligations	(14,008)	(4,782)
Other noncurrent liabilities	(614)	2,585

Net cash provided by operating activities	23,214	24,504

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(55,636)	(42,473)
Proceeds from property disposals	15	53

Net cash used in investing activities	(55,621)	(42,420)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing of short-term debt, net	40,000	—
Repayment of capital lease obligations	—	(59)
Proceeds from issuance of common stock	51	969
Purchase of treasury stock	—	(19,560)
Changes in book overdrafts	1,773	(10,460)

Net cash provided by (used in) financing activities	41,824	(29,110)

Net increase (decrease) in cash and cash equivalents	9,417	(47,026)
Cash and cash equivalents at beginning of year	32,683	87,158

Cash and cash equivalents at end of period	$42,100	$40,132

Noncash financing and investing activities:
Treasury stock issued for compensation plans	$284	$2,901
Addition of asset retirement costs	6,174	—

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
	(In Thousands)
Balance, February 2, 2002	74,410	$744	$68,574	$730,851	(2,817)	$(113,602)	$686,567
Net income	—	—	—	23,054	—	—	23,054
Issuance of common stock	—	—	(1,069)	—	72	2,901	1,832
Purchase of treasury stock	—	—	—	—	(453)	(19,560)	(19,560)

Balance, May 4, 2002	74,410	$744	$67,505	$753,905	(3,198)	$(130,261)	$691,893

Balance, February 1, 2003	74,410	$744	$62,218	$861,692	(5,126)	$(183,851)	$740,803
Net income	—	—	—	11,267	—	—	11,267
Issuance of common stock	—	—	(210)	—	8	284	74
Purchase of treasury stock	—	—	—	—	—	—	—

Balance, May 3, 2003	74,410	$744	$62,008	$872,959	(5,118)	$(183,567)	$752,144

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for the quarter ended May 3, 2003 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, the Company’s business, in common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have historically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

2. The interim financial statements are unaudited and reflect all normal recurring adjustments considered necessary by the Company for a fair presentation of its financial statements in accordance with generally accepted accounting principles.

3. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

4. The components of interest income (expense), net were as follows (amounts in thousands):

	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002
Interest income	$23	$251
Capitalized interest	127	163
Interest expense on debt	(218)	(116)

Interest income (expense), net	$(68)	$298

The table above excludes interest expense in discontinued operations of $47,000 in the quarter ended May 4, 2002.

5. The following details the calculation of earnings per share for the periods presented below (amounts in thousands except per share amounts):

	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002
Income from continuing operations before cumulative effect of accounting changes	$12,669	$23,433

Weighted-average number of common shares outstanding, used for basic computation	69,289	71,347
Plus: Incremental shares from assumed exercise of stock options	108	1,178

Weighted-average number of common and dilutive potential common shares outstanding	69,397	72,525

Basic earnings per share	$0.18	$0.33

Diluted earnings per share	$0.18	$0.32

Options to purchase 4,981,210 shares at a weighted-average exercise price of $27.61 and 747,550 shares at a weighted-average exercise price of $45.35 were outstanding at May 3, 2003 and May 4, 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the thirteen weeks then ended.

6. The Company accounts for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The Company does include stock-based employee compensation cost for restricted stock in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002
	(Dollars in Thousands except Per Share Amounts)
Net income, as reported	$11,267	$23,054
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	14	11
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,299)	(1,740)

Pro forma net income	$9,982	$21,325

Earnings per share:
Basic—as reported	$0.16	$0.32

Basic—pro forma	$0.14	$0.30

Diluted—as reported	$0.16	$0.32

Diluted—pro forma	$0.14	$0.30

7. The following table summarizes activity relating to the Company’s obligations for House2Home, Inc. (“House2Home”) leases:

	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002
	(Dollars in Thousands)
Contingent lease obligations, beginning of year	$40,820	$106,210
Interest accretion charges	386	1,417
Credit for decrease to reserve	(1,200)	—
Cash payments	(14,008)	(4,782)

Contingent lease obligations, end of period	$25,998	$102,845

During the quarter ended May 3, 2003, the Company settled five House2Home leases through lump sum settlements. Based on progress made in settling these leases and an evaluation of its remaining obligations, the Company recorded a $1.2 million pretax credit ($0.7 million after tax, or $.01 per diluted share) in this year’s first quarter to reduce its contingent lease obligations. As of May 3, 2003, the Company has settled 32 of the 41 House2Home leases for which it was contingently liable, including the assignment of four leases (for which BJ’s remains contingently liable) to third parties.

As of May 3, 2003, the Company has reserved a total of $25,998,000 associated with its obligations for the remaining House2Home leases. The Company believes that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that the Company’s actual liability for its House2Home related obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to the House2Home properties. The Company considers its maximum reasonably possible undiscounted pretax exposure for its House2Home lease obligations to be approximately $46 million at May 3, 2003.

8. The following table summarizes year-to-date activity relating to the Company’s liabilities for three clubs which were closed in November 2002 (dollars in thousands):

Reserve for closed club liabilities, beginning of year	$17,515
Interest accretion charges	248
Cash payments	(850)
Write-off of fixed assets	(32)

Reserve for closed club liabilities, end of period	$16,881

Loss from discontinued operations in the quarter ended May 3, 2003 consisted of interest accretion charges associated with lease obligations for the three closed clubs. Loss from discontinued operations in the quarter ended May 4, 2002 represented the operating losses of the three clubs in that period.

As of May 3, 2003, the Company has reserved a total of $16,881,000 associated with its liabilities for the closed club leases, $13,078,000 of which is included in other noncurrent liabilities, with the remainder included in accrued expenses and other current liabilities on the balance sheet. The Company believes that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that the Company’s actual liability for its closed club obligations will not differ materially from amounts recorded in the financial statements due to a number of factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. The Company considers its maximum reasonably possible undiscounted pretax exposure for its closed club lease obligations to be approximately $50 million at May 3, 2003.

9. During the quarter ended May 3, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires the Company to recognize future costs for asset retirements to be incurred primarily in connection with the removal of gasoline tanks from its gasoline stations. The Company recorded a post-tax charge of $1,253,000, or $.02 per diluted share, to reflect the cumulative effect of adopting this accounting principle change as of the beginning of the fiscal year. The effect of this change on the quarter ended May 3, 2003 was to decrease income before the cumulative effect of accounting principle changes by $164,000 and to decrease net income (including the cumulative effect of the accounting change) by $1,417,000, or $.02 per diluted share.

Although last year’s results were not restated, the pro forma amounts shown at the bottom of the statements of income reflect net income and earnings per share as if SFAS No. 143 had been in effect during each period presented.

As of May 3, 2003, the Company’s liability for asset retirement obligations (which is included in other noncurrent liabilities on the balance sheet) was $8.3 million, of which $8.1 million was recorded in connection with the cumulative effect of adopting SFAS No. 143.

10. Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received by a Vendor” (“EITF 02-16”), addresses how a reseller should account for cash consideration received from a vendor. Under this standard, effective for arrangements entered into or modified after December 31, 2002, cash consideration that reimburses costs incurred by the customer to sell the vendor’s products should be characterized as a reduction of those costs. If the cash consideration exceeds the costs being reimbursed, the excess should be characterized as a reduction of cost of sales. The adoption of the provisions of EITF 02-16 did not result in any changes in the Company’s reported net income, but certain consideration which had been classified as a reduction of selling, general and administrative (“SG&A”) expenses in prior years is now being recorded as a reduction of cost of sales. This resulted in an increase in SG&A expenses and an offsetting decrease in cost of sales of $3,872,000 in this year’s first quarter and $4,021,000 in last year’s first quarter. As permitted by the transition provisions of EITF 02-16, cost of sales and SG&A expenses in last year’s statement of income have been recast to conform with this year’s presentation.

11. The Company has a $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. As of May 3, 2003, borrowings of $40.0 million were outstanding under the agreement for short-term working capital uses. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at May 3, 2003. The Company is required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at the Company’s option either at (a) the Eurodollar rate plus a margin which is currently 0.50% or (b) a rate equal to the higher of the sum of the Federal Funds Effective Rate plus 0.50% or the agent bank’s prime rate. The Company is also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.10% of the average daily amount of credit used under the facility during the calendar quarter. The facility fee, Eurodollar margin and usage fee are subject to change based upon the Company’s fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. The Company is required to comply with these covenants on a quarterly basis. Under the credit agreement, the Company may pay dividends or repurchase its own stock in any amount so long as the Company remains in compliance with all other covenants. The Company was in compliance with the covenants and other requirements set forth in its credit agreement at May 3, 2003.

In addition to the credit agreement, the Company maintains a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $22.0 million was outstanding at May 3, 2003, and also maintains a $25 million uncommitted credit line for short-term borrowings, of which no borrowings were outstanding at May 3, 2003.

12. FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:

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

Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective in the Company’s third fiscal quarter of 2003. The Company believes that the adoption of this statement will result in no material change from its existing reporting.

13. At the 2003 Annual Meeting of Stockholders of the Company held on May 22, 2003, the Company’s stockholders approved an amendment to BJ’s 1997 Stock Incentive Plan to permit a one-time stock option exchange program under which outstanding stock options having an exercise price greater than $29.00 per share will be exchanged for new options. The new options will be exercisable for one-half the number of shares of exchanged options and will have an exercise price equal to the fair market value of the Company’s common stock on the date of the grant, which will be at least six months and one day after cancellation of the exchanged options. The Company’s directors, President/Chief Executive Officer and Executive Vice Presidents were not eligible to participate in the program.

On May 27, 2003, the expiration date of the Company’s exchange offer, the Company accepted for exchange from eligible employees options to purchase an aggregate of 1,307,385 shares of the Company’s common stock. These stock options were cancelled as of that date. The Company expects that it will issue, on November 28, 2003, new options to purchase approximately 653,693 shares of the Company’s common stock in exchange for the options surrendered in the offer. During the six months following the date of grant of the new options, none of the new options will vest or become exercisable. Beginning on the date that is six months following the date of grant of the new options, the new options will immediately vest to the same extent that the options they replace would have been vested on that date had they not been surrendered. After that date, the new options will have the same vesting schedule as the options they replace.

14. Certain amounts in the prior year’s financial statements have been reclassified for comparative purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Weeks (First Quarter) Ended May 3, 2003 versus Thirteen Weeks Ended May 4, 2002.

Results of Operations

Net sales for the first quarter ended May 3, 2003 rose 15.7% to $1.44 billion from $1.25 billion reported in last year’s first quarter. This increase was due to the opening of new clubs and gasoline stations and to comparable club sales increases. The increase in comparable club sales represented 37% of the increase in total net sales from the first quarter of 2002 to the first quarter of 2003. New clubs accounted for the remainder of the increase. Food accounted for 59% of total food and general merchandise sales in this year’s first quarter versus 58% in last year’s first quarter. (Household chemicals, which formerly were included in food sales, are now included in general merchandise sales for all periods presented).

Comparable club sales increased by 5.7% over last year in the first quarter. Gasoline sales continued to be strong, contributing 4.7% to the 5.7% increase in comparable club sales. On a comparable club basis, food sales increased by 3.2% in this year’s first quarter and general merchandise sales decreased by 2.5%. Increased competition, a generally weaker economic climate, disruption caused by club renovations and the planned contraction of the Company’s trial membership program all contributed to weakness in comparable club sales. General merchandise sales, in particular, were unfavorably impacted by unseasonably cold and wet weather in the Northeast in this year’s first quarter.

Total revenues included membership fees of $30.3 million in this year’s first quarter versus $28.7 million in last year’s comparable period. This increase was due principally to the opening of new clubs. In connection with BJ’s entry into the Atlanta market, free first-year memberships were offered in three clubs which opened at the end of last year’s first quarter and one club which opened at the end of last year’s second quarter in that market.

Cost of sales (including buying and occupancy costs) was 92.78% of net sales in this year’s first quarter versus 91.50% in last year’s first quarter. The vast majority of the increase in the cost of sales ratio was due to decreased merchandise margins. This was due primarily to price reductions on merchandise sales which were in effect in this year’s first quarter, as well as an unfavorable merchandise mix of general merchandise sales, where weather adversely affected higher margin spring categories. First quarter buying and occupancy costs, as a percentage of sales, increased slightly in this year’s first quarter.

Selling, general and administrative (“SG&A”) expenses were 7.90% of net sales in the first quarter versus 7.61% in last year’s comparable period. The increase in the SG&A ratio was due mainly to costs associated with club refurbishments, including payroll for setup expenses, increased credit card processing costs and the effect of lower than planned merchandise comparable club sales increases on certain fixed expenses. These factors were partially offset by the increased contribution of gasoline sales, which have low related SG&A costs.

Total SG&A expenses rose by $19.0 million from the first quarter of 2002 to the first quarter of 2003. Approximately half of this increase was due to the addition of new clubs. Payroll and benefits accounted for 75% of all SG&A expenses in this year’s first quarter versus 79% last year. Payroll and payroll benefits accounted for 52% of the increase in total SG&A expenses from the first quarter of 2002 to the first quarter of 2003. This percentage was lower than usual due to the impact of higher credit and remodeling expenses and lower incentive pay expenses in the first quarter of 2003.

Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received by a Vendor,” addresses how a reseller should account for cash consideration received from a vendor. Under this standard, effective for arrangements entered into or modified after December 31, 2002, cash consideration that reimburses costs incurred by the customer to sell the vendor’s products should be characterized as a reduction of those costs. If the cash consideration exceeds the costs being reimbursed, the excess should be characterized as a reduction of cost of sales. The adoption of the provisions of EITF 02-16 did not result in any changes in the Company’s reported net income, but certain consideration which had been classified as a reduction of SG&A expenses in prior years is now being recorded as a reduction of cost of sales. This resulted in an increase in SG&A expenses and an offsetting decrease in cost of sales of $3.9 million in this year’s first quarter and $4.0 million in last year’s first quarter. As permitted by the transition provisions of EITF 02-16, cost of sales and SG&A expenses in last year’s statement of income have been recast to conform with this year’s presentation.

Preopening expenses were $4.0 million in the first quarter this year compared with $3.3 million in last year’s first quarter. The Company opened a new cross-dock facility in Jacksonville, Florida, and three new clubs in the first quarter of this year. Four new clubs were opened in last year’s comparable period.

The Company recorded net interest expense of $0.1 million in this year’s first quarter versus net interest income of $0.3 million in last year’s first quarter.

During the quarter ended May 3, 2003, the Company settled five House2Home leases through lump sum settlements. Based on progress made in settling these leases and an evaluation of its remaining obligations, the Company recorded a $1.2 million pretax credit in the quarter to reduce its contingent lease obligations, which was partially offset by pretax interest accretion charges of $.4 million. This year’s first quarter pretax gain on contingent obligations of $0.8 million compares favorably with a loss of $1.4 million in last year’s first quarter, which consisted entirely of interest accretion charges.

The Company’s income tax provision was 38.3% of pretax income from continuing operations in the first quarter of 2003 versus 38.2% in last year’s first quarter. Gains and losses from contingent lease obligations are tax effected at an incremental rate of 40%. The Company’s ongoing effective income tax provision rate was 38.25% in the first quarter of 2003 versus 38.3% in the first quarter of 2002 and 38.0% for the full year in 2002. The increase since the end of 2002 is due to a higher overall effective state income tax rate.

Income from continuing operations before the cumulative effect of accounting principle changes was $12.7 million, or $.18 per diluted share, in this year’s first quarter versus $23.4 million, or $.32 per diluted share, in last year’s comparable period. The decrease in income this year is attributable mainly to investments in merchandising, marketing, technology and club appearance that began in the fourth quarter of 2002 and are planned to continue throughout 2003. The comparison to last year was affected in particular by the lowering of prices in a number of high-volume categories to enhance the Company’s competitive position and by improving quality in the Company’s produce, bakery and certain other departments while maintaining its retail prices. While comparable club merchandise sales were below plan in the first quarter, sales of gasoline exceeded plan and, due to market conditions, margins on gasoline were better than expected. As compared to last year’s first quarter, income from gasoline sales in the first quarter contributed approximately three additional cents per diluted share to income from continuing operations.

Loss from discontinued operations (net of income tax benefit) in the quarter ended May 3, 2003 was $149,000 and consisted of interest accretion charges associated with lease obligations for three clubs which were closed in 2002. Loss from discontinued operations (net of income tax benefit) in last year’s first quarter totaled $379,000 and represented the operating losses of the three clubs in that period.

During the quarter ended May 3, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to recognize future costs for asset retirements to be incurred primarily in connection with removal of gasoline tanks from its gasoline stations. The Company recorded a post-tax charge of $1.3 million, or $.02 per diluted share, to reflect the cumulative effect of adopting this accounting principle change as of the beginning of the fiscal year. The effect of this change on the quarter ended May 3, 2003 was to decrease income before the cumulative effect of accounting principle changes by $164,000 and to decrease net income (including the cumulative effect of the accounting change) by $1.4 million, or $.02 per diluted share.

Net income for the first quarter was $11.3 million, or $.16 per diluted share, this year versus $23.1 million, or $.32 per diluted share, last year.

In this year’s second quarter, the Company plans to launch BJ’s Rewards membership program, which features a 2% rebate of up to $500 per year on most in-club purchases for an annual fee of $75. While this program is expected to have a negative impact on earnings in its first two years, the Company believes that it will promote membership and result in increased sales and earnings in the long term.

The Company operated 143 clubs on May 3, 2003 versus 134 clubs on May 4, 2002.

Seasonality

The Company’s business, in common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have historically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:

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

Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective in the Company’s third fiscal quarter of 2003. The Company believes that the adoption of this statement will result in no material change from its existing reporting.

Liquidity and Capital Resources

Net cash provided by operating activities was $23.2 million in the first three months of 2003 versus $24.5 million in last year’s comparable period. Merchandise inventories, net of accounts payable, increased by $7.5 million in the first three months of this year versus $22.1 million in last year’s comparable period. (The ratio of accounts payable to merchandise inventories improved from 65.2% in last year’s first quarter to 67.1% this year). Cash expenditures for contingent lease obligations were $9.2 million higher than last year for the quarter.

Cash expended for property additions was $55.6 million in this year’s first quarter versus $42.5 million in last year’s comparable period. The Company opened its new cross-dock facility (which is owned) and three new leased clubs in the first quarter of 2003. The refurbishment of fourteen existing clubs was also substantially completed in the first quarter. In the first quarter of 2002, the Company opened four new leased clubs and purchased one club which was formerly leased. Three new gasoline stations were opened in this year’s first quarter. Two new gasoline stations were opened in last year’s first quarter.

The Company’s full-year capital expenditures are expected to total approximately $200 to $210 million in 2003, based on plans to open a total of 11 or 12 new clubs and 13 or 14 gasoline stations. Three of the planned new clubs are at owned locations. The timing of actual club and gas station openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

The Company did not repurchase any shares of its common stock in this year’s first quarter. As of May 3, 2003, the Company’s remaining repurchase authorization was $90.5 million.

The Company has a $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. As of May 3, 2003, borrowings of $40.0 million were outstanding under the agreement for short-term working capital uses. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at May 3, 2003. The Company is required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at the Company’s option either at (a) the Eurodollar rate plus a margin which is currently 0.50% or (b) a rate equal to the higher of the sum of the Federal Funds Effective Rate plus 0.50% or the agent bank’s prime rate. The Company is also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.10% of the average daily amount of credit used under the facility during the calendar quarter. The facility fee, Eurodollar margin and usage fee are subject to change based upon the Company’s fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. The Company is required to comply with these covenants on a quarterly basis. Under the credit agreement, the Company may pay dividends or repurchase its own stock in any amount so long as the Company remains in compliance with all other covenants. BJ’s has no credit rating triggers that would accelerate the maturity date of debt if borrowings were outstanding under its credit agreement. The Company was in compliance with the covenants and other requirements set forth in its credit agreement at May 3, 2003.

In addition to the credit agreement, the Company maintains a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $22.0 million was outstanding at May 3, 2003, and also maintains a $25 million uncommitted credit line for short-term borrowings, of which no borrowings were outstanding at May 3, 2003.

Increases in merchandise inventories and accounts payable from May 4, 2002 to May 3, 2003 were due primarily to the addition of new clubs. Increases in inventories and accounts payable since February 1, 2003 were due primarily to normal seasonal requirements and the addition of new clubs.

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

A considerable amount of judgment was involved in determining BJ’s net liability related to the closed club leases, particularly in estimating potential sublease income. Based on its knowledge of real estate conditions in the local markets and its experience in those markets, the Company assumed an average period of time it would take to sublease the properties and the amount of potential sublease income for each property. Net payments that the Company makes to settle its lease obligations will reduce operating cash flows in varying amounts over the remaining terms of the leases, which expire at various times up to 2019. Instead of subleasing the properties, the Company may satisfy its obligations through lump sum settlements, which could result in accelerated cash outflows. As of May 3, 2003, the Company has reserved a total of $16.9 million associated with its liabilities for the closed club leases, $13.1 million of which is included in other noncurrent liabilities, with the remainder included in accrued expenses and other current liabilities on the balance sheet. The Company believes payments it will make in connection with these leases will not have a material effect on its future financial condition or cash flows and that the liabilities recorded in the balance sheet adequately provide for its obligations. However, there can be no assurance that the Company’s actual liability under the leases will not vary materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease or assign the properties. The Company considers its maximum reasonably possible undiscounted pretax exposure with respect to the leases for the three closed clubs to be approximately $50 million at May 3, 2003.

During the first quarter of 2003 the Company made payments totaling $14.0 million in connection with its indemnification obligations for House2Home leases. The payments included lump sum settlements for five leases. Based on the Company’s continuing evaluation of its remaining obligations and the progress it has made in settling House2Home leases, the Company reduced its estimated obligations by recording a $1.2 million pretax gain in the first quarter of 2003. As of May 3, 2003, the Company has settled 32 of the 41 House2Home leases for which it was contingently liable, including the assignment of four leases (for which BJ’s remains contingently liable) to third parties.

The vast majority of House2Home settlements to date have been made through lump sum payments and the Company believes that the remaining nine leases are also likely to be settled in the same manner. The Company assessed its liability as of May 3, 2003 based on its estimate of likely lump sum settlements for each remaining property, taking into consideration negotiations in progress. Although the terms of the remaining House2Home leases expire at various times up to 2016, the Company believes that it can settle its obligations on a more accelerated schedule. As of May 3, 2003, the present value of the Company’s obligations for the remaining House2Home leases totaled $26.0 million, including $17.4 million classified as current liabilities. The Company may still satisfy its obligations by subleasing properties, which could change the timing of cash outflows. The Company believes that remaining payments will not have a material impact on its future financial condition or cash flows and that the liabilities recorded in the financial statements adequately provide for its indemnification obligations. However, there can be no assurance that BJ’s actual liability under the TJX indemnification agreement will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the Company’s ability to successfully settle its House2Home obligations. The Company considers its maximum reasonably possible undiscounted pretax exposure for its House2Home lease obligations to be approximately $46 million at May 3, 2003.

The Company has filed proofs of claim against House2Home, Inc. for claims arising under certain agreements between BJ’s and House2Home in connection with the Company’s spin-off from Waban Inc. in July 1997. These claims arise primarily from BJ’s indemnification of TJX with respect to TJX’s guarantee of House2Home leases and from the Tax Sharing Agreement dated July 28, 1997 between BJ’s and House2Home. Subsequent to the end of the first quarter, House2Home and BJ’s have agreed in principle to settle BJ’s claims for an allowed claim under the proposed settlement of approximately $30 million, based on lease obligations settled to date. BJ’s intends to amend its claims as it makes future payments for House2Home leases. (House2Home has stated in its Disclosure Statement filed with the Bankruptcy Court that it expects to pay 18.5% to 39.1% of its unsecured claims). As part of the settlement, BJ’s will be released of all claims that House2Home and its bankruptcy estate may have against BJ’s. The agreement in principle is subject to definitive documentation and Bankruptcy Court approval. In addition, the Company has reached an agreement in principle with the Indenture Trustee for House2Home’s Convertible Subordinated Notes under which BJ’s would receive a $2.5 million payment from the noteholders’ share of the House2Home estate in settlement of the Company’s claim that certain lease indemnity payments constitute senior debt under the Subordinated Note Indenture. This agreement is also subject to definitive documentation and Bankruptcy Court approval. The Company is unable to determine the amount, if any, of future recoveries under the claims and, therefore, has not recognized such claims in its financial statements.

Cash and cash equivalents totaled $42.1 million as of May 3, 2003 and borrowings of $40.0 million were outstanding on that date. The Company believes that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through the term of its credit agreement, which expires June 13, 2005. However, the Company may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club and gas station openings, BJ’s Rewards membership program, lease obligations under the Company’s indemnification agreement with TJX, lease obligations in connection with three closed clubs and other information with respect to the Company’s plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company’s actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, economic and weather conditions and state and local regulation in the Company’s markets; competitive conditions; the Company’s success in settling lease obligations under the Company’s indemnification agreement with The TJX Companies, Inc. and in connection with the closing of three of its own clubs; and events which might cause the Company’s 1997 spin-off from Waban Inc. not to qualify for tax-free treatment. Each of these and other factors are discussed in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

Any forward-looking statements represent the Company’s estimates only as of the day this quarterly report was first filed with the Securities and Exchange Commission and should not be relied upon as representing the Company’s estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its potential exposure to market risk as of May 3, 2003 is not material because of the short contractual maturities of its cash and cash equivalents and bank debt on that date. The Company has not used derivative financial instruments.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 1 – Legal Proceeding

A discussion of the House2Home bankruptcy proceeding appears in Part I of this Form 10-Q and is incorporated herein by reference.

Item 4 – Submission of Matters to a Vote of Security Holders

At the 2003 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) held on May 22, 2003, the following matters were acted upon by the Company’s stockholders:

•	The re-election of directors Bert N. Mitchell and Michael T. Wedge for three-year terms ending in 2006

•	Approval of an amendment to the Company’s 1997 Stock Incentive Plan, as amended (the “1997 Stock Incentive Plan”) to permit a one-time stock option exchange program under which outstanding stock options having an exercise price greater than $29.00 per share would be exchanged for new options. The new options would be exercisable for one-half the number of shares of the exchanged options and would have an exercise price equal to the fair market value of the Company’s common stock on the date of grant, which will be at least six months and one day after cancellation of the exchanged options. The Company’s directors, President/Chief Executive Officer and Executive Vice Presidents will not be eligible to participate in the program

•	Approval of the 2003 Amendment and Restatement of the Company’s Management Incentive Plan

•	Approval of the 2003 Amendment and Restatement of the Company’s Growth Incentive Plan

The number of shares of common stock outstanding and entitled to vote at the Annual Meeting was 69,292,607.

The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	Votes For	Votes Withheld	Votes Against	Abstentions
Bert N. Mitchell	57,522,482	3,014,752	N/A	N/A
Michael T. Wedge	58,373,040	2,164,194	N/A	N/A
Approval of Amendment to 1997 Stock Incentive Plan	41,781,889	N/A	18,555,189	200,160
Approval of the 2003 Amendment and Restatement of the Company’s Management Incentive Plan	52,444,637	N/A	7,849,687	242,910
Approval of the 2003 Amendment and Restatement of the Company’s Growth Incentive Plan	52,448,684	N/A	7,848,891	239,659

The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are S. James Coppersmith, Ronald R. Dion, Thomas J. Shields, Lorne R. Waxlax, Edward J. Weisberger and Herbert J. Zarkin.

Item 6 – Exhibits and Reports on Form 8-K

(a) Exhibits

99.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

(b) Reports on Form 8-K

On March 7, 2003, the Company filed a Current Report on Form 8-K, dated February 28, 2003, to report under Item 5 a change in the Company’s Executive Vice President, Merchandising.

On April 21, 2003, the Company filed a Current Report on Form 8-K, dated April 15, 2003, to report under Item 5 the information required by Item 11 that notice was sent to its directors and executive officers with respect to future transition and blackout periods under the Registrant’s 401(k) savings plans due to a planned change in the recordkeeper for the Registrant’s 401(k) savings plans.

On May 12, 2003, the Company furnished a Current Report on Form 8-K, dated May 8, 2003, to report under Item 9 the information required by Item 12 with respect to sales results for the fiscal month and quarter ended May 3, 2003.

On May 20, 2003, the Company furnished a Current Report on Form 8-K, dated May 20, 2003, to report under Item 9 the information required by Item 12 with respect to financial results for the fiscal quarter ended May 3, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC.
(Registrant)

Date: June 13, 2003	/S/ MICHAEL T. WEDGE
Michael T. Wedge
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 13, 2003	/S/ FRANK D. FORWARD
Frank D. Forward
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Michael T. Wedge, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BJ’s Wholesale Club, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	June 13, 2003	/s/ MICHAEL T. WEDGE Michael T. Wedge President and Chief Executive Officer (Principal Executive Officer)

I, Frank D. Forward, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BJ’s Wholesale Club, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	June 13, 2003	/s/ FRANK D. FORWARD
Frank D. Forward Executive Vice President and Chief Financial Officer (Principal Financial Officer)