Form 10-Q
period 2003-08-02
BJS WHOLESALE CLUB INC
filed 2003-09-11
CIK 1037461

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter ended August 2, 2003

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

The number of shares of the Registrant’s common stock outstanding as of August 30, 2003: 69,756,069

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	August 2, 2003	August 3, 2002
	(Dollars in Thousands except Per Share Amounts)
Net sales	$1,640,544	$1,439,947
Membership fees and other	34,455	32,289

Total revenues	1,674,999	1,472,236

Cost of sales, including buying and occupancy costs	1,511,441	1,306,021
Selling, general and administrative expenses	126,257	102,700
Preopening expenses	1,659	3,515

Operating income	35,642	60,000
Interest income (expense), net	(22)	212
Gain (loss) on contingent lease obligations	422	(1,335)

Income from continuing operations before income taxes	36,042	58,877
Provision for income taxes	13,932	22,527

Income from continuing operations	22,110	36,350
Loss from discontinued operations, net of income tax benefit of $96 and $280	(144)	(451)

Net income	$21,966	$35,899

Income per common share:
Basic earnings per share:
Income from continuing operations	$0.32	$0.51
Loss from discontinued operations	—	—

Net income	$0.32	$0.51

Diluted earnings per share:
Income from continuing operations	$0.32	$0.51
Loss from discontinued operations	—	(0.01)

Net income	$0.32	$0.50

Number of common shares for earnings per share computations:
Basic	69,322,159	70,898,498
Diluted	69,541,598	71,907,531
Pro forma amounts assuming accounting principle changes are applied retroactively:
Net income	$21,966	$35,758

Basic and diluted earnings per common share	$0.32	$0.50

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002
	(Dollars in Thousands except Per Share Amounts)
Net sales	$3,082,215	$2,686,316
Membership fees and other	68,027	63,631

Total revenues	3,150,242	2,749,947

Cost of sales, including buying and occupancy costs	2,848,986	2,446,496
Selling, general and administrative expenses	240,173	197,579
Preopening expenses	5,648	6,813

Operating income	55,435	99,059
Interest income (expense), net	(90)	510
Gain (loss) on contingent lease obligations	1,236	(2,752)

Income from continuing operations before income taxes and cumulative effect of accounting principle changes	56,581	96,817
Provision for income taxes	21,802	37,034

Income from continuing operations before cumulative effect of accounting principle changes	34,779	59,783
Loss from discontinued operations, net of income tax benefit of $195 and $515	(293)	(830)

Income before cumulative effect of accounting principle changes	34,486	58,953
Cumulative effect of accounting principle changes	(1,253)	—

Net income	$33,233	$58,953

Income per common share:
Basic earnings per share:
Income from continuing operations before cumulative effect of accounting principle changes	$0.50	$0.84
Loss from discontinued operations	—	(0.01)
Cumulative effect of accounting principle changes	(0.02)	—

Net income	$0.48	$0.83

Diluted earnings per share:
Income from continuing operations before cumulative effect of accounting principle changes	$0.50	$0.83
Loss from discontinued operations	—	(0.01)
Cumulative effect of accounting principle changes	(0.02)	—

Net income	$0.48	$0.82

Number of common shares for earnings per share computations:
Basic	69,305,399	71,122,845
Diluted	69,444,819	72,218,903
Pro forma amounts assuming accounting principle changes are applied retroactively:
Net income	$34,486	$58,685

Basic earnings per common share	$0.50	$0.83

Diluted earnings per common share	$0.50	$0.81

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

	August 2, 2003	February 1, 2003	August 3, 2002
	(Unaudited)		(Unaudited)
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$44,919	$32,683	$29,087
Accounts receivable	60,956	63,129	55,085
Merchandise inventories	652,406	631,535	632,165
Current deferred income taxes	18,195	20,697	28,920
Prepaid expenses	16,640	19,026	14,933

Total current assets	793,116	767,070	760,190

Property at cost:
Land and buildings	508,342	474,451	462,325
Leasehold costs and improvements	110,465	96,768	81,209
Furniture, fixtures and equipment	454,759	423,114	402,642

	1,073,566	994,333	946,176
Less: accumulated depreciation and amortization	337,138	303,306	292,217

	736,428	691,027	653,959

Property under capital leases	—	—	3,319
Less: accumulated amortization	—	—	2,530

	—	—	789

Deferred income taxes	—	—	6,105
Other assets	23,744	22,860	22,057

Total assets	$1,553,288	$1,480,957	$1,443,100

LIABILITIES
Current liabilities:
Short-term debt	$—	$—	$15,000
Accounts payable	477,184	420,368	414,148
Accrued expenses and other current liabilities	167,966	182,599	147,352
Accrued federal and state income taxes	27,778	24,968	26,650
Obligations under capital leases due within one year	—	—	306
Contingent lease obligations due within one year	13,513	22,093	45,904

Total current liabilities	686,441	650,028	649,360

Obligations under capital leases, less portion due within one year	—	—	1,410
Contingent lease obligations, less portion due within one year	5,296	18,727	51,468
Other noncurrent liabilities	66,161	58,000	52,471
Deferred income taxes	20,679	13,399	—
Commitments and contingencies	—	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	60,956	62,218	65,839
Retained earnings	894,925	861,692	789,804
Treasury stock, at cost, 5,071,513, 5,125,517 and 4,220,685 shares	(181,914)	(183,851)	(167,996)

Total stockholders’ equity	774,711	740,803	688,391

Total liabilities and stockholders’ equity	$1,553,288	$1,480,957	$1,443,100

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,233	$58,953
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on contingent lease obligations	(1,236)	2,752
Provision for store closing costs	488	—
Cumulative effect of accounting changes	1,253	—
Depreciation and amortization of property	41,576	35,213
Loss on property disposals	295	135
Other noncash items (net)	440	123
Deferred income taxes	10,559	4,772
Tax benefit from exercise of stock options	115	2,113
Increase (decrease) in cash due to changes in:
Accounts receivable	2,173	6,569
Merchandise inventories	(20,871)	(72,164)
Prepaid expenses	2,386	2,473
Other assets	(1,005)	(896)
Accounts payable	49,093	31,857
Accrued expenses	1,860	(2,685)
Accrued income taxes	2,810	(6,702)
Contingent lease obligations	(20,775)	(11,590)
Other noncurrent liabilities	(1,107)	5,854

Net cash provided by operating activities	101,287	56,777

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(97,320)	(71,796)
Proceeds from property disposals	32	58

Net cash used in investing activities	(97,288)	(71,738)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing of short-term debt, net	—	15,000
Repayment of capital lease obligations	—	(127)
Proceeds from issuance of common stock	514	2,539
Purchase of treasury stock	—	(61,817)
Changes in book overdrafts	7,723	1,295

Net cash provided by (used in) financing activities	8,237	(43,110)

Net increase (decrease) in cash and cash equivalents	12,236	(58,071)
Cash and cash equivalents at beginning of year	32,683	87,158

Cash and cash equivalents at end of period	$44,919	$29,087

Noncash financing and investing activities:
Treasury stock issued for compensation plans	$1,937	$7,423
Addition of asset retirement costs	6,477	—

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount			Shares	Amount
	(In Thousands)
Balance, February 2, 2002	74,410	$744	$68,574	$730,851	(2,817)	$(113,602)	$686,567
Net income	—	—	—	58,953	—	—	58,953
Issuance of common stock	—	—	(2,735)	—	183	7,423	4,688
Purchase of treasury stock	—	—	—	—	(1,587)	(61,817)	(61,817)

Balance, August 3, 2002	74,410	$744	$65,839	$789,804	(4,221)	$(167,996)	$688,391

Balance, February 1, 2003	74,410	$744	$62,218	$861,692	(5,126)	$(183,851)	$740,803
Net income	—	—	—	33,233	—	—	33,233
Issuance of common stock	—	—	(1,262)	—	54	1,937	675
Purchase of treasury stock	—	—	—	—	—	—	—

Balance, August 2, 2003	74,410	$744	$60,956	$894,925	(5,072)	$(181,914)	$774,711

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for the quarter and six months ended August 2, 2003 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, the Company’s business, in common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have historically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

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

4. The components of interest income (expense), net were as follows (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Interest income	$74	$218	$97	$469
Capitalized interest	61	137	188	300
Interest expense on debt	(157)	(143)	(375)	(259)

Interest income (expense), net	$(22)	$212	$(90)	$510

The table above excludes interest expense in discontinued operations of $46,000 and $93,000 in the quarter and six months ended August 3, 2002, respectively.

5. The following details the calculation of earnings per share from continuing operations before the cumulative effect of accounting changes for the periods presented below (amounts in thousands except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Income from continuing operations before cumulative effect of accounting changes	$22,110	$36,350	$34,779	$59,783

Weighted-average number of common shares outstanding, used for basic computation	69,322	70,898	69,305	71,123
Plus: Incremental shares from assumed exercise of stock options	220	1,010	140	1,096

Weighted-average number of common and dilutive potential common shares outstanding	69,542	71,908	69,445	72,219

Basic earnings per share	$0.32	$0.51	$0.50	$0.84

Diluted earnings per share	$0.32	$0.51	$0.50	$0.83

Options to purchase the following shares were outstanding at August 2, 2003 and August 3, 2002, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the periods indicated.

	Number of Shares	Weighted-Average Exercise Price
Thirteen weeks ended August 2, 2003	3,091,095	$26.08
Twenty-six weeks ended August 2, 2003	4,244,929	$23.08
Thirteen weeks ended August 3, 2002	764,250	$45.30
Twenty-six weeks ended August 3, 2002	759,250	$45.33

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
	(Dollars in Thousands except Per Share Amounts)
Net income, as reported	$21,966	$35,899	$33,233	$58,953
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	14	11	28	22
Add (deduct): Total stock-based employee compensation income (expense) determined under fair value based method for all awards, net of related tax effects	2,386	(1,766)	1,087	(3,506)

Pro forma net income	$24,366	$34,144	$34,348	$55,469

Earnings per share:
Basic—as reported	$0.32	$0.51	$0.48	$0.83

Basic—pro forma	$0.35	$0.48	$0.50	$0.78

Diluted—as reported	$0.32	$0.50	$0.48	$0.82

Diluted—pro forma	$0.35	$0.48	$0.50	$0.77

In determining stock-based compensation, the Company recognizes forfeitures as they occur. Because of a large number of forfeited options in the second quarter, primarily resulting from a one-time stock option exchange program described in Note 13, the Company reported stock-based employee compensation income in the periods ended August 2, 2003 in the table above. The Company will report future stock-based employee compensation expense over the service period associated with the new options to be issued as part of the one-time stock option program within pro forma net income.

7. The following table summarizes year-to-date activity relating to the Company’s obligations for House2Home, Inc. (“House2Home”) leases:

	Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002
	(Dollars in Thousands)
Contingent lease obligations, beginning of year	$40,820	$106,210
Interest accretion charges	664	2,752
Credit for decrease to reserve	(1,900)	—
Cash payments	(20,775)	(11,590)

Contingent lease obligations, end of period	$18,809	$97,372

During the six months ended August 2, 2003, the Company settled eight House2Home leases (including three in the second quarter) through lump sum settlements. Based on progress made in settling these leases and an evaluation of its remaining obligations, the Company recorded a $1.9 million pretax credit ($1.1 million after tax) in this year’s first six months to reduce its contingent lease obligations. These amounts included a $0.7 million pretax credit ($0.4 million after tax) in the second quarter. As of August 2, 2003, the Company has settled 35 of the 41 House2Home leases for which it was contingently liable, including the assignment of four leases by House2Home (for which BJ’s remains contingently liable) to third parties.

As of August 2, 2003, the Company has reserved a total of $18,809,000 associated with its obligations for the remaining House2Home leases. The Company believes that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that the Company’s actual liability for its House2Home related obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to the House2Home leases. The Company considers its maximum reasonably possible undiscounted pretax exposure for its House2Home lease obligations to be approximately $36 million at August 2, 2003.

8. The following table summarizes year-to-date activity relating to the Company’s liabilities for three clubs which were closed in November 2002 (dollars in thousands):

Reserve for closed club liabilities, beginning of year	$17,515
Interest accretion charges	488
Cash payments	(1,742)
Write-off of fixed assets	(41)

Reserve for closed club liabilities, end of period	$16,220

Loss from discontinued operations in the quarter and six months ended August 2, 2003 consisted of interest accretion charges associated with lease obligations for the three closed clubs. Loss from discontinued operations in the quarter and six months ended August 3, 2002 represented the operating losses of the three clubs in those periods.

As of August 2, 2003, the Company has reserved a total of $16,220,000 associated with its liabilities for the closed club leases, $12,433,000 of which is included in other noncurrent liabilities, with the remainder included in accrued expenses and other current liabilities on the balance sheet. The Company believes that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that the Company’s actual liability for its closed club obligations will not differ materially from amounts recorded in the financial statements due to a number of factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. The Company considers its maximum reasonably possible undiscounted pretax exposure for its closed club lease obligations to be approximately $49 million at August 2, 2003.

9. During the first quarter ended May 3, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires the Company to recognize future costs for asset retirements to be incurred. The Company recorded a post-tax charge of $1,253,000, or $.02 per diluted share, to reflect the cumulative effect of adopting this accounting principle change as of the beginning of the fiscal year, primarily in connection with the future removal of gasoline tanks from its gasoline stations. The effect of this change on the quarter ended August 2, 2003 was to decrease net income by $170,000 and to decrease year-to-date net income (including the cumulative effect of the accounting change) by $1,587,000, or $.02 per diluted share.

Although last year’s results were not restated, the pro forma amounts shown at the bottom of the statements of income reflect net income and earnings per share as if SFAS No. 143 had been in effect during each period presented.

As of August 2, 2003, the Company’s liability for asset retirement obligations (which is included in other noncurrent liabilities on the balance sheet) was $8.8 million, of which $8.1 million was recorded in connection with the cumulative effect of adopting SFAS No. 143.

10. Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received by a Vendor” (“EITF 02-16”), addresses how a reseller should account for cash consideration received from a vendor. Under this standard, effective for arrangements entered into or modified after December 31, 2002, cash consideration that reimburses costs incurred by the customer to sell the vendor’s products should be characterized as a reduction of those costs. If the cash consideration exceeds the costs being reimbursed, the excess should be characterized as a reduction of cost of sales. The adoption of the provisions of EITF 02-16 did not result in any changes in the Company’s reported net income, but certain consideration which had been classified as a reduction of selling, general and administrative (“SG&A”) expenses in prior years is now being recorded as a reduction of cost of sales. This resulted in an increase in SG&A expenses and an offsetting decrease in cost of sales of $4,945,000 in this year’s second quarter and $4,961,000 in last year’s second quarter, and $8,817,000 in the first six months this year versus $8,982,000 in last year’s comparable period. As permitted by the transition provisions of EITF 02-16, cost of sales and SG&A expenses in last year’s statement of income have been recast to conform with this year’s presentation.

11. The Company has a $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. As of August 2, 2003, no borrowings were outstanding under the agreement. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at August 2, 2003. The Company is required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at the Company’s option either at (a) the Eurodollar rate plus a margin which is currently 0.50% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. The Company is also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.10% of the average daily amount of credit used under the facility during the calendar quarter. The facility fee, Eurodollar margin and usage fee are subject to change based upon the Company’s fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. The Company is required to comply with these covenants on a quarterly basis. Under the credit agreement, the Company may pay dividends or repurchase its own stock in any amount so long as the Company remains in compliance with all other covenants. The Company was in compliance with the covenants and other requirements set forth in its credit agreement at August 2, 2003.

In addition to the credit agreement, the Company maintains a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $35.8 million was outstanding at August 2, 2003, and also maintains a $25 million uncommitted credit line for short-term borrowings, of which no borrowings were outstanding at August 2, 2003.

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

On May 27, 2003, the expiration date of the Company’s exchange offer, the Company accepted for exchange from eligible employees options to purchase an aggregate of 1,307,385 shares of the Company’s common stock. These stock options were cancelled as of that date. The Company expects that it will issue, on November 28, 2003, new options to purchase approximately 653,693 shares of the Company’s common stock in exchange for the options surrendered in the offer. During the six months following the date of grant of the new options, none of the new options will vest or become exercisable. Beginning on the date that is six months following the date of grant of the new options, the new options will immediately vest to the same extent that the options they replace would have been vested on that date had they not been surrendered. After that date, the new options will have the same vesting schedule as the options they replace. The new options will have a term equal to the remaining term of the options they replace.

14. Certain amounts in the prior year’s financial statements have been reclassified for comparative purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Weeks (Second Quarter) and Twenty-Six Weeks Ended August 2, 2003 versus Thirteen and Twenty-Six Weeks Ended August 3, 2002.

Results of Operations

Net sales for the second quarter ended August 2, 2003 rose 13.9% to $1.64 billion from $1.44 billion reported in last year’s second quarter. Net sales for the first half of the current year totaled $3.08 billion, 14.7% higher than last year’s comparable period. These increases were due to the opening of new clubs and gasoline stations and to comparable club sales increases. The increase in comparable club sales represented 46% of the increase in total net sales from the second quarter of 2002 to the second quarter of 2003 and 41% of the increase in year-to-date sales. New clubs and gasoline stations accounted for the remainder of the increase. Food accounted for 58% of total food and general merchandise sales in this year’s second quarter versus 57% in last year’s second quarter. For the year-to-date period, food accounted for 59% of the total food and general merchandise sales this year versus 58% in last year’s comparable period. (Household chemicals, which formerly were included in food sales, are now included in general merchandise sales for all periods presented).

Comparable club sales increased by 6.6% over last year in the second quarter, including a 3.6% contribution from gasoline sales, and increased by 6.2% for the first half of the year, including a 4.1% contribution from sales of gasoline. On a comparable club basis, food sales increased by 4.1% in this year’s second quarter and by 3.7% year-to-date. General merchandise sales increased by 1.4% in the second quarter and decreased by 0.5% in the year-to-date period. Increased competition, a generally weaker economic climate, disruption caused by club renovations and the planned contraction of the Company’s trial membership program all affected comparable club sales in the first half of the year. General merchandise sales, in particular, were unfavorably impacted by unseasonably cold and wet weather in the Northeast in this year’s first quarter and through the early stages of June in the second quarter. With the arrival of more favorable weather conditions, and aided by marketing and merchandising initiatives, sales strengthened in June and particularly in July.

Total revenues included membership fees of $30.9 million in this year’s second quarter versus $29.5 million in last year’s comparable period. For the year-to-date period, membership fees were $61.2 million this year compared with $58.2 million last year. These increases were due principally to the opening of new clubs. In connection with BJ’s entry into the Atlanta market, free first-year memberships were offered in three clubs which opened at the end of last year’s first quarter and one club which opened at the end of last year’s second quarter in that market. Over the next year, the Company expects to generate incremental income from members in this market who renew their membership for a fee this year. As expected, sales in this market have decreased to a more normalized volume this year than was experienced as a result of the initial free memberships offered last year in the Atlanta market clubs.

Cost of sales (including buying and occupancy costs) was 92.13% of net sales in this year’s second quarter versus 90.70% in last year’s second quarter. For the first six months, the cost of sales percentage was 92.43% versus 91.07% last year. The vast majority of the increases in the cost of sales ratio was due to decreased merchandise margins and higher sales volume of gasoline, which carries a significantly lower gross margin rate than the overall rate for the rest of BJ’s business. Decreases in merchandise margins were due primarily to price reductions on merchandise sales which were in effect during this year’s first six months. Sales of air conditioners, which carry above average margins, were also weaker than they were last year, which featured hot weather during the second quarter. Buying and occupancy costs, as a percentage of sales, increased slightly in this year’s second quarter and first six months.

Selling, general and administrative (“SG&A”) expenses were 7.70% of net sales in the second quarter versus 7.13% in last year’s comparable period. Year-to-date SG&A expenses were 7.79% of net sales this year versus 7.36% last year. The increases in the SG&A ratio were due mainly to increased marketing expenses (particularly in the second quarter), costs associated with club refurbishments, including payroll for setup expenses, and increased credit card processing costs. These factors were partially offset by the increased contribution of gasoline sales, which have low related SG&A costs.

Total SG&A expenses rose by $23.6 million from the second quarter of 2002 to the second quarter of 2003 and by $42.6 million from the first half of 2002 to the first half of 2003. Slightly over one-third of these increases were due to the addition of new clubs. Payroll and related benefits accounted for 75% of all SG&A expenses in this year’s second quarter and first six months versus 79% in last year’s comparable periods. Payroll and related benefits accounted for 56% of the increase in total SG&A expenses from the second quarter of 2002 to the second quarter of 2003, and 55% of the increase in total SG&A expenses from the first six months of 2002 to the first six months of 2003. The percentage of SG&A increases attributable to payroll and related benefits in both periods were lower than usual due primarily to this year’s increased marketing expenses, particularly in the second quarter.

Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received by a Vendor,” addresses how a reseller should account for cash consideration received from a vendor. Under this standard, effective for arrangements entered into or modified after December 31, 2002, cash consideration that reimburses costs incurred by the customer to sell the vendor’s products should be characterized as a reduction of those costs. If the cash consideration exceeds the costs being reimbursed, the excess should be characterized as a reduction of cost of sales. The adoption of the provisions of EITF 02-16 did not result in any changes in the Company’s reported net income, but certain consideration which had been classified as a reduction of SG&A expenses in prior years is now being recorded as a reduction of cost of sales. This resulted in an increase in SG&A expenses and an offsetting decrease in cost of sales of $4.9 million in this year’s second quarter and $5.0 million in last year’s second quarter, and $8.8 million in the first six months this year versus $9.0 million in last year’s comparable period. As permitted by the transition provisions of EITF 02-16, cost of sales and SG&A expenses in last year’s statement of income have been recast to conform with this year’s presentation.

Preopening expenses were $1.7 million in the second quarter this year compared with $3.5 million in last year’s second quarter. Year-to-date preopening expenses totaled $5.6 million this year versus $6.8 million last year. In this year’s first half, the Company opened four new clubs, including one club in the second quarter. The Company also opened a new cross-dock facility in Jacksonville, Florida, in the first quarter of this year. In last year’s first half, eight new clubs were opened, including four in the second quarter.

The Company recorded net interest expense of $22,000 in this year’s second quarter versus net interest income of $0.2 million in last year’s second quarter. Net interest expense for the first six months of this year was $0.1 million compared with net interest income of $0.5 million in last year’s first six months. These decreases in net interest income were due mainly to lower invested cash balances, net of borrowings.

During the six months ended August 2, 2003, the Company settled eight House2Home leases (including three in the second quarter) through lump sum settlements. Based on progress made in settling these leases and an evaluation of its remaining obligations, the Company recorded a $1.9 million pretax credit in this year’s first six months to reduce its contingent lease obligations, which included a pretax credit of $0.7 million in the second quarter. These credits were partially offset by year-to-date accretion charges of $0.7 million, including $0.3 million in the second quarter. Last year’s six-month loss on contingent lease obligations of $2.8 million, including $1.3 million in the second quarter, consisted entirely of interest accretion charges.

The Company’s income tax provision was 38.5% of pretax income from continuing operations in the first half of 2003 versus 38.3% in last year’s first half. Gains and losses from contingent lease obligations are tax effected at an incremental rate of 40%. The Company’s ongoing effective income tax provision rate was 38.5% in the first half of 2003 versus 38.0% for the full year in 2002. The increase over the prior year is due to a higher overall effective state income tax rate.

Income from continuing operations was $22.1 million, or $.32 per diluted share, in this year’s second quarter versus $36.4 million, or $.51 per diluted share, in last year’s comparable period. For the year-to-date period, income from continuing operations before the cumulative effect of accounting principle changes was $34.8 million, or $.50 per diluted share, this year compared with $59.8 million, or $.83 per diluted share, last year. The decreases in income this year are attributable mainly to planned investments in merchandising, marketing, technology and club appearance that began in the fourth quarter of 2002 and are expected to continue throughout 2003. The comparisons to last year were affected in particular by the lowering of prices in a number of high-volume categories to enhance the Company’s competitive position and by improving quality in the Company’s produce, bakery and certain other departments without raising its prices. While comparable club merchandise sales were below plan in the first half of the year, they improved considerably in the latter half of the second quarter. Sales and income from gasoline exceeded plan in both the first and second quarters. As compared to last year, income from gasoline contributed approximately four additional cents per diluted share to income from continuing operations in the first half of this year, including one additional cent per diluted share in the second quarter.

Losses from discontinued operations (net of income tax benefit) in the quarter and six months ended August 2, 2003 were $144,000 and $293,000, respectively, and consisted of interest accretion charges associated with lease obligations for three clubs which were closed in November 2002. Losses from discontinued operations (net of income tax benefit) in last year’s second quarter and first six months totaled $451,000 and $830,000 respectively, and represented the operating losses of the three clubs in that period.

During the first quarter ended May 3, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to recognize future costs for asset retirements to be incurred. The Company recorded a post-tax charge of $1.3 million, or $.02 per diluted share, to reflect the cumulative effect of adopting this accounting principle change as of the beginning of the fiscal year, primarily in connection with the future removal of gasoline tanks from its gasoline stations. The effect of this change on the quarter ended August 2, 2003 was to decrease income before the cumulative effect of accounting principle changes by $170,000 and to decrease year-to-date net income (including the cumulative effect of the accounting change) by $1.6 million, or $.02 per diluted share.

Net income for the second quarter was $22.0 million, or $.32 per diluted share, this year versus $35.9 million, or $.50 per diluted share, last year. Year-to-date net income was $33.2 million, or $.48 per diluted share, this year versus $59.0 million, or $.82 per diluted share, last year.

During this year’s second quarter, the Company launched BJ’s Rewards membership program, which features a 2% rebate of up to $500 per year on most in-club purchases for an annual fee of $75. The rebates are recognized as a reduction in sales as incurred. The membership fee is recognized on a straight-line basis over the life of the membership. While this program is expected to have a negative impact on earnings in its first two years, the Company believes that it will promote membership and result in increased sales and earnings in the long term.

The Company operated 144 clubs on August 2, 2003 versus 138 clubs on August 3, 2002.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $101.3 million in the first six months of 2003 versus $56.8 million in last year’s comparable period. Merchandise inventories, net of accounts payable, decreased by $28.2 million in the first six months of this year versus an increase of $40.3 million in last year’s comparable period. The ratio of accounts payable to merchandise inventories improved from 65.5% in last year’s second quarter to 73.1% this year. Average inventories per club at August 2, 2003 decreased by 1.1% from a year earlier. The Company believes that improved utilization of its new inventory replenishment system is resulting in more effective management of its inventories. Cash expenditures for contingent lease obligations were $9.2 million higher than last year for the first half of the year.

Cash expended for property additions was $97.3 million in this year’s first six months versus $71.8 million in last year’s comparable period. The Company opened four new leased clubs and its new cross-dock facility (which is owned) in the first half of 2003. The refurbishment of thirty existing clubs was also substantially completed in the first half. In the first half of 2002, the Company opened eight new clubs (including one owned club) and purchased one club which was formerly leased. Six new gasoline stations were opened in this year’s first half. Seven new gasoline stations were opened in last year’s first half.

The Company’s full-year capital expenditures are expected to total approximately $195 to $205 million in 2003, based on plans to open a total of 10 or 11 new clubs and 13 or 14 gasoline stations, and to purchase one existing club which is currently leased. Three of the planned new clubs are at owned locations. The timing of actual club and gas station openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

The Company did not repurchase any shares of its common stock in this year’s first six months. As of August 2, 2003, the Company’s remaining repurchase authorization was $90.5 million.

The Company has a $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. As of August 2, 2003, no borrowings were outstanding under the agreement. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at August 2, 2003. The Company is required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at the Company’s option either at (a) the Eurodollar rate plus a margin which is currently 0.50% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. The Company is also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.10% of the average daily amount of credit used under the facility during the calendar quarter. The facility fee, Eurodollar margin and usage fee are subject to change based upon the Company’s fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. The Company is required to comply with these covenants on a quarterly basis. Under the credit agreement, the Company may pay dividends or repurchase its own stock in any amount so long as the Company remains in compliance with all other covenants. BJ’s has no credit rating triggers that would accelerate the maturity date of debt if borrowings were outstanding under its credit agreement. The Company was in compliance with the covenants and other requirements set forth in its credit agreement at August 2, 2003.

In addition to the credit agreement, the Company maintains a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $35.8 million was outstanding at August 2, 2003, and also maintains a $25 million uncommitted credit line for short-term borrowings, of which no borrowings were outstanding at August 2, 2003.

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

A considerable amount of judgment was involved in determining BJ’s net liability related to the closed club leases, particularly in estimating potential sublease income. Based on its knowledge of real estate conditions in the local markets and its experience in those markets, the Company assumed an average period of time it would take to sublease the properties and the amount of potential sublease income for each property. Net payments that the Company makes to settle its lease obligations will reduce operating cash flows in varying amounts over the remaining terms of the leases, which expire at various times up to 2019. Instead of subleasing the properties, the Company may satisfy its obligations through lump sum settlements, which could result in accelerated cash outflows. As of August 2, 2003, the Company has reserved a total of $16.2 million associated with its liabilities for the closed club leases, $12.4 million of which is included in other noncurrent liabilities, with the remainder included in accrued expenses and other current liabilities on the balance sheet. The Company believes that payments it will make in connection with these leases will not have a material effect on its future financial condition or cash flows and that the liabilities recorded in the balance sheet adequately provide for its obligations. However, there can be no assurance that the Company’s actual liability under the leases will not vary materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease or assign the properties. The Company considers its maximum reasonably possible undiscounted pretax exposure with respect to the leases for the three closed clubs to be approximately $49 million at August 2, 2003.

During the first half of 2003 the Company made payments totaling $20.8 million in connection with its indemnification obligations for House2Home leases. The payments included lump sum settlements for eight leases. Based on the Company’s continuing evaluation of its remaining obligations and the progress it has made in settling House2Home leases, the Company reduced its estimated obligations by recording a $1.9 million pretax gain in the first half of 2003, including a gain of $0.7 million in the second quarter. As of August 2, 2003, the Company has settled 35 of the 41 House2Home leases for which it was contingently liable, including the assignment of four leases by House2Home (for which BJ’s remains contingently liable) to third parties.

The vast majority of House2Home settlements to date have been made through lump sum payments and the Company believes that the remaining six leases are also likely to be settled in the same manner. The Company assessed its liability as of August 2, 2003 based on its estimate of likely lump sum settlements for each remaining property, taking into consideration negotiations in progress. Although the terms of the remaining House2Home leases expire at various times up to 2016, the Company believes that it can settle its obligations on a more accelerated schedule. As of August 2, 2003, the present value of the Company’s obligations for the remaining House2Home leases totaled $18.8 million, including $13.5 million classified as current liabilities. The Company may still satisfy its obligations by subleasing properties, which could change the timing of cash outflows. The Company believes that remaining payments will not have a material impact on its future financial condition or cash flows and that the liabilities recorded in the financial statements adequately provide for its indemnification obligations. However, there can be no assurance that BJ’s actual liability arising from the House2Home leases will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the Company’s ability to successfully settle its House2Home obligations. The Company considers its maximum reasonably possible undiscounted pretax exposure for its House2Home lease obligations to be approximately $36 million at August 2, 2003.

The Company has filed proofs of claim against House2Home, Inc. for claims arising under certain agreements between BJ’s and House2Home in connection with the Company’s spin-off from Waban Inc. in July 1997. These claims arise primarily from BJ’s indemnification of The TJX Companies, Inc. with respect to TJX’s guarantee of House2Home leases and from the Tax Sharing Agreement dated July 28, 1997 between BJ’s and House2Home. House2Home and BJ’s have agreed in principle to settle BJ’s claims against House2Home. The proposed settlement provides that BJ’s will have an unsecured claim of approximately $33 million, on account of claims under the Tax Sharing Agreement and the 31 lease settlements which have been finalized to date. Under the proposed settlement BJ’s will be allowed additional claims when it makes future payments for House2Home leases. (House2Home has stated in its Disclosure Statement filed with the Bankruptcy Court that it expects to pay between 18.5% and 39.1% of its unsecured claims). As part of the settlement, BJ’s will be released of all claims that House2Home and its bankruptcy estate may have against BJ’s. The agreement in principle is subject to definitive documentation and Bankruptcy Court approval. In addition, the Company has reached an agreement in principle with the Indenture Trustee for House2Home’s Convertible Subordinated Notes under which BJ’s would receive a $2.5 million payment from the noteholders’ share of the House2Home estate in settlement of the Company’s claim that certain lease indemnity payments constitute senior debt under the Subordinated Note Indenture. This agreement is also subject to definitive documentation and Bankruptcy Court approval. The Company is unable to determine the amount, if any, of future recoveries under the claims and, therefore, has not recognized such claims in its financial statements.

Cash and cash equivalents totaled $44.9 million as of August 2, 2003 and no borrowings were outstanding on that date. The Company believes that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through the term of its credit agreement, which expires June 13, 2005. However, the Company may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club and gas station openings, BJ’s Rewards membership program, lease obligations under the Company’s indemnification agreement with TJX, lease obligations in connection with three closed clubs and other information with respect to the Company’s plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company’s actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, economic and weather conditions and state and local regulation in the Company’s markets; competitive conditions; the Company’s success in settling lease obligations under the Company’s indemnification agreement with TJX and in connection with the closing of three of its own clubs; and events which might cause the Company’s 1997 spin-off from Waban Inc. not to qualify for tax-free treatment. Each of these and other factors are discussed in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

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

The Company believes that its potential exposure to market risk as of August 2, 2003 is not material because of the short contractual maturities of its cash and cash equivalents on that date. No bank debt was outstanding on August 2, 2003. The Company has not used derivative financial instruments.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 2, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of August 2, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 2, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 – Legal Proceeding

A discussion of the House2Home bankruptcy proceeding appears in Part I of this Form 10-Q and is incorporated herein by reference.

Item 6 – Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Chief Executive Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On August 8, 2003, the Company furnished a Current Report on Form 8-K, dated August 7, 2003, to report under Item 12 information with respect to sales results for the fiscal month, quarter and six months ended August 2, 2003.

On August 19, 2003, the Company furnished a Current Report on Form 8-K, dated August 19, 2003, to report under Item 12 information with respect to financial results for the fiscal quarter and six months ended August 2, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC. (Registrant)

Date: September 11, 2003	/s/ MICHAEL T. WEDGE
Michael T. Wedge President and Chief Executive Officer (Principal Executive Officer)

Date: September 11, 2003	/s/ FRANK D. FORWARD
Frank D. Forward Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)