Form 10-Q
period 2003-11-01
BJS WHOLESALE CLUB INC
filed 2003-12-16
CIK 1037461

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended November 1, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No  ☐ .

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒     No  ☐.

The number of shares of the Registrant’s common stock outstanding as of November 29, 2003: 69,779,917

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	November 1, 2003	November 2, 2002
	(Dollars in Thousands except Per Share Amounts)

Net sales	$1,609,397	$1,361,445
Membership fees and other	35,331	33,269

Total revenues	1,644,728	1,394,714

Cost of sales, including buying and occupancy costs	1,485,892	1,247,504
Selling, general and administrative expenses	123,732	102,313
Preopening expenses	2,640	4,106

Operating income	32,464	40,791
Interest expense, net	(32)	(194)
Gain on contingent lease obligations	781	18,933

Income from continuing operations before income taxes	33,213	59,530
Provision for income taxes	12,580	22,701

Income from continuing operations	20,633	36,829
Loss from discontinued operations, net of income tax benefit of $153 and $8,889	(229)	(13,406)

Net income	$20,404	$23,423

Income per common share:
Basic earnings per share:
Income from continuing operations	$0.30	$0.53
Loss from discontinued operations	(0.01)	(0.19)

Net income	$0.29	$0.34

Diluted earnings per share:
Income from continuing operations	$0.29	$0.52
Loss from discontinued operations	—	(0.19)

Net income	$0.29	$0.33

Number of common shares for earnings per share computations:
Basic	69,691,318	69,708,368
Diluted	70,133,784	70,175,129

Pro forma amounts assuming accounting principle changes are applied retroactively:
Net income	$20,404	$23,275

Basic and diluted earnings per common share	$0.29	$0.33

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirty-Nine Weeks Ended
	November 1, 2003	November 2, 2002
	(Dollars in Thousands except Per Share Amounts)

Net sales	$4,691,612	$4,047,761
Membership fees and other	103,358	96,900

Total revenues	4,794,970	4,144,661

Cost of sales, including buying and occupancy costs	4,334,878	3,694,000
Selling, general and administrative expenses	363,905	299,892
Preopening expenses	8,288	10,919

Operating income	87,899	139,850
Interest income (expense), net	(122)	316
Gain on contingent lease obligations	2,017	16,181

Income from continuing operations before income taxes and cumulative effect of accounting principle changes	89,794	156,347
Provision for income taxes	34,382	59,735

Income from continuing operations before cumulative effect of accounting principle changes	55,412	96,612
Loss from discontinued operations, net of income tax benefit of $348 and $9,404	(522)	(14,236)

Income before cumulative effect of accounting principle changes	54,890	82,376
Cumulative effect of accounting principle changes	(1,253)	—

Net income	$53,637	$82,376

Income per common share:
Basic earnings per share:
Income from continuing operations before cumulative effect of accounting principle changes	$0.80	$1.37
Loss from discontinued operations	(0.01)	(0.20)
Cumulative effect of accounting principle changes	(0.02)	—

Net income	$0.77	$1.17

Diluted earnings per share:
Income from continuing operations before cumulative effect of accounting principle changes	$0.80	$1.35
Loss from discontinued operations	(0.01)	(0.20)
Cumulative effect of accounting principle changes	(0.02)	—

Net income	$0.77	$1.15

Number of common shares for earnings per share computations:
Basic	69,434,039	70,651,353
Diluted	69,662,669	71,566,985

Pro forma amounts assuming accounting principle changes are applied retroactively:
Net income	$54,890	$81,960

Basic earnings per common share	$0.79	$1.16

Diluted earnings per common share	$0.79	$1.15

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

	November 1, 2003	February 1, 2003	November 2, 2002
	(Unaudited)		(Unaudited)
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$33,201	$32,683	$31,906
Accounts receivable	66,197	63,129	61,881
Merchandise inventories	792,300	631,535	730,054
Current deferred income taxes	16,468	20,697	26,385
Prepaid expenses	17,837	19,026	16,746

Total current assets	926,003	767,070	866,972

Property at cost:
Land and buildings	516,458	474,451	465,497
Leasehold costs and improvements	116,172	96,768	86,971
Furniture, fixtures and equipment	452,082	423,114	398,794

	1,084,712	994,333	951,262
Less: accumulated depreciation and amortization	330,700	303,306	284,574

	754,012	691,027	666,688

Other assets	23,370	22,860	22,883

Total assets	$1,703,385	$1,480,957	$1,556,543

LIABILITIES
Current liabilities:
Short-term debt	$51,000	$—	$93,300
Accounts payable	530,228	420,368	475,670
Accrued expenses and other current liabilities	187,602	182,599	162,568
Accrued federal and state income taxes	27,757	24,968	12,501
Contingent lease obligations due within one year	7,977	22,093	33,092

Total current liabilities	804,564	650,028	777,131

Contingent lease obligations, less portion due within one year	2,428	18,727	16,927
Other noncurrent liabilities	70,396	58,000	65,689
Deferred income taxes	23,144	13,399	3,177
Commitments and contingencies	—	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	53,027	62,218	65,272
Retained earnings	915,329	861,692	813,227
Treasury stock, at cost, 4,634,730, 5,125,517 and 5,097,025 shares	(166,247)	(183,851)	(185,624)

Total stockholders’ equity	802,853	740,803	693,619

Total liabilities and stockholders’ equity	$1,703,385	$1,480,957	$1,556,543

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended
	November 1, 2003	November 2, 2002
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,637	$82,376
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on contingent lease obligations	(2,017)	(16,181)
Provision for store closing costs and impairment losses	870	22,907
Cumulative effect of accounting principle changes	1,253	—
Depreciation and amortization of property	63,801	53,833
Loss on property disposals	563	140
Other noncash items (net)	666	201
Deferred income taxes	14,751	16,589
Tax benefit from exercise of stock options	940	2,236
Increase (decrease) in cash due to changes in:
Accounts receivable	(3,068)	(227)
Merchandise inventories	(160,765)	(170,053)
Prepaid expenses	1,189	660
Other assets	(691)	(1,807)
Accounts payable	110,753	88,832
Accrued expenses	19,508	6,294
Accrued income taxes	2,789	(20,851)
Contingent lease obligations	(28,398)	(40,010)
Other noncurrent liabilities	2,197	5,173

Net cash provided by operating activities	77,978	30,112

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(135,105)	(106,799)
Proceeds from property disposals	131	104

Net cash used in investing activities	(134,974)	(106,695)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing of short-term debt, net	51,000	93,300
Repayment of capital lease obligations	—	(197)
Proceeds from issuance of common stock	7,407	2,850
Purchase of treasury stock	—	(80,464)
Changes in book overdrafts	(893)	5,842

Net cash provided by financing activities	57,514	21,331

Net increase (decrease) in cash and cash equivalents	518	(55,252)
Cash and cash equivalents at beginning of year	32,683	87,158

Cash and cash equivalents at end of period	$33,201	$31,906

Noncash financing and investing activities:
Treasury stock issued for compensation plans	$17,604	$8,442
Addition of asset retirement costs	6,880	—

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
	(In Thousands)
Balance, February 2, 2002	74,410	$744	$68,574	$730,851	(2,817)	$(113,602)	$686,567
Net income	—	—	—	82,376	—	—	82,376
Issuance of common stock	—	—	(3,302)	—	209	8,442	5,140
Purchase of treasury stock	—	—	—	—	(2,489)	(80,464)	(80,464)

Balance, November 2, 2002	74,410	$744	$65,272	$813,227	(5,097)	$(185,624)	$693,619

Balance, February 1, 2003	74,410	$744	$62,218	$861,692	(5,126)	$(183,851)	$740,803
Net income	—	—	—	53,637	—	—	53,637
Issuance of common stock	—	—	(9,191)	—	491	17,604	8,413
Purchase of treasury stock	—	—	—	—	—	—	—

Balance, November 1, 2003	74,410	$744	$53,027	$915,329	(4,635)	$(166,247)	$802,853

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for the quarter and nine months ended November 1, 2003 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, the Company’s business, in common with the business of retailers generally, is subject to seasonal influences. The Company’s sales and operating income have historically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

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

4. The components of interest income (expense), net were as follows (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Nov. 1, 2003	Nov. 2, 2002	Nov. 1, 2003	Nov. 2, 2002
Interest income	$49	$56	$146	$525
Capitalized interest	104	155	292	455
Interest expense on debt	(185)	(405)	(560)	(664)

Interest income (expense), net	$(32)	$(194)	$(122)	$316

The table above excludes interest expense in discontinued operations of $44,000 and $137,000 in the quarter and nine months ended November 2, 2002, respectively.

5. The following details the calculation of earnings per share from continuing operations before the cumulative effect of accounting changes for the periods presented below (amounts in thousands except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Nov. 1, 2003	Nov. 2, 2002	Nov. 1, 2003	Nov. 2, 2002
Income from continuing operations before cumulative effect of accounting changes	$20,633	$36,829	$55,412	$96,612

Weighted-average number of common shares outstanding, used for basic computation	69,691	69,708	69,434	70,651
Plus: Incremental shares from assumed exercise of stock options	443	467	229	916

Weighted-average number of common and dilutive potential common shares outstanding	70,134	70,175	69,663	71,567

Basic earnings per share	$0.30	$0.53	$0.80	$1.37

Diluted earnings per share	$0.29	$0.52	$0.80	$1.35

Options to purchase the following shares were outstanding at November 1, 2003 and November 2, 2002, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the periods indicated.

	Number of Shares	Weighted-Average Exercise Price
Thirteen weeks ended November 1, 2003	2,191,175	$28.92
Thirty-nine weeks ended November 1, 2003	2,833,225	$26.57

Thirteen weeks ended November 2, 2002	3,816,035	$32.22
Thirty-nine weeks ended November 2, 2002	1,630,310	$40.84

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Nov. 1, 2003	Nov. 2, 2002	Nov. 1, 2003	Nov. 2, 2002
	(Dollars in Thousands except Per Share Amounts)
Net income, as reported	$20,404	$23,423	$53,637	$82,376
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	13	12	41	34
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,242)	(3,433)	(155)	(6,939)

Pro forma net income	$19,175	$20,002	$53,523	$75,471

Earnings per share:
Basic—as reported	$0.29	$0.34	$0.77	$1.17

Basic—pro forma	$0.28	$0.29	$0.77	$1.07

Diluted—as reported	$0.29	$0.33	$0.77	$1.15

Diluted—pro forma	$0.28	$0.29	$0.77	$1.06

In determining stock-based compensation, the Company recognizes forfeitures as they occur. Because of a large number of forfeited options in the second quarter, primarily resulting from the stock option exchange program described in Note 14, the Company reported a reduced amount of stock-based employee compensation expense in the thirty-nine weeks ended November 1, 2003 in the table above. The Company will report future stock-based employee compensation expense over the service period associated with the new options to be issued as part of the stock option exchange program within pro forma net income beginning in the fourth quarter of the fiscal year ending January 31, 2004.

7. The following table summarizes year-to-date activity relating to the Company’s obligations for House2Home, Inc. (“House2Home”) leases:

	Thirty-Nine Weeks Ended
	Nov. 1, 2003	Nov. 2, 2002
	(Dollars in Thousands)
Contingent lease obligations, beginning of year	$40,820	$106,210
Interest accretion charges	883	3,819
Credits for decreases to reserve	(2,900)	(20,000)
Cash payments	(28,398)	(40,010)

Contingent lease obligations, end of period	$10,405	$50,019

During the nine months ended November 1, 2003, the Company settled eleven House2Home leases (including three in the third quarter) through lump sum settlements. Based on progress made in settling these leases and an evaluation of its remaining obligations, the Company recorded a $2.9 million pretax credit ($1.7 million after tax) in this year’s first nine months to reduce its contingent lease obligations. These amounts included a $1.0 million pretax credit ($0.6 million after tax) in the third quarter. In last year’s third quarter, the Company recorded a pretax credit of $20.0 million ($12.0 million after tax) to reduce its contingent lease obligations. As of November 1, 2003, the Company has settled 38 of the 41 House2Home leases for which it was contingently liable, including the assignment of four leases by House2Home (for which BJ’s remains contingently liable) to third parties.

As of November 1, 2003, the Company has reserved a total of $10,405,000 associated with its obligations for the three remaining unsettled House2Home leases. The Company believes that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that the Company’s actual liability for its House2Home related obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to the House2Home leases. The Company considers its maximum reasonably possible undiscounted pretax exposure for its House2Home lease obligations to be approximately $16 million at November 1, 2003.

8. November 9, 2002, the Company closed, and classified as discontinued operations, both of its clubs in the Columbus, Ohio, market and an older non-prototypical club in North Dade, Florida. Loss from discontinued operations for the last year’s third quarter ended November 2, 2002 was $13.4 million, or $.19 per diluted share, which included post-tax charges of $12.6 million, or $.18 per diluted share, to close the three clubs, and post-tax operating losses of $0.8 million for those three clubs. Loss from discontinued operations for the nine months ended November 2, 2002 was $14.2 million, or $.20 per diluted share, which included the post-tax charges of $12.6 million to close the three clubs and $1.6 million for their operating losses.

Loss from discontinued operations was $0.2 million in this year’s third quarter and $0.5 million in the first nine months of this year. The Company recorded a post-tax charge of $0.1 million in the third quarter to write off additional fixed assets in the closed clubs. The remainder of this year’s loss from discontinued operations consisted of interest accretion charges associated with lease obligations for the three closed clubs.

The following table summarizes year-to-date activity relating to the Company’s liabilities for the three closed clubs (dollars in thousands):

Reserve for closed club liabilities, beginning of year	$17,515
Interest accretion charges	720
Increase in club closing charges	150
Cash payments	(2,515)
Write-off of fixed assets	(183)

Reserve for closed club liabilities, end of period	$15,687

As of November 1, 2003, the Company has reserved a total of $15,687,000 associated with its liabilities for the closed club leases, $11,881,000 of which is included in other noncurrent liabilities, with the remainder included in accrued expenses and other current liabilities on the balance sheet. The Company believes that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that the Company’s actual liability for its closed club obligations will not differ materially from amounts recorded in the financial statements due to a number of factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. The Company considers its maximum reasonably possible undiscounted pretax exposure for its closed club lease obligations to be approximately $48 million at November 1, 2003.

9. The Company recorded pretax asset impairment charges of $1.8 million in last year’s third quarter ended November 2, 2002 to write down leasehold improvements and certain fixtures and equipment to fair value at an underperforming club. Asset impairment charges are included in selling, general and administrative expenses.

10. During the first quarter ended May 3, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires the Company to recognize future costs for asset retirements to be incurred. The Company recorded a post-tax charge of $1,253,000, or $.02 per diluted share, to reflect the cumulative effect of adopting this accounting principle change as of the beginning of the fiscal year, primarily in connection with the future removal of gasoline tanks from its gasoline stations. The effect of this change on the quarter ended November 1, 2003 was to decrease net income by $179,000 and to decrease year-to-date net income (including the cumulative effect of the accounting change) by $1,766,000, or $.03 per diluted share.

Although last year’s results were not restated, the pro forma amounts shown at the bottom of the statements of income reflect net income and earnings per share as if SFAS No. 143 had been in effect during each period presented.

As of November 1, 2003, the Company’s liability for asset retirement obligations (which is included in other noncurrent liabilities on the balance sheet) was $9.3 million, of which $8.1 million was recorded in connection with the cumulative effect of adopting SFAS No. 143.

11. Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received by a Vendor” (“EITF 02-16”), addresses how a reseller should account for cash consideration received from a vendor. Under this standard, effective for arrangements entered into or modified after December 31, 2002, cash consideration that reimburses costs incurred by the customer to sell the vendor’s products should be characterized as a reduction of those costs. If the cash consideration exceeds the costs being reimbursed, the excess should be characterized as a reduction of cost of sales. The adoption of the provisions of EITF 02-16 did not result in any changes in the Company’s reported net income, but certain consideration which had been classified as a reduction of selling, general and administrative (“SG&A”) expenses in prior years is now being recorded as a reduction of cost of sales. This resulted in an increase in SG&A expenses and an offsetting decrease in cost of sales of $4,473,000 in this year’s third quarter and $4,539,000 in last year’s third quarter, and $13,290,000 in the first nine months this year versus $13,521,000 in last year’s comparable period. As permitted by the transition provisions of EITF 02-16, cost of sales and SG&A expenses in last year’s statement of income have been recast to conform with this year’s presentation.

12. The Company has a $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. As of November 1, 2003, borrowings of $35.0 million were outstanding for short-term working capital uses under the agreement. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at November 1, 2003. The Company is required to pay an annual facility fee which is currently 0.175% of the total commitment. Interest on borrowings is payable at the Company’s option either at (a) the Eurodollar rate plus a margin which is currently 0.575% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. The Company is also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the average daily amount of credit used under the facility during the calendar quarter. The facility fee, Eurodollar margin and usage fee are subject to change based upon the Company’s fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. The Company is required to comply with these covenants on a quarterly basis. Under the credit agreement, the Company may pay dividends or repurchase its own stock in any amount so long as the Company remains in compliance with all other covenants. The Company was in compliance with the covenants and other requirements set forth in its credit agreement at November 1, 2003.

In addition to the credit agreement, the Company maintains a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $19.6 million was outstanding at November 1, 2003, and also maintains a $25 million uncommitted credit line for short-term borrowings, of which $16.0 million was outstanding for short-term working capital uses at November 1, 2003.

13. FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:

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

This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the adoption of this Interpretation will result in no material change from its existing reporting.

Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective in the Company’s third fiscal quarter of 2003. The adoption of this statement resulted in no material change from the Company’s existing reporting.

14. At the 2003 Annual Meeting of Stockholders of the Company held on May 22, 2003, the Company’s stockholders approved an amendment to BJ’s 1997 Stock Incentive Plan to permit a stock option exchange program under which outstanding stock options having an exercise price greater than $29.00 per share would be exchanged for new options. The new options would be exercisable for one-half the number of shares of exchanged options and would have an exercise price equal to the fair market value of the Company’s common stock on the date of the grant, which would be at least six months and one day after cancellation of the exchanged options. The Company’s directors, President/Chief Executive Officer and Executive Vice Presidents were not eligible to participate in the program.

On May 27, 2003, the expiration date of the Company’s exchange offer, the Company accepted for exchange from eligible employees options to purchase an aggregate of 1,307,385 shares of the Company’s common stock. These stock options were cancelled as of that date. On November 28, 2003, the Company issued new options to purchase 646,054 shares of the Company’s common stock in exchange for the options surrendered in the offer. The exercise price of all of these options is $25.45, which is equal to the fair market value of BJ’s common stock on November 28, 2003. None of the new options will vest or become exercisable until May 28, 2004. Beginning on May 28, 2004, the new options will immediately vest to the same extent that the options they replace would have been vested on that date had they not been surrendered. After May 28, 2004, the new options will otherwise have the same vesting schedule as the options they replace. The new options have a term equal to the remaining term of the options they replace.

15. Certain amounts in the prior year’s financial statements have been reclassified for comparative purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Weeks (Third Quarter) and Thirty-Nine Weeks Ended November 1, 2003 versus Thirteen and Thirty-Nine Weeks Ended November 2, 2002.

Results of Operations

Net sales for the third quarter ended November 1, 2003 rose 18.2% to $1.61 billion from $1.36 billion reported in last year’s third quarter. Net sales for the first nine months of the current year totaled $4.69 billion, 15.9% higher than last year’s comparable period. These increases were due to comparable club sales increases and to the opening of new clubs and new gasoline stations. The increase in comparable club sales represented 61% of the increase in total net sales from the third quarter of 2002 to the third quarter of 2003 and 48% of the increase in year-to-date sales. New clubs and new gasoline stations accounted for the remainder of the increases. Food accounted for 59% of total food and general merchandise sales in both this year’s and last year’s third quarters. For the year-to-date period, food accounted for 59% of the total food and general merchandise sales this year versus 58% in last year’s comparable period. (Household chemicals, which formerly were included in food sales, are now included in general merchandise sales for all periods presented).

Comparable club sales increased by 11.3% over last year in the third quarter, including a 3.8% contribution from gasoline sales, and increased by 7.9% for the first nine months of the year, including a 4.0% contribution from sales of gasoline. On a comparable club basis, food sales increased by 8.7% in this year’s third quarter and by 5.3% year-to-date. General merchandise sales increased by 5.7% in the third quarter and by 1.6% in the year-to-date period. Increased competition, a generally weaker economic climate, disruption caused by club renovations and the planned contraction of the Company’s trial membership program all affected comparable club sales in the first half of the year. General merchandise sales, in particular, were unfavorably impacted by unseasonably cold and wet weather in the Northeast in this year’s first quarter and through the early stages of June in the second quarter. With the arrival of more favorable weather conditions, and aided by marketing and merchandising initiatives and the stimulus provided by tax rebates and an improving economy, sales have strengthened since mid-June. The negative impact on comparable club sales from new competition and newly opened BJ’s clubs lessened from approximately 3% during the first half of the year to approximately 2% during the third quarter.

Total revenues included membership fees of $31.2 million in this year’s third quarter versus $29.7 million in last year’s comparable period. For the year-to-date period, membership fees were $92.4 million this year compared with $87.9 million last year. These increases were due principally to the opening of new clubs. In connection with BJ’s entry into the Atlanta market in 2002, free first-year memberships were offered in three clubs which opened at the end of last year’s first quarter and one club which opened at the end of last year’s second quarter in that market. Over the next nine months, the Company expects to generate incremental income from members in this market who renew their membership for a fee this year. As expected, sales in this market have decreased to a more normalized volume this year than was experienced as a result of the initial free memberships offered last year in the Atlanta market clubs.

Cost of sales (including buying and occupancy costs) was 92.33% of net sales in this year’s third quarter versus 91.63% in last year’s third quarter. For the first nine months, the cost of sales percentage was 92.40% versus 91.26% last year. The vast majority of the increases in the cost of sales ratio was due to planned decreases in both food and general merchandise gross margins which were in effect during this year’s first nine months. Buying and occupancy costs, as a percentage of sales, increased slightly in this year’s third quarter and first nine months. The cost of sales ratio increased by 70 basis points over last year in the third quarter, an improvement over the 136 basis point increase recorded in the first half of the year.

This was due mainly to improved management of pricing reductions, and market conditions which allowed the Company to realize higher than normal margins in gasoline and fresh foods.

Selling, general and administrative (“SG&A”) expenses were 7.69% of net sales in the third quarter versus 7.52% in last year’s comparable period. Year-to-date SG&A expenses were 7.76% of net sales this year versus 7.41% last year. The increase over last year in the third quarter was due primarily to increased employee incentive pay expenses resulting from a more normal charge this year versus last year’s unusually low charge, along with higher insurance costs this year. These were partially offset by last year’s third quarter asset impairment charges and executive separation costs. Overall, the SG&A ratio benefited from stronger comparable club merchandise and gasoline sales. The increase in the SG&A ratio over last year in the year-to-date period was due principally to increased marketing expenses, particularly in the second quarter, and first half costs associated with club refurbishment expenses, as well as the same factors that affected the third quarter.

Total SG&A expenses rose by $21.4 million from the third quarter of 2002 to the third quarter of 2003 and by $64.0 million from the first nine months of 2002 to the first nine months of 2003. Payroll and related benefits accounted for 77% of all SG&A expenses in this year’s third quarter versus 76% in last year’s comparable period. For the first nine months of this year, payroll and related benefits accounted for 75% of all SG&A expenses versus 78% in last year’s comparable period. Payroll and related benefits accounted for 81% of the increase in total SG&A expenses from the third quarter of 2002 to the third quarter of 2003, and 63% of the increase in total SG&A expenses from the first nine months of 2002 to the first nine months of 2003. The percentage of the SG&A increase attributable to payroll and related benefits in the year-to-date period was lower than usual, due primarily to this year’s increase in marketing expenses.

Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received by a Vendor,” addresses how a reseller should account for cash consideration received from a vendor. Under this standard, effective for arrangements entered into or modified after December 31, 2002, cash consideration that reimburses costs incurred by the customer to sell the vendor’s products should be characterized as a reduction of those costs. If the cash consideration exceeds the costs being reimbursed, the excess should be characterized as a reduction of cost of sales. The adoption of the provisions of EITF 02-16 did not result in any changes in the Company’s reported net income, but certain consideration which had been classified as a reduction of SG&A expenses in prior years is now being recorded as a reduction of cost of sales. This resulted in an increase in SG&A expenses and an offsetting decrease in cost of sales of $4.5 million in both this year’s and last year’s third quarters, and $13.3 million in the first nine months this year versus $13.5 million in last year’s comparable period. As permitted by the transition provisions of EITF 02-16, cost of sales and SG&A expenses in last year’s statement of income have been recast to conform with this year’s presentation.

Preopening expenses were $2.6 million in the third quarter this year compared with $4.1 million in last year’s third quarter. Year-to-date preopening expenses totaled $8.3 million this year versus $10.9 million last year. In this year’s first nine months, the Company opened seven new clubs, including three clubs in the third quarter. The Company also opened a new cross-dock facility in Jacksonville, Florida, in the first quarter of this year. In last year’s first nine months, twelve new clubs were opened, including four in the third quarter.

The Company recorded net interest expense of $32,000 in this year’s third quarter versus net interest expense of $0.2 million in last year’s third quarter. Net interest expense for the first nine months of this year was $0.1 million compared with net interest income of $0.3 million in last year’s first nine months.

During the nine months ended November 1, 2003, the Company settled eleven House2Home leases (including three in the third quarter) through lump sum settlements. Based on progress made in settling these leases and an evaluation of its remaining obligations, the Company recorded pretax credits of $2.9 million ($1.7 million after tax) in this year’s first nine months to reduce its contingent lease obligations, which included a pretax credit of $1.0 million ($0.6 million after tax) in the third quarter. These credits were partially offset by year-to-date accretion charges of $0.9 million, including $0.2 million in the third quarter. Last year’s third quarter gain on contingent lease obligations of $18.9 million consisted of a pretax credit of $20.0 million ($12.0 million after tax) to reduce the Company’s reserves for contingent lease obligations, offset by accretion charges of $1.1 million. For the first nine months of last year, the Company recorded a pretax gain of $16.2 million, which included the $20.0 million third quarter credit, offset by accretion charges of $3.8 million.

The Company’s income tax provision was 38.3% of pretax income from continuing operations in the first nine months of 2003 versus 38.2% in last year’s first nine months. Gains and losses from contingent lease obligations are tax effected at an incremental rate of 40%. The Company’s ongoing effective income tax provision rate was 38.25% in the first nine months of 2003 versus 38.0% for last year’s comparable period, due to a higher overall effective state income tax rate this year.

Income from continuing operations was $20.6 million, or $.29 per diluted share, in this year’s third quarter versus $36.8 million, or $.52 per diluted share, in last year’s comparable period. For the year-to-date period, income from continuing operations before the cumulative effect of accounting principle changes was $55.4 million, or $.80 per diluted share, this year compared with $96.6 million, or $1.35 per diluted share, last year. The decreases in income this year are attributable mainly to planned investments in merchandising, marketing, technology and club appearance that began in the fourth quarter of 2002 and are expected to continue through the remainder of 2003. The comparisons to last year were affected in particular by the lowering of prices in a number of high-volume categories to enhance the Company’s competitive position and by improving the quality in the Company’s produce, bakery and certain other departments without raising prices. Income from continuing operations in last year’s third quarter and year-to-date period benefited from the third quarter post-tax credit of $12.0 million to reduce the Company’s House2Home lease obligations. In this year’s first nine months the Company recorded post-tax credits of $1.7 million, including $0.6 million in the third quarter, to reduce these obligations. While comparable club merchandise sales were below plan in the first half of the year, they have improved considerably since July. Sales and income from gasoline exceeded plan in each of the first three quarters of this year. The Company benefited from higher than normal gasoline margins in this year’s third quarter and first nine months.

Losses from discontinued operations (net of income tax benefit) in the quarter and nine months ended November 1, 2003 were $0.2 million and $0.5 million, respectively, and consisted of interest accretion charges associated with lease obligations for three clubs which were closed in November 2002, plus a third quarter charge of $0.1 million to write off additional fixed assets in these clubs. Losses from discontinued operations (net of income tax benefit) in last year’s third quarter and first nine months totaled $13.4 million and $14.2 million, respectively, and consisted of a third quarter charge of $12.6 million to close three clubs plus the operating losses of the clubs in those periods.

During the first quarter ended May 3, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to recognize future costs for asset retirements to be incurred. The Company recorded a post-tax charge of $1.3 million, or $.02 per diluted share, to reflect the cumulative effect of adopting this accounting principle change as of the beginning of the fiscal year, primarily in connection with the future removal of gasoline tanks from its gasoline stations. The effect of this change on the quarter ended November 1, 2003 was to decrease income before the cumulative effect of accounting principle changes by $179,000 and to decrease year-to-date net income (including the cumulative effect of the accounting change) by $1.8 million, or $.03 per diluted share.

Net income for the third quarter was $20.4 million, or $.29 per diluted share, this year versus $23.4 million, or $.33 per diluted share, last year. Year-to-date net income was $53.6 million, or $.77 per diluted share, this year versus $82.4 million, or $1.15 per diluted share, last year.

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

On November 18, 2003, BJ’s announced that it will begin accepting the American Express card early in its next fiscal year. This will make another payment option available to BJ’s members and is expected to attract new members to BJ’s clubs.

The Company operated 147 clubs on November 1, 2003 versus 139 clubs on November 2, 2002 (excluding the three clubs which closed on November 9, 2002).

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

This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company believes that the adoption of this Interpretation will result in no material change from its existing reporting.

Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective in the Company’s third fiscal quarter of 2003. The adoption of this statement resulted in no material change from the Company’s existing reporting.

Liquidity and Capital Resources

Net cash provided by operating activities was $78.0 million in the first nine months of 2003 versus $30.1 million in last year’s comparable period. Merchandise inventories, net of accounts payable, increased by $50.0 million in the first nine months of this year versus $81.2 million in the same period last year. The ratio of accounts payable to merchandise inventories improved from 65.2% at the end of last year’s third quarter to 66.9% this year.

Cash expended for property additions was $135.1 million in this year’s first nine months versus $106.8 million in last year’s comparable period. The Company opened seven new clubs (including two owned clubs) and its new cross-dock facility (which is owned) in the first nine months of 2003. The refurbishment of thirty existing clubs was also completed during that time. In the first nine months of 2002, the Company opened twelve new clubs (including one owned club) and purchased one club which was formerly leased. Eight new gasoline stations were opened year-to-date this year. Ten new gasoline stations were opened in last year’s first nine months.

The Company’s full-year capital expenditures are expected to total approximately $180 to $190 million in 2003, based on plans to open a total of 10 or 11 new clubs and 11 or 12 gasoline stations, and to purchase one existing club which is currently leased. Two of the new clubs planned for opening in the fourth quarter are at owned locations. The timing of actual club and gas station openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

The Company did not repurchase any shares of its common stock in this year’s first nine months. As of November 1, 2003, the Company’s remaining repurchase authorization was $90.5 million.

The Company has a $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. As of November 1, 2003, borrowings of $35.0 million were outstanding for short-term working capital uses under the agreement. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at November 1, 2003. The Company is required to pay an annual facility fee which is currently 0.175% of the total commitment. Interest on borrowings is payable at the Company’s option either at (a) the Eurodollar rate plus a margin which is currently 0.575% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. The Company is also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the average daily amount of credit used under the facility during the calendar quarter. The facility fee, Eurodollar margin and usage fee are subject to change based upon the Company’s fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. The Company is required to comply with these covenants on a quarterly basis. Under the credit agreement, the Company may pay dividends or repurchase its own stock in any amount so long as the Company remains in compliance with all other covenants. BJ’s has no credit rating triggers that would accelerate the maturity date of debt if borrowings were outstanding under its credit agreement. The Company was in compliance with the covenants and other requirements set forth in its credit agreement at November 1, 2003.

In addition to the credit agreement, the Company maintains a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $19.6 million was outstanding at

November 1, 2003, and also maintains a $25 million uncommitted credit line for short-term borrowings, of which $16.0 million was outstanding for short-term working capital uses at November 1, 2003.

Increases in inventories from November 2, 2002 to November 1, 2003 were due mainly to the addition of new clubs. As of November 1, 2003, inventories on a per-club basis were 2.6% higher than they were one year earlier. Increases in inventories since February 1, 2003 were due primarily to normal seasonal requirements and the addition of new clubs.

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

A considerable amount of judgment was involved in determining BJ’s net liability related to the closed club leases, particularly in estimating potential sublease income. Based on its knowledge of real estate conditions in the local markets and its experience in those markets, the Company assumed an average period of time it would take to sublease the properties and the amount of potential sublease income for each property. Net payments that the Company makes to settle its lease obligations will reduce operating cash flows in varying amounts over the remaining terms of the leases, which expire at various times up to 2019. Instead of subleasing the properties, the Company may satisfy its obligations through lump sum settlements, which could result in accelerated cash outflows. As of November 1, 2003, the Company has reserved a total of $15.7 million for its liabilities associated with the closed club leases, $11.9 million of which is included in other noncurrent liabilities, with the remainder included in accrued expenses and other current liabilities on the balance sheet. The Company believes that payments it will make in connection with these leases will not have a material effect on its future financial condition or cash flows and that the liabilities recorded in the balance sheet adequately provide for its obligations. However, there can be no assurance that the Company’s actual liability under the leases will not vary materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease or assign the properties. The Company considers its maximum reasonably possible undiscounted pretax exposure with respect to the leases for the three closed clubs to be approximately $48 million at November 1, 2003.

During the first nine months of 2003, the Company made payments totaling $28.4 million in connection with its indemnification obligations for House2Home leases. The payments included lump sum settlements for eleven leases. Based on the Company’s continuing evaluation of its remaining obligations and the progress it has made in settling House2Home leases, the Company reduced its estimated obligations by recording a $2.9 million pretax gain in the first nine months of 2003, including a gain of $1.0 million in the third quarter. As of November 1, 2003, the Company has settled 38 of the 41 House2Home leases for which it was contingently liable, including the assignment of four leases by House2Home (for which BJ’s remains contingently liable) to third parties.

The vast majority of House2Home settlements to date have been made through lump sum payments and the Company believes that the three remaining leases are also likely to be settled in the same manner. The Company assessed its liability as of November 1, 2003 based on its estimate of likely lump sum settlements for each remaining property, taking into consideration negotiations in progress. Although the terms of the remaining House2Home leases expire at various times up to 2010, the Company believes that it can settle its obligations on a more accelerated schedule. As of November 1, 2003, the present value of the Company’s obligations for the remaining House2Home leases totaled $10.4 million, including $8.0 million classified as current liabilities. The Company may still satisfy its obligations by subleasing properties, which could change the timing of cash outflows. The Company believes that remaining payments will not have a material impact on its future financial condition or cash flows and that the liabilities recorded in the financial statements adequately provide for its indemnification obligations. However, there can be no assurance that BJ’s actual liability arising from the House2Home leases will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the Company’s ability to successfully settle its House2Home obligations. The Company considers its maximum reasonably possible undiscounted pretax exposure for its House2Home lease obligations to be approximately $16 million at November 1, 2003.

The Company has filed proofs of claim against House2Home, Inc. for claims arising under certain agreements between BJ’s and House2Home in connection with the Company’s spin-off from Waban Inc. in July 1997. These claims arise primarily from BJ’s indemnification of The TJX Companies, Inc. (“TJX”) with respect to TJX’s guarantee of House2Home leases and from the Tax Sharing Agreement dated July 28, 1997 between BJ’s and House2Home. House2Home and BJ’s have settled BJ’s claims against House2Home. The settlement provides that BJ’s will have an unsecured claim of approximately $37 million, on account of claims under the Tax Sharing Agreement and 34 of the lease settlements which have been finalized as of November 1, 2003. The settlement agreement was approved by the United States Bankruptcy Court for the Central District of California on November 10, 2003. Under the settlement, BJ’s will be allowed additional claims for House2Home leases settled after November 1, 2003. (House2Home has stated in its Disclosure Statement filed with the Bankruptcy Court that it expects to pay between 18.5% and 39.1% of its unsecured claims). As part of the settlement, BJ’s has been released of all claims that House2Home and its bankruptcy estate may have had against BJ’s, including $1.4 million owed by BJ’s to House2Home under the Tax Sharing Agreement. In addition, the Company and the Indenture Trustee for House2Home’s Convertible Subordinated Notes have settled BJ’s claim regarding the priority of amounts owed to BJ’s. Under the settlement, BJ’s is entitled to a payment of up to $2.5 million. The Company expects to recognize a $1.4 million reduction in its fourth quarter tax provision as a result of the settlement with House2Home. The Company is unable to determine the amount, if any, of future recoveries under the claims and, therefore, has not recognized such claims in its financial statements.

Cash and cash equivalents totaled $33.2 million as of November 1, 2003 and borrowings of $51.0 million were outstanding on that date. The Company believes that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through the term of its credit agreement, which expires June 13, 2005. However, the Company may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club and gas station openings, expected incremental income from membership fees in the Atlanta market, BJ’s Rewards membership program, lease obligations under the Company’s indemnification agreement with TJX, lease obligations in connection with three closed clubs and other information with respect to the Company’s plans and strategies, including planned investments in merchandising, marketing, technology and club appearance. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company’s actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, economic and weather conditions and state and local regulation in the Company’s markets; competitive conditions; the Company’s success in settling lease obligations under the Company’s indemnification agreement with TJX and in connection with the closing of three of its own clubs; and events which might cause the Company’s 1997 spin-off from Waban Inc. not to qualify for tax-free treatment. Each of these and other factors are discussed in more detail in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

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

The Company believes that its potential exposure to market risk as of November 1, 2003 is not material because of the short contractual maturities of its cash and cash equivalents and bank debt on that date. The Company has not used derivative financial instruments.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 1, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of November 1, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 1, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceeding

A discussion of the House2Home bankruptcy proceeding appears in Part I of this Form 10-Q and is incorporated herein by reference.

Item 5 — Other Information

On November 17, 2003, the Company changed its registrar and transfer agent from EquiServe Trust Company N.A. (“EquiServe”) to The Bank of New York. In connection with this administrative change, the Company also changed its Rights Agent from First Chicago Trust Company of New York, an affiliate of EquiServe, to The Bank of New York. As of November 17, 2003, the Company entered into an Amended and Restated Rights Agreement with The Bank of New York solely to make administrative changes in connection with the Company’s appointment of The Bank of New York to succeed First Chicago Trust Company of New York as Rights Agent. The Amended and Restated Rights Agreement is filed as Exhibit 4.1 to this Form 10-Q.

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibits

4.1	Amended and Restated Rights Agreement dated as of November 17, 2003 between the Company and The Bank of New York.

31.1	Chief Executive Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On November 10, 2003, the Company furnished a Current Report on Form 8-K, dated November 6, 2003, to report under Item 12 information with respect to sales results for the fiscal month, quarter and nine months ended November 1, 2003.

On November 18, 2003, the Company furnished a Current Report on Form 8-K, dated November 18, 2003, to report under Item 12 information with respect to financial results for the fiscal quarter and nine months ended November 1, 2003.

21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC. (Registrant)

Date: December 16, 2003	/S/ MICHAEL T. WEDGE

Michael T. Wedge
President and Chief Executive Officer (Principal Executive Officer)

Date: December 16, 2003	/S/ FRANK D. FORWARD

Frank D. Forward
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)