Form 10-K
period 2004-01-31
BJS WHOLESALE CLUB INC
filed 2004-04-14
CIK 1037461

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant on August 1, 2003 was approximately $1,335,716,000 based on the closing price of $19.31 on the New York Stock Exchange as of such date.

There were 69,873,328 shares of the Registrant’s Common Stock, $.01 par value, outstanding as of March 31, 2004.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders (Part III).

PART I

Item 1.    Business

General

BJ’s Wholesale Club introduced the warehouse club concept to New England in 1984 and has since expanded to become a leading warehouse club operator in the eastern United States. As of January 31, 2004, BJ’s operated 150 warehouse clubs in 16 states. The table below shows the number of BJ’s locations by state.

State	Number of Locations
New York	31
Florida	19
Massachusetts	16
New Jersey	16
Pennsylvania	11
Maryland	9
Connecticut	8
Georgia	7
North Carolina	7
Virginia	7
New Hampshire	6
Ohio	6
Rhode Island	3
Maine	2
Delaware	1
South Carolina	1

TOTAL	150

On July 28, 1997, BJ’s Wholesale Club, Inc., a Delaware corporation (“BJ’s” or the “Company” or “we”), became an independent, publicly owned entity when Waban Inc. (“Waban”), BJ’s parent company at the time, distributed to its stockholders on a pro rata basis all of the Company’s outstanding common stock. Before that date, BJ’s business had operated as a division of Waban.

The fiscal year ended January 31, 2004 is referred to as “2003” or “fiscal 2003” below. Other fiscal years are referred to in a similar manner.

Industry Overview

Warehouse clubs offer a narrow assortment of brand name food and general merchandise items within a wide range of product categories. In order to achieve high sales volumes and rapid inventory turnover, merchandise selections are generally limited to items that are brand name leaders in their categories. Since warehouse clubs sell a diversified selection of product categories, they attract customers from a wide range of other wholesale and retail distribution channels, such as supermarkets, supercenters, department stores, drug stores, discount stores, office supply stores, consumer electronics stores and automotive stores. BJ’s believes that it is difficult for these higher cost channels of distribution to match the low prices offered by warehouse clubs.

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

Business Model

We have developed an operating model that we believe differentiates us from our warehouse club competition. First, we place added focus on the retail customer, our Inner Circle® member, through merchandising strategies that emphasize a customer-friendly shopping experience. Second, by clustering our clubs, we achieve the benefit of name recognition and maximize the efficiencies of our management support, distribution and marketing activities. Finally, we seek to establish and maintain the first or second industry leading position in each market where we operate. We create an exciting shopping experience for our members with a constantly changing mix of food and general merchandise items and carry a broader product assortment than our warehouse club competitors. By supplementing the warehouse format with aisle markers, express checkout lanes, self-checkout lanes and low-cost video-based sales aids, we make shopping more efficient for our members. We are also the only major warehouse club operator to accept manufacturers’ coupons, which provide added value for our members, and we accept more credit card payment options than our warehouse club competitors.

Expansion

Since the beginning of 1998, BJ’s has grown from 84 clubs to 150 clubs in operation at January 31, 2004. Approximately 46% of our clubs have been in operation for fewer than six years, and most of these are considered to be in the early stages of maturation. We plan to open 10 to 12 new clubs in 2004, all of which are expected to be in existing markets.

Year	Clubs in Operation at Beginning of Year	Clubs Opened During the Year	Clubs Closed During the Year	Clubs in Operation at End of Year
1998	84	12	—	96
1999	96	11	—	107
2000	107	11	—	118
2001	118	12	—	130
2002	130	13	3	140
2003	140	10	—	150

In addition to the club openings shown above, we relocated one club in each of 2000 and 2001.

Store Profile

As of January 31, 2004, we operated 132 traditional size “big box” warehouse clubs that averaged approximately 112,000 square feet and 18 smaller format warehouse clubs that averaged approximately 71,000 square feet. The smaller format clubs are designed to serve markets whose population is not sufficient to support a full-sized warehouse club. Including space for parking, a typical full-sized BJ’s club requires nine to eleven acres of land. The smaller version typically requires approximately eight acres. Our clubs are located in both free-standing locations and shopping centers.

Construction and site development costs for a full-sized owned BJ’s club generally range from $5 million to $7 million. Land acquisition costs for a club generally range from $3 million to $5 million but can be significantly higher in some locations. We also invest approximately $3 million for fixtures and equipment and approximately $2 million for inventory (net of accounts payable) and incur approximately $.8 to $.9 million for preopening costs in a new full-sized club.

Merchandising

We service our existing members and attract new members by providing a broad range of high quality, brand name merchandise at prices that are consistently lower than the prices of traditional retailers, including discount retailers, supermarkets, supercenters and specialty retail operations. We limit the items offered in each product line to fast selling styles, sizes and colors, carrying an average of approximately 6,500 active stockkeeping units (SKU’s). By contrast, supermarkets normally stock from 30,000 to 52,000 SKU’s, and supercenters typically stock up to 125,000 SKU’s. We work closely with manufacturers to develop packaging and sizes which are best suited to selling through the warehouse club format in order to minimize handling costs and to provide increased value to members.

Food accounted for approximately 57% of BJ’s total food and general merchandise sales in 2003. The remaining 43% consisted of a wide variety of general merchandise items. Food categories at BJ’s include frozen foods, fresh meat and dairy products, beverages, dry grocery items, fresh produce and flowers, canned goods and household paper products. In response to growing demand from our members, we continue to increase the number of clubs that have rotisserie chicken and slicing delicatessen departments and have introduced a line of premium prepared foods under the “Wellsley Farms™” label. General merchandise includes office supplies and equipment, consumer electronics, prerecorded media, small appliances, auto accessories, tires, jewelry, health and beauty aids, household needs, computer software, books, greeting cards, apparel, tools, toys and seasonal items. We believe that more than 70% of our products are items that can also be found in supermarkets.

To ensure that our merchandise selection is closely attuned to the tastes of our members, we employ regional buyers who are responsible for tailoring the product selection in individual warehouse clubs to the regional and ethnic tastes of the local market. We are increasingly using checkout data to understand and respond to member preferences.

We continued to expand our private brands program during 2003. BJ’s consumer-focused private brand products are premium quality only and generally are priced 20% lower than the top branded competing product. At the end of 2003, our private brand products had achieved a sales penetration of approximately 6.5% of food and general merchandise sales on an annualized basis. We expect our private brand products to represent an increasing percentage of sales over time.

As of January 31, 2004, we had pharmacies in operation at 14 of our clubs. We plan to open pharmacies in approximately ten additional clubs in 2004.

We also offer a number of specialty services that are designed to enable members to complete more of their shopping at BJ’s and to encourage more frequent trips to the clubs. Most of these services are provided by outside operators in space leased from BJ’s. Specialty services include full-service optical stores; food courts, some of which offer brand name fast food service; communications centers for Internet access, cellular phones and wireless needs; on-site photo service; BJ’s Vacations®; a selection of garden sheds; patios and sunrooms; a propane tank filling service; and muffler and brake services operated in conjunction with Monro Muffler Brake, Inc. and Tuffy Associates Corp.

As of January 31, 2004, we had 78 gas stations in operation at our clubs. The gas stations are generally self-service, relying on “pay at the pump” technology that accepts MasterCard®, VISA®, Discover®, American Express® and debit card transactions. Cash is also accepted at some locations. Both regular and premium gasoline are available. We have generally maintained our gas prices at well below the average prices in each market. Results to date have shown increased sales and membership at clubs with gas stations. We plan to continue expanding this service in 2004.

Our “BJ’s Premier Benefits™” program is designed to enhance the value of BJ’s membership, particularly to business members. Included in the program are discounted payroll processing; payment processing of all major credit cards; participation in an established preferred medical provider network that provides comprehensive health care services at discounted rates; local and long-distance phone access; rebates on the buying and selling of residential real estate; discounted home heating oil; an automobile buying service; and printing of business forms and checks.

Membership

Paid membership is an essential part of the warehouse club concept. In addition to providing a source of revenue which permits us to offer low prices, membership reinforces customer loyalty. We have two types of members: Inner Circle members and business members. Most of our Inner Circle members are likely to be home owners whose incomes are above the average for the Company’s trading areas. We believe that a significant percentage of our business members also shops BJ’s for their personal needs. We had approximately 7.9 million members (including supplemental cardholders) at January 31, 2004.

We generally charge $40 per year for a primary Inner Circle membership that includes one free supplemental membership. Members in the same household may purchase additional supplemental memberships for $20 each. A business membership also costs $40 per year and includes one free supplemental membership. Additional supplemental business memberships cost $20 each.

We launched our “BJ’s Rewards MembershipSM” program in 2003. Geared to high frequency, high volume members, the program offers a 2% rebate, capped at $500 per year, on generally all in-club purchases for an annual fee of $75.

Advertising and Public Relations

We increase customer awareness of our clubs primarily through direct mail, public relations efforts, new club marketing programs, and, during the holiday season, television and radio advertising (some of which is vendor funded) and BJ’s Journal, a publication sent to our members several times a year. We also employ dedicated marketing personnel who solicit potential business members and who contact other selected organizations to increase the number of members. From time to time, we run free trial membership promotions to attract new members, with the objective of converting them to paid membership status, and also use one-day passes to introduce non-members to our clubs. These programs result in very low marketing expenses compared with typical retailers.

Club Operations

Our ability to achieve profitable operations depends upon high sales volumes and the efficient operation of our warehouse clubs. We buy most of our merchandise from manufacturers for shipment either to a BJ’s cross-dock facility or directly to our clubs. This eliminates many of the costs associated with traditional multiple-step distribution channels, including distributors’ commissions and the costs of storing merchandise in central distribution facilities.

We route the majority of our purchases through cross-dock facilities which break down truckload quantity shipments from manufacturers and reallocate these goods for shipment to individual clubs, generally on a same-day basis. Our efficient distribution systems result in reduced freight expenses and lower receiving costs.

We work closely with manufacturers to minimize the amount of handling required once merchandise is received at a club. Most merchandise is pre-marked by the manufacturer so that it does not require ticketing at the club. Merchandise for sale is generally displayed on pallets containing large quantities of each item, thereby reducing labor required for handling, stocking and restocking. Back-up merchandise is generally stored in steel racks above the sales floor.

We have been able to limit inventory shrinkage to levels well below those typical of other retailers by strictly controlling the exits of our clubs, by generally limiting customers to members and by using state-of-the-art electronic article surveillance technology. Our inventory shrinkage was less than .20% of net sales in each of the last five fiscal years. Problems associated with payments by check have been insignificant, as members who issue dishonored checks are restricted to cash-only terms. Our policy is to accept returns of most merchandise within 30 days after purchase.

As of February 2004, all of our clubs accept the American Express card. BJ’s is the only warehouse club operator to accept MasterCard, VISA, Discover and American Express chainwide. Our members may also pay for their purchases by cash, check and debit cards.

BJ’s has a co-branded MasterCard which is underwritten by a major financial institution on a non-recourse basis. Purchases made at BJ’s with the co-branded MasterCard earn a 1.5% rebate. All other purchases with the BJ’s MasterCard earn rebates ranging from 0.5% to 1.0%. Rebates up to $500 per year per membership account are issued by the financial institution in the form of BJ’s Bucks® certificates redeemable for merchandise at any BJ’s club.

Information Systems

Over the course of our development, we have made a significant investment in information systems. We were the first warehouse club operator to introduce scanning devices which work in conjunction with our electronic point of sale (EPOS) terminals. In recent years, we have implemented “360 degree” scanning, upgraded the cash register printers at the checkout stations in our clubs to enhance the efficiency of the checkout process and implemented an on-line refund system at the clubs to more effectively process sales returns. We are the only operator in the warehouse club industry to offer self-checkout. As of January 31, 2004, we have expanded this technology to approximately two-thirds of our 150 clubs.

Sales data is generally analyzed daily for replenishment purposes. Detailed purchasing data permits the buying staff and store managers to track changes in members’ buying behavior. Detailed shrinkage information by SKU by club allows management to quickly identify inventory shrinkage problems and formulate effective action plans.

Member Insight

One of our most important accomplishments in 2003 was the development of an infrastructure to better utilize our member data base. The implementation of a program we call “Member Insight” is designed to gain a clearer understanding of our members’ shopping behaviors, wants and needs. We have already begun to use our initial findings to improve our merchandise selection, club layout and marketing initiatives. In 2004, we plan to take further advantage of Member Insight capabilities to more efficiently serve the needs of our most valuable members.

Competition

We compete with a wide range of national, regional and local retailers and wholesalers selling food or general merchandise in our markets, including supermarkets, supercenters, general merchandise chains, specialty chains and other warehouse clubs, some of which have significantly greater financial and marketing resources than BJ’s. Major competitors that operate warehouse clubs include Costco Wholesale Corporation and Sam’s Clubs (a division of Wal-Mart Stores, Inc.), each of which operates on a nationwide basis.

A large number of competitive membership warehouse clubs exists in our markets. Approximately 86% of our 132 full-sized warehouse clubs have at least one competitive membership warehouse club in their trading areas at a distance of about ten miles or less. One of the smaller format clubs has direct competition from other warehouse clubs within ten miles.

We believe price is the major competitive factor in the markets in which we compete. Other competitive factors include store location, merchandise selection, member services and name recognition. We believe our efficient, low-cost form of distribution gives us a significant competitive advantage over more traditional channels of wholesale and retail distribution.

Seasonality

Our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and net income have typically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Employees

As of January 31, 2004, we had approximately 18,500 full-time and part-time employees (“team members”). None of our team members is represented by a union. We consider our relations with our team members to be excellent.

Available Information

BJ’s makes available free of charge on its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). Internet users can access this information on BJ’s website at http://www.bjs.com.

Item 2.    Properties

We operated 150 warehouse club locations as of January 31, 2004, of which 92 are leased under long-term leases and 48 are owned. We own the buildings at the remaining 10 locations, which are subject to long-term ground leases. A listing of the number of BJ’s locations in each state is shown on page 1.

The unexpired terms of our leases range from approximately 1 to 37 years, and average approximately 12 years. We have options to renew all but one of our leases for periods that range from approximately 10 to 50 years and average approximately 21 years. These leases require fixed monthly rental payments which are subject to various adjustments. Certain leases require payment of a percentage of the warehouse club’s gross sales in excess of certain amounts. Generally, all leases require that we pay all property taxes, insurance, utilities and other operating costs.

Our home offices in Natick, Massachusetts, occupy 166,000 square feet under leases expiring January 31, 2006, with options to extend these leases through January 31, 2011. We also lease two cross-dock facilities, which occupy a total of 776,000 square feet under leases which expire in 2010 and 2021, with options to extend these leases through 2025 and 2041, respectively. We opened a new owned 480,000 square foot cross-dock facility in Jacksonville, Florida, in April 2003.

See Note E of Notes to Consolidated Financial Statements included elsewhere in this report for additional information with respect to our leases.

Item 3.    Legal Proceedings

BJ’s is involved in various legal proceedings that are typical of a retail business. Although it is not possible to predict the outcome of these proceedings or any related claims, we believe that such proceedings or claims will not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of BJ’s security holders during the fourth quarter of the fiscal year ended January 31, 2004.

Item 4A.    Executive Officers of the Registrant

Name	Age	Office and Employment During Last Five Years
Herbert J. Zarkin	65	Chairman of the Board of the Company since July 1997; President, Chief Executive Officer and Director of Waban (1993-1997); Executive Vice President of Waban (1989-1993); President of the BJ’s Division of Waban (the “BJ’s Division”) (1990-1993). Mr. Zarkin was also Chairman of Waban (now known as House2Home) from July 1997 to June 2002 and was President and Chief Executive Officer of House2Home from March 2000 to September 2001. House2Home filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code on November 7, 2001. (See Notes B and C of Notes to the Consolidated Financial Statements included elsewhere in this report for additional information.)

Michael T. Wedge	50	President, Chief Executive Officer and Director of the Company since September 2002; Executive Vice President, Club Operations of the Company (July 1997-September 2002)

Frank D. Forward	49	Executive Vice President and Chief Financial Officer of the Company since July 1997

Edward F. Giles, Jr.	44	Executive Vice President, Club Operations of the Company since September 2002; Senior Vice President, Field Operations of the Company (June 2001-September 2002); Senior Vice President, Sales Operations of the Company (June 1999-June 2001); Zone Vice President, Club Operations of the Company (July 1997-June 1999)

Kellye L. Walker	37	Senior Vice President, General Counsel and Secretary of the Company since February 2003; Hill & Barlow, PC (Boston, Massachusetts) (Of Counsel/Member, July 2000-February 2003); Chaffe, McCall, Phillips, Toler & Sarpy, LLP (New Orleans, Louisiana) Partner, September 1998-June 2000; associate, November 1995-September 1998)

All officers serve at the discretion of the Board of Directors and hold office until the next annual meeting of the Board of Directors and until their successors are elected and qualified.

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Stockholder Matters

BJ’s common stock is listed on the New York Stock Exchange (symbol “BJ”). The quarterly high and low stock prices for the fiscal years ended January 31, 2004 and February 1, 2003 were:

	Fiscal Year Ended January 31, 2004		Fiscal Year Ended February 1, 2003
Quarter	High	Low	High	Low
First	$15.85	$9.20	$47.90	$40.40
Second	20.52	14.02	46.20	30.24
Third	26.40	17.14	33.83	14.42
Fourth	27.45	20.37	22.45	15.13

The approximate number of stockholders of record at March 31, 2004 was 2,150. BJ’s has never declared or paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. For restrictions on the payment of dividends, see Note D of Notes to the Consolidated Financial Statements included elsewhere in this report.

Item 6.    Selected Financial Data

	Fiscal Year Ended
	Jan. 31, 2004	Feb. 1, 2003	Feb. 2, 2002	Feb. 3, 2001	Jan. 29, 2000
				(53 Weeks)
	(Dollars in Thousands except Per Share Data)
Income Statement Data
Net sales	$6,584,808	$5,728,955	$5,105,912	$4,766,612	$4,054,526
Membership fees and other	139,411	130,747	117,394	102,514	89,097

Total revenues	6,724,219	5,859,702	5,223,306	4,869,126	4,143,623

Cost of sales, including buying and occupancy costs	6,048,972	5,212,124	4,615,291	4,300,933	3,652,865
Selling, general and administrative expenses	502,673	416,063	362,611	350,295	302,236
Preopening expenses	8,875	11,735	10,343	8,471	8,896

Operating income	163,699	219,780	235,061	209,427	179,626
Interest income (expense), net	(74)	293	4,137	6,180	4,030
Gain (loss) on contingent lease obligations (1)	4,488	15,607	(106,359)	—	—

Income from continuing operations before income taxes and cumulative effect of accounting changes	168,113	235,680	132,839	215,607	183,656
Provision for income taxes	63,318	89,871	49,068	83,009	71,075

Income from continuing operations before cumulative effect of accounting changes	104,795	145,809	83,771	132,598	112,581
Loss from discontinued operations, net of income tax benefit (1)	(676)	(14,943)	(1,423)	(1,097)	(1,432)

Income before cumulative effect of accounting changes	104,119	130,866	82,348	131,501	111,149
Cumulative effect of accounting changes (2)	(1,253)	—	—	—	—

Net income	$102,866	$130,866	$82,348	$131,501	$111,149

Income per common share:
Basic earnings per share:
Income from continuing operations before cumulative effect of accounting changes	$1.51	$2.07	$1.16	$1.82	$1.53
Loss from discontinued operations	(0.01)	(0.21)	(0.02)	(0.02)	(0.02)
Cumulative effect of accounting changes	(0.02)	—	—	—	—

Net income	$1.48	$1.86	$1.14	$1.80	$1.51

Diluted earnings per share:
Income from continuing operations before cumulative effect of accounting changes	$1.50	$2.05	$1.13	$1.78	$1.49
Loss from discontinued operations	(0.01)	(0.21)	(0.02)	(0.01)	(0.02)
Cumulative effect of accounting changes	(0.02)	—	—	—	—

Net income	$1.47	$1.84	$1.11	$1.77	$1.47

Pro forma amounts assuming accounting changes are applied retroactively:
Net income	$104,119	$130,296	$81,967	$131,286	$111,074

Basic earnings per share	$1.50	$1.85	$1.13	$1.80	$1.51

Diluted earnings per share	$1.49	$1.83	$1.11	$1.76	$1.47

Balance Sheet Data
Working capital	$147,287	$117,042	$127,818	$179,928	$133,476
Total assets	1,721,109	1,480,957	1,422,511	1,233,969	1,131,096
Long-term debt and obligations under capital leases	3,625	—	1,558	1,828	2,050
Stockholders’ equity	852,221	740,803	686,567	664,915	577,398
Clubs open at end of year	150	140	130	118	107

(1)	See Note C of Notes to Consolidated Financial Statements
(2)	See Note A of Notes to Consolidated Financial Statements

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless noted otherwise, the fiscal year ended January 31, 2004 is referred to as “2003.” Other fiscal years are referred to in a similar manner.

General Overview

BJ’s is a leading warehouse club operator in the eastern United States. As of January 31, 2004, we operated 150 warehouse clubs and 78 gasoline stations in 16 states.

The success of our business is dependent on our ability to achieve high volumes of sales and rapid inventory turnover, to attract and retain members and to control costs. We believe that our pricing and cost structure is a major competitive advantage for us.

Our revenues are derived from the sale of a wide range of food and general merchandise items, the sale of gasoline and from membership fees.

Paid membership is an essential component in our business. It not only provides a source of revenue, but it promotes customer loyalty. Membership fees permit us to offer lower prices to our members, encouraging them to shop us more frequently. Member renewal rates are a key performance indicator for us.

Comparable store sales performance is an important measure throughout the retail industry. Our comparable club sales increase from 2001 to 2002 was 2.0%. Our top priority in 2003 was to improve our comparable club sales performance and, as discussed below, we set into motion a number of initiatives to accomplish this.

Our low merchandise margin rates drive the high sales volumes that are critical in our business. Our merchandise margin rate is a key metric in achieving both our top-line and bottom-line objectives. We believe that the cost structure built into our business model puts us among the most efficient in the retail industry. We closely monitor our costs as a percentage of sales, particularly our payroll costs, which comprise the largest portion of our selling, general and administrative expenses.

We place a great deal of emphasis on control of our inventories. Because of our high sales volumes and inventory turns, we are able to generate cash from a large portion of our inventory before we are required to pay our merchandise vendors. The majority of our inventory purchases are routed through our cross-dock facilities, including two new state-of-the-art facilities which were built in 2001 and 2003. We monitor several inventory-related measures, including inventory turns, accounts payable as a percentage of inventories, average inventories per club and shrinkage as a percentage of sales.

Overview of 2003 Operations

During the second half of 2002, our senior management team performed a strategic analysis of our current position within the warehouse club industry as well as our sales and earnings prospects for the future. We affirmed our commitment to a business model based, in part, on long-term objectives to achieve comparable club merchandise sales growth of 3-5%, annual selling square footage growth of up to 10% and annual growth in earnings per share in the range of 10-15%. To support these objectives, we began making new investments in merchandising, marketing, technology and club appearance that continued throughout 2003.

Most of our initiatives in 2003 were focused on increasing sales and market share. In last year’s Annual Report on Form 10-K, we said that, in order to achieve sales increases, we planned to lower margins on certain merchandise and gasoline, increase marketing expenses and increase club payroll to execute our initiatives in 2003. We said that incentive pay expenses were expected to increase above their minimal level in 2002. We expected that these increases in expenses would result in lower net income than we experienced in 2002, but we believed that it was in BJ’s best interest to drive sales in 2003 by increasing member traffic in our clubs and by making investments that would help differentiate us from our wholesale club competition.

We achieved comparable club sales increases that were at the high end of our target range for 2003. Comparable club sales strengthened in the second half of the year. As we expected a year ago, our 2003 merchandise margins decreased from the previous year and our marketing, club payroll and incentive pay expenses increased. Market conditions allowed us to achieve higher gasoline margins. While our net income in 2003 was lower than that of the previous year, we exceeded our net income goal for the year.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We review our estimates on an ongoing basis and make judgments about the carrying value of assets and liabilities based on a number of factors. These factors include historical experience, guidance provided by outside experts and assumptions made by management that are believed to be reasonable under the circumstances. This section summarizes critical accounting policies and the related judgments involved in their application.

Revenue Recognition

We recognize revenue from the sale of merchandise when the customer takes delivery of and title to the merchandise, typically at the time of purchase in the club. In the limited instances when the customer is not able to take delivery at the club, shipping terms are normally FOB shipping point. In all cases, revenue from the sale of merchandise is not recognized until title and risk of loss pass to the customer. Membership fee revenue is recognized on a straight-line basis over the life of the membership, which is typically twelve months.

Cash Consideration Received from Vendors

We receive various types of cash consideration from vendors, principally in the form of rebates and allowances. We recognize such vendor rebates and allowances as a reduction of cost of sales based on a systematic and rational allocation of the cash consideration offered to the underlying transaction that results in progress by BJ’s toward earning the rebates and allowances, provided the amounts to be earned are probable and reasonably estimable. Otherwise, rebates and allowances are recognized only when predetermined milestones are met. We review the status of all rebates and allowances at least once per quarter and update our estimates, if necessary, at that time. We believe that our review process has allowed us to avoid material adjustments in vendor rebates and allowances.

Inventories

Merchandise inventories are stated at the lower of cost, determined under the average cost method, or market. We recognize the write-down of slow-moving or obsolete inventory in cost of sales when such write-downs are probable and estimable. Records are maintained at the stockkeeping unit (SKU) level. A report that details the number of weeks of selling supply for each SKU allows our merchandising staff to make timely markdown decisions to help maintain rapid inventory turnover, which is essential in our business. The carrying value of any SKU whose selling price is marked down to below cost is immediately reduced to that selling price.

We take physical inventories of merchandise on a cycle basis at every location each year. A second physical inventory is taken at the end of the year at selected locations. We estimate a reserve for inventory shrinkage for the period between physical inventories. This estimate is based on historical results of previous physical inventories, shrinkage trends or other judgments management believes to be reasonable under the circumstances.

Long-Lived Assets

We review the realizability of our long-lived assets annually and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Current and expected operating results and cash flows and other factors are considered in connection with our reviews. Significant judgments are made in projecting future cash flows and are based on a number of factors, including the maturity level of the club, historical experience of clubs with similar characteristics, recent trends and general economic assumptions. Impairment losses are measured as the difference between the carrying amount and the fair value of the impaired assets.

Deferred Taxes

As of January 31, 2004, we had not established a valuation allowance for our deferred tax assets because those assets can be realized by offsetting deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on our historical record and projected earnings. Significant changes in projections of future taxable income could result in our establishment of a valuation allowance, which would reduce the carrying value of deferred tax assets.

Reserves for Closed Store Lease Obligations

During the fiscal year ended February 2, 2002, we established reserves for our liability related to House2Home, Inc. (“House2Home”) leases. Pursuant to an agreement with The TJX Companies, Inc. (“TJX”), we agreed to indemnify TJX for 100% of House2Home’s lease liabilities guaranteed by TJX through January 31, 2003 and for 50% of any such liabilities thereafter. House2Home filed for bankruptcy in November 2001. (See Note C of Notes to Consolidated Financial Statements for additional information.) Our recorded liabilities were based on the present value of rent liabilities under the House2Home leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of these lease obligations. This rate was based on estimated incremental borrowing rates for the Company during the weighted-average period of time over which these obligations were expected to be paid.

We continually evaluate the adequacy of our House2Home reserves based on progress made in settling our obligations and the status of ongoing negotiations and make appropriate adjustments to the reserves as a result of our evaluations. As of January 31, 2004, 39 of the 41 House2Home leases for which we were contingently liable have been settled, including lump sum settlements for 36 leases. Three other House2Home properties (for which we remain contingently liable) have been assigned to third parties.

During the fiscal year ended February 1, 2003, we established reserves for our lease liabilities for three BJ’s clubs which were closed in November 2002. Two of these clubs were in the Columbus, Ohio, market and one was in North Dade, Florida. (See Note C of Notes to Consolidated Financial Statements for additional information.) Our recorded liabilities are based on the present value of rent liabilities under these leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of these lease obligations. This rate was based on the estimated incremental borrowing rate for the Company during the weighted-average period of time over which these obligations are expected to be paid.

A considerable amount of judgment was involved in determining our net liability related to the closed club leases, particularly in estimating potential sublease income. Based on our knowledge of real estate conditions in the local markets and our experience in those markets, we assumed an average period of time it would take to sublease the properties and the amount of potential sublease income for each property. Net payments that we make to settle our lease obligations will reduce operating cash flows in varying amounts over the remaining terms of the leases, which expire at various times up to 2019. Instead of subleasing the properties, we may satisfy our obligations through lump sum settlements, which could result in accelerated cash outflows. As of January 31, 2004, none of the leases for the three BJ’s clubs which were closed in November 2002 has been settled or subleased.

Self-Insurance Reserves

We are primarily self-insured for workers’ compensation and general liability claims. Reported reserves for these claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. Estimates are based on valuations provided by third-party actuaries, historical loss development factors, and other assumptions believed to be reasonable under the circumstances.

Results of Operations

The following table presents income statement data for continuing operations for the last three fiscal years:

	Fiscal Year Ended
	January 31, 2004		February 1, 2003		February 2, 2002
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	(Dollars in Millions except Per Share Amounts)
Net sales	$6,584.8	100.0%	$5,729.0	100.0%	$5,105.9	100.0%
Membership fees and other	139.4	2.1	130.7	2.3	117.4	2.3

Total revenues	6,724.2	102.1	5,859.7	102.3	5,223.3	102.3

Cost of sales, including buying and occupancy costs	6,049.0	91.9	5,212.1	91.0	4,615.3	90.4
Selling, general and administrative expenses	502.6	7.6	416.1	7.3	362.6	7.1
Preopening expenses	8.9	0.1	11.7	0.2	10.3	0.2

Operating income	163.7	2.5	219.8	3.8	235.1	4.6
Interest income (expense), net	(0.1)	0.0	0.3	0.0	4.1	0.1
Income (loss) on contingent lease obligations	4.5	0.1	15.6	0.3	(106.4)	(2.1)

Income from continuing operations before income taxes	168.1	2.6	235.7	4.1	132.8	2.6
Provision for income taxes	63.3	1.0	89.9	1.6	49.0	1.0

Income from continuing operations	$104.8	1.6%	$145.8	2.5%	$83.8	1.6%

Diluted earnings per common share	$1.50		$2.05		$1.13

Number of clubs in operation at year end	150		140		130

Comparison of 2003 to 2002

Net sales increased by 14.9% from 2002 to 2003, due to the opening of new clubs and new gasoline stations and to comparable club sales increases. Increases in comparable club sales represented 50% of the total increase in net sales from 2002 to 2003. New clubs and new gasoline stations accounted for the remainder of the increase.

Comparable club sales increased by 7.8% from 2002 to 2003, including a contribution from gasoline sales of 3.2%. On a comparable club basis food sales increased by 6.5% and general merchandise sales increased by 1.9% in 2003. Comparable club sales strengthened in the second half of the year, aided by merchandising and marketing initiatives that increased traffic in the clubs and the stimuli provided by tax rebates and an improving economy. The negative impact from new competition and self cannibalization also lessened in the second half of the year. Gasoline sales at comparable clubs were driven by higher prices as well as increased volume.

Total revenues included membership fees of $124.2 million in 2003 versus $117.9 million in 2002. This increase was due primarily to new clubs. Membership fees also benefited from members in four Atlanta clubs who renewed their membership for a fee in 2003 after we offered free one-year memberships in these clubs when they opened in 2002. Membership renewal rates in 2003 changed slightly from those of the previous year. Inner Circle members increased at a rate of 83.5% in 2003 versus 82.9% in 2002. Business members renewed at a rate of 86.5% in 2003 compared with 86.8% in 2002.

Cost of sales (including buying and occupancy expenses) was 91.86% of net sales in 2003 versus 90.98% of net sales in 2002. This increase was due primarily to planned lower merchandise margins resulting from our initiatives to increase sales and market share. Almost 90% of the increase in the cost of sales ratio was due to decreased merchandise margins and the increased sales contribution of gasoline, with the remainder due to increased buying and occupancy expenses. While the gross margin rate in gasoline is significantly lower than the overall gross margin rate for the remainder of BJ’s business, market conditions allowed us to realize higher than normal gasoline margins in 2003 while maintaining our price advantage against our competitors.

Selling, general and administrative (“SG&A”) expenses were 7.63% of net sales in 2003 versus 7.26% in 2002. The increase in the SG&A ratio was due mainly to increases in incentive pay expenses, advertising, club payroll and credit expenses. The increase in incentive pay expenses reflected a more normal level of incentive pay in 2003 compared to 2002’s unusually low incentive pay expenses. Increased advertising and club payroll expenses were planned in connection with our initiatives to increase sales and market share.

Total SG&A expenses rose by $86.6 million from 2002 to 2003, due mainly to the factors that increased SG&A expenses as a percentage of sales, as well as the addition of new clubs. Payroll and payroll benefits accounted for 75% of all SG&A expenses in 2003 versus 77% in 2002. Payroll and payroll benefits accounted for 67% of the increase in total SG&A expenses from 2002 to 2003.

Preopening expenses were $8.9 million in 2003 versus $11.7 million in 2002. We opened ten new clubs and our new cross-dock facility in Jacksonville, Florida, in 2003. We opened thirteen new clubs in 2002. A portion of the new cross-dock’s preopening expenses was incurred in 2002.

Interest expense, net was $0.1 million in 2003 compared with net interest income of $0.3 million in 2002. See Note L of Notes to Consolidated Financial Statements for a summary of the components of interest income (expense), net.

Based on significant progress made in settling liabilities for House2Home leases, we recorded pretax gains of $5.5 million in 2003 and $20.0 million in 2002 to reduce our liability for contingent lease obligations. These were partially offset by pretax accretion charges in connection with these obligations of $1.0 million in 2003 and $4.4 million in 2002. See Note C of Notes to Consolidated Financial Statements for additional information.

Our income tax provision was 37.7% of pretax income from continuing operations in 2003. The tax provision in 2003 included a credit of $1.7 million in connection with a settlement between BJ’s and House2Home in the fourth quarter. (See Note E of Notes to Consolidated Financial Statements.) Excluding this credit, our income tax provision in 2003 was 38.7% of pretax income from continuing operations versus 38.1% in 2002. This increase was due to higher effective state income tax rates in 2003.

Income from continuing operations was $104.8 million, or $1.50 per diluted share, in 2003 versus $145.8 million, or $2.05 per diluted share, in 2002. These amounts included post-tax gains from the reduction in our House2Home lease reserves of $3.3 million, or $.05 per diluted share, in 2003 and $12.0 million, or $.17 per diluted share, in 2002.

Loss from discontinued operations, net of tax benefit, was $.7 million, or $.01 per diluted share, in 2003, which consisted primarily of interest accretion charges related to three clubs which closed in November 2002. Loss from discontinued operations, net of tax benefit, in 2002 was $14.9 million, or $.21 per diluted share, which consisted of a post-tax loss of $12.8 million, or $.18 per diluted share, to close the three clubs and post-tax operating losses of $2.1 million for these clubs.

As of the beginning of 2003, we adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). We recorded a post-tax charge of $1.3 million, or $.02 per diluted share, in the first quarter to reflect the cumulative effect of adopting this accounting principle change in 2003.

Net income was $102.9 million, or $1.47 per diluted share, in 2003 versus $130.9 million, or $1.84 per diluted share, in 2002.

Comparison of 2002 to 2001

Net sales increased by 12.2% from 2001 to 2002. This increase was due to the opening of new clubs and new gasoline stations and to comparable club sales increases. Increases in comparable club sales represented 16% of the total increase in net sales from 2001 to 2002. New clubs accounted for the remainder of the increases.

Comparable club sales increased by 2.0% from 2001 to 2002, including a contribution from gasoline sales of 0.9%. Comparable club sales results in 2002 reflected a generally weaker economic climate, price deflation in a number of food and general merchandise categories and increased competition.

Total revenues included membership fees of $117.9 million in 2002 versus $105.6 million in 2001. This increase was due mainly to an increase in BJ’s membership fee from $35 to $40, effective January 1, 2001, and to new members. Because members renew throughout the year and because membership fee income is realized over the life of the membership, the benefit of the fee increase was spread over 2001 and 2002. Business members renewed at a rate of 87% and Inner Circle members renewed at a rate of 83% in both 2002 and 2001.

We entered the Atlanta market with four new clubs in 2002. Because Atlanta was a market where BJ’s had no other clubs, very limited name recognition and two entrenched competitors, we tested a program of free first-year memberships during the preopening and initial opening periods of the new Atlanta clubs in 2002. We believe that the initial free membership offer attracted more members and generated more sales in these clubs in 2002 than would have been the case if new members had to pay a membership fee.

Cost of sales (including buying and occupancy costs) was 90.98% of net sales in 2002 versus 90.39% in 2001. The increase in the cost of sales percentage from 2001 to 2002 was due to decreased merchandise gross margins and the increased sales contribution of gasoline, which together combined for approximately 63% of the increase in the cost of sales ratio, and higher occupancy expenses, which accounted for most of the remainder of the increase. Gross margins on merchandise sales were lower in 2002 because of an unfavorable sales mix toward lower margin consumables and because of certain pricing initiatives begun in the fourth quarter to drive additional sales. The gross margin rate on gasoline sales is significantly lower than the overall gross margin rate for the rest of BJ’s business. Occupancy expenses increased as a percentage of sales due to lower than planned comparable club sales increases and the opening of 25 new clubs (which generally start out with lower sales volumes than mature clubs) in the eighteen months preceding the end of 2002.

SG&A expenses were 7.26% of net sales in 2002 versus 7.10% in 2001. The increase in the SG&A ratio in 2002 was due principally to increases in payroll, debit and credit card expenses and medical insurance, partially offset by lower incentive pay expenses and the increased contribution of gasoline sales, which have low related SG&A costs. We also incurred $1.8 million of asset impairment charges in SG&A in 2002. The SG&A ratio in general was unfavorably impacted by the effect of lower than planned comparable club sales increases on certain fixed expenses.

Total SG&A expenses rose by $53.5 million from 2001 to 2002. This increase was due mainly to an increase in the number of clubs in operation in both periods. Payroll and payroll benefits accounted for 77% of all SG&A expenses in 2002, and 80% in 2001. Payroll and payroll benefits accounted for 66% of the increase in total SG&A expenses from 2001 to 2002. The amount of the increase from 2001 to 2002 contributed by payroll and related benefits was lower than usual, primarily because of lower incentive pay expenses in 2002.

Preopening expenses were $11.7 million in 2002 versus $10.3 million in 2001. We opened thirteen new clubs in 2002 and twelve new clubs in 2001. One club was relocated in 2001. A portion of 2002’s preopening expenses was incurred for a new cross-dock facility which opened in Jacksonville, Florida, in April 2003.

Interest income, net was $0.3 million in 2002 versus $4.1 million in 2001. The decrease was due primarily to lower invested cash balances, net of borrowings, resulting mainly from slower inventory turns, treasury stock purchases of approximately $83 million and House2Home lease obligation payments of approximately $50 million in the last twelve months. See Note L of Notes to Consolidated Financial Statements for a summary of the components of interest income and expense.

We recorded a pretax charge of $105.0 million in the third quarter of 2001 for our estimated loss associated with House2Home leases. This loss was based on the present value of rent liabilities under these leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of these lease obligations. We also recorded accretion charges of $1.4 million in connection with these obligations in 2001.

Based on our continuing evaluation of our remaining obligations and the significant progress made in settling liabilities for House2Home leases, we recorded a $20 million pretax gain in 2002 to reduce our estimated liability for contingent lease obligations. This was partially offset by pretax accretion charges of $4.4 million recorded in 2002 in connection with these obligations. See Note C of Notes to Consolidated Financial Statements for additional information.

Our income tax provision was 38.1% of pretax income from continuing operations in 2002 and 36.9% in 2001. The lower rate in 2001 was due primarily to the effect of the tax benefit from the loss on contingent lease obligations, which was recorded at an incremental tax rate of 40%. Excluding the loss on contingent lease obligations, our income tax provision was 38.0% of pretax income from continuing operations in 2002 and 38.3% in 2001. This decrease in the overall effective rate was due mainly to lower effective state income tax rates in 2002.

Income from continuing operations was $145.8 million, or $2.05 per diluted share, in 2002 versus $83.8 million, or $1.13 per diluted share, in 2001. These amounts included a post-tax gain from the reduction in our House2Home lease reserves of $12.0 million, or $.17 per diluted share, in 2002 and a post-tax loss of $63.0 million, or $.85 per diluted share, in 2001 to establish our liabilities for House2Home lease obligations.

Loss from discontinued operations, net of tax benefit, was $14.9 million, or $.21 per diluted share, in 2002 and $1.4 million, or $.02 per diluted share, in 2001. The loss in 2002 included a post-tax loss of $12.8 million, or $.18 per diluted share, to close three clubs in November 2002 and post-tax operating losses of $2.1 million for the operating losses of those three clubs. Loss from discontinued operations in 2001 consisted entirely of the operating losses of the three closed clubs.

Net income was $130.9 million, or $1.84 per diluted share, in 2002, versus $82.3 million, or $1.11 per diluted share, in 2001.

Seasonality

BJ’s business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued the following standards which became effective in the fourth quarter of 2003 or will become effective in 2004:

•	FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised in December 2003, addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics:

1)	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.

2)	The equity investors lack one or more of certain essential characteristics of a controlling financial interest as stated in this Interpretation.

3)	The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company believes that the adoption of this Interpretation will result in no material change from its existing reporting.

•	Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of this revised statement have been applied in this report on Form 10-K and will be applied in interim periods beginning with the first quarter of 2004.

Emerging Issues Task Force Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”), provides guidance for the reporting of vendor consideration received by a reseller as it relates to manufacturers’ incentives (such as rebates or coupons) tendered by consumers. Vendor consideration may be included in revenues only if defined criteria are met. Otherwise, such consideration would be recorded as a decrease in cost of sales. The provisions of EITF 03-10 become effective in the first quarter of 2004. As permitted by the transition provisions of EITF 03-10, we will reclassify the prior year’s sales and cost of sales for comparative purposes in 2004. Implementation of EITF 03-10 will have no effect on gross margin dollars, net income or cash flows, but certain vendor coupons or rebates which had been recorded in sales in the past will be recognized as a reduction of cost of sales beginning in 2004. We estimate the impact on comparable club sales of implementing EITF 03-10 to be a decrease of .2% to .3% for the full year in 2004.

Liquidity and Capital Resources

Net cash provided by operating activities was $199.9 million in 2003 compared with $151.3 million in 2002 and $194.8 million in 2001. The increase in net cash provided by operating activities in 2003 versus 2002 was due mainly to an increase in cash provided by accounts payable of $40.4 million. The decrease in net cash provided by operating activities in 2002 versus 2001 was due principally to payments made to settle House2Home liabilities and a decrease in cash provided by the tax benefit from the exercise of stock options. Cash provided by net income before depreciation and amortization, the net post-tax loss on contingent lease obligations, store closing costs and asset impairment losses and the cumulative effect of accounting principle changes was $190.6 million in 2003 versus $208.6 million in 2002 and $207.8 million in 2001.

Cash expended for property additions was $176.9 million in 2003 versus $134.8 million in 2002. In 2003, we opened ten new clubs and purchased one existing club, which was previously leased. Four of the new clubs opened in 2003 were at owned locations. We also opened a new 480,000 square foot owned cross-dock facility in Jacksonville, Florida, in April 2003 and refurbished 30 existing clubs during the year. In 2002, we opened thirteen new clubs and purchased one existing club, which was previously leased. Two of the 2002 openings were at owned locations. We also opened 10 new gas stations in 2003 and 14 new gas stations in 2002. One gas station was closed in 2002.

We expect that capital expenditures will total approximately $160 to $175 million in 2004, based on plans to open 10 to 12 new clubs and approximately 12 gas stations. We expect to refurbish approximately 15 to 20 existing clubs. The timing of actual club openings and the amount of related expenditures could vary from the estimates above due, among other things, to the complexity of the real estate development process.

We did not repurchase any BJ’s stock in 2003. In 2002, we repurchased 2,648,700 shares of common stock for $83.5 million, or an average price of $31.51 per share. From the inception of its share repurchase activities in August 1998, BJ’s has repurchased a total of $309.5 million of common stock at an average cost of $31.69 per share. As of January 31, 2004, our remaining repurchase authorization, which has no expiration date, was $90.5 million.

In January 2004, we assumed a real estate mortgage with a principal balance of $4,025,000 in connection with the purchase of a club that was previously leased. This debt carries an interest rate of 7%, is payable in monthly installments maturing through November 1, 2011 and has a prepayment penalty.

We have a $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at January 31, 2004. We are required to pay an annual facility fee which is currently 0.175% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.575% or (b) a rate equal to the higher of the sum of the Federal Funds Effective Rate plus 0.50% or the agent bank’s prime rate. We are also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the average daily amount of credit used under the facility during the calendar quarter. The facility fee, Eurodollar margin and usage fee are subject to change based upon our fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all other covenants. We have no credit rating triggers that would accelerate the maturity date of debt if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at January 31, 2004 and for all fiscal periods throughout the year.

In addition to the credit agreement, we maintain a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $32.9 million was outstanding at January 31, 2004, and we also maintain a $25 million uncommitted credit line for short-term borrowings.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at January 31, 2004 and February 1, 2003.

Increases in inventories and accounts payable from February 1, 2003 to January 31, 2004 were due mainly to the addition of new clubs and an increase of 4.8% in the average inventory per club in the same time period. The level of average inventory per club at January 31, 2004 reflects stronger sales trends, some opportunistic year-end buys and earlier receipt of spring merchandise, particularly in apparel, as compared to a year earlier.

During the third quarter of 2002, we established reserves for our liability related to leases for three BJ’s clubs which closed on November 9, 2002. (See Note C of Notes to Consolidated Financial Statements for additional information.) Our recorded liabilities are based on the present value of rent liabilities under the three leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of these lease obligations. This rate was based on estimated borrowing rates for the Company that took into consideration the weighted-average period of time over which these obligations are expected to be paid.

Pursuant to an agreement with TJX and in connection with House2Home’s filing for bankruptcy on November 7, 2001, we recorded a pretax charge of $105.0 million for our estimated loss associated with House2Home leases in 2001. Based on our continuing evaluation of our remaining obligations and the significant progress made in settling liabilities for House2Home leases, we recorded pretax gains of $20.0 million in 2002 and $5.5 million in 2003 to reduce our estimated liability related to House2Home contingent lease obligations.

As of January 31, 2004, we have settled 39 of the 41 House2Home leases for which we were originally contingently liable, including lump sum settlements for 36 leases. Three other House2Home properties (for which we remain contingently liable) have been assigned to third parties. None of the leases for the three BJ’s clubs closed in November 2002 has been settled or subleased. We have reserved a total of $21,911,000 associated with our obligations for the remaining leases for two House2Home stores and three BJ’s closed clubs as of January 31, 2004.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $54 million at January 31, 2004.

BJ’s has filed proofs of claim against House2Home, Inc. for claims arising under certain agreements between BJ’s and House2Home in connection with the Company’s spin-off from Waban Inc. in July 1997. These claims arise primarily from BJ’s indemnification of The TJX Companies, Inc. (“TJX”) with respect to TJX’s guarantee of House2Home leases and from the Tax Sharing Agreement dated July 28, 1997 between BJ’s and House2Home. House2Home and BJ’s have settled BJ’s claims against House2Home. The settlement provides that BJ’s will have an unsecured claim of approximately $37.9 million, on account of claims under the Tax Sharing Agreement and indemnification payments which have been made to TJX. The settlement agreement was approved by the United States Bankruptcy Court for the Central District of California on November 10, 2003. (House2Home has stated in its Disclosure Statement filed with the Bankruptcy Court that it expects to pay between 18.5% and 39.1% of its unsecured claims.) As part of the settlement, BJ’s has been released of all claims that House2Home and its bankruptcy estate may have had against BJ’s, including $1.7 million owed by BJ’s to House2Home under the Tax Sharing Agreement. We recognized this amount as a reduction in our tax provision in the fourth quarter of 2003. In addition, the Company and the Indenture Trustee for House2Home’s Convertible Subordinated Notes have settled BJ’s claim regarding the priority of amounts owed to BJ’s. Under the settlement, BJ’s is entitled to a payment of up to $2.5 million. We are unable to determine the amount and timing of any future recoveries under the claims and, therefore, have not recognized such claims in our financial statements.

BJ’s had no off-balance sheet arrangements at any time during the fiscal year ended January 31, 2004.

The following summarizes our contractual cash obligations as of January 31, 2004 and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in Thousands)
Long-term debt	$4,025	$400	$889	$1,022	$1,714
Capital lease obligations	—	—	—	—	—
Operating leases	1,712,598	107,244	222,415	213,582	1,169,357
Purchase obligations	333,929	294,881	21,832	17,216	—
Closed store lease obligations	21,911	10,448	3,196	1,735	6,532
Other long-term liabilities	39,485	4	15,529	8,496	15,456

	$2,111,948	$412,977	$263,861	$242,051	$1,193,059

In the table above, long-term debt consists of a real estate mortgage which matures through November 1, 2011.

Amounts for operating leases reflect future minimum lease payments as disclosed in Note E of Notes to Consolidated Financial Statements. We have options to renew all but one of our leases. The table above does not reflect any lease payments we would make pursuant to such renewal options.

Approximately 95% of purchase obligations represent future payments for merchandise purchases. The remainder consists primarily of capital commitments.

Amounts for closed store lease obligations comprise our liabilities on the balance sheet at January 31, 2004 for two House2Home stores and three BJ’s closed clubs. Timing of payments was based on our estimates of when these liabilities would likely be satisfied through lump sum settlements or through lease payments, net of estimated sublease income.

Amounts for other long-term liabilities consist mainly of payments for self-insured workers’ compensation and general liability claims and for asset retirement obligations, all of which are included on our balance sheet at January 31, 2004. The estimated timing of payments for insurance claims was based primarily on recent payment experience. The timing of asset retirement obligation payments corresponds to the end of the estimated useful life assigned to the assets. Not included in other noncurrent liabilities in the table above were payments of $16.0 million for rent escalation liabilities because they are already included in the “Operating leases” line and deferred revenue of $2.7 million, which is not a cash obligation.

Cash and cash equivalents totaled $78.7 million as of January 31, 2004. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of our credit agreement, which expires June 13, 2005. However, we may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club and gas station openings, lease obligations under BJ’s indemnification agreement with TJX, lease obligations in connection with three closed BJ’s clubs, the effects of implementing EITF 03-10, sales penetration of private label products, planned addition of pharmacies and other information with respect to our plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth below and other factors noted elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly those noted under “Critical Accounting Policies and Estimates”. In addition, any forward-looking statements represent our estimates only as of the day this annual report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Our clubs are located in the eastern United States, primarily in the Northeast. Our business may be adversely affected from time to time by economic downturns in its markets. In addition, we may be impacted by state and local regulation in our markets and temporarily impacted by weather conditions prevailing in our markets.

We compete with national, regional and local retailers and wholesalers, including national chains in the warehouse merchandising business, some of which have significantly greater financial and marketing resources than BJ’s, which could adversely affect our business, operating results and financial condition.

The Company was recently notified by credit card issuers of information suggesting that the Company may have been the victim of credit card account data theft. Specifically, BJ’s was advised that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, the Company retained a leading computer security firm to conduct a forensic analysis of its information technology systems with a goal of determining whether a breach had in fact occurred. While no conclusive evidence of a breach was found, the computer security firm concluded that: (1) the Company’s centralized computer system that serves as the aggregation point for all BJ’s credit card transactions chain-wide had not been breached and (2) any breach would have likely occurred in a more decentralized fashion involving club-level systems. On March 12, 2004, after the Company’s receipt of the computer security firm’s preliminary report of findings, the Company issued a public statement alerting consumers to the potential security breach. The Company has received certain claims relating to this matter that, if successful, would not have a material financial impact on the Company. The Company is unable to predict whether further claims will be asserted and, if so, whether such claims would have a material adverse effect on the Company’s results of operations. Based on measures the Company has implemented, the Company is confident in the current safety and integrity of its systems.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to market risk as of January 31, 2004 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or its uncommitted credit line at January 31, 2004. We have not used derivative financial instruments. See Summary of Accounting Policies—Disclosures about Fair Value of Financial Instruments and Note D in Notes to Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(Dollars in Thousands except Per Share Amounts)
Net sales	$6,584,808	$5,728,955	$5,105,912
Membership fees and other	139,411	130,747	117,394

Total revenues	6,724,219	5,859,702	5,223,306

Cost of sales, including buying and occupancy costs	6,048,972	5,212,124	4,615,291
Selling, general and administrative expenses	502,673	416,063	362,611
Preopening expenses	8,875	11,735	10,343

Operating income	163,699	219,780	235,061
Interest income (expense), net	(74)	293	4,137
Gain (loss) on contingent lease obligations	4,488	15,607	(106,359)

Income from continuing operations before income tax	168,113	235,680	132,839
Provision for income taxes	63,318	89,871	49,068

Income from continuing operations	104,795	145,809	83,771
Loss from discontinued operations, net of income tax benefit of $451, $9,849 and $883	(676)	(14,943)	(1,423)

Income before cumulative effect of accounting principle changes	104,119	130,866	82,348
Cumulative effect of accounting principle changes	(1,253)	—	—

Net income	$102,866	$130,866	$82,348

Basic earnings per share:
Income from continuing operations	$1.51	$2.07	$1.16
Loss from discontinued operations	(0.01)	(0.21)	(0.02)
Cumulative effect of accounting principle changes	(0.02)	—	—

Net income	$1.48	$1.86	$1.14

Diluted earnings per share:
Income from continuing operations	$1.50	$2.05	$1.13
Loss from discontinued operations	(0.01)	(0.21)	(0.02)
Cumulative effect of accounting principle changes	(0.02)	—	—

Net income	$1.47	$1.84	$1.11

Number of common shares for earnings per share computations:
Basic	69,521,408	70,321,078	72,519,032
Diluted	69,815,020	71,120,706	73,981,148

Pro forma amounts assuming accounting principle changes are applied retroactively:
Net income	$104,119	$130,296	$81,967

Basic earnings per common share	$1.50	$1.85	$1.13

Diluted earnings per common share	$1.49	$1.83	$1.11

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2004	February 1, 2003
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$78,720	$32,683
Accounts receivable	78,672	63,129
Merchandise inventories	709,362	631,535
Current deferred income taxes	19,326	20,697
Prepaid expenses	22,640	19,026

Total current assets	908,720	767,070

Property at cost:
Land and buildings	539,885	474,451
Leasehold costs and improvements	121,128	96,768
Furniture, fixtures and equipment	479,444	423,114

	1,140,457	994,333
Less: accumulated depreciation and amortization	351,153	303,306

	789,304	691,027
Other assets	23,085	22,860

Total assets	$1,721,109	$1,480,957

LIABILITIES
Current liabilities:
Current installments of long-term debt	$400	$—
Accounts payable	506,988	420,538
Accrued expenses and other current liabilities	205,669	178,566
Accrued federal and state income taxes	37,928	24,968
Closed store lease obligations due within one year	10,448	25,956

Total current liabilities	761,433	650,028

Long-term debt, less portion due within one year	3,625	—
Noncurrent closed store lease obligations	11,463	32,378
Other noncurrent liabilities	58,199	44,349
Deferred income taxes	34,168	13,399
Commitments and contingencies (Note E)	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744
Additional paid-in capital	52,683	62,218
Retained earnings	964,533	861,692
Treasury stock, at cost, 4,620,587 and 5,125,517 shares	(165,739)	(183,851)

Total stockholders’ equity	852,221	740,803

Total liabilities and stockholders’ equity	$1,721,109	$1,480,957

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$102,866	$130,866	$82,348
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on contingent lease obligations	(4,488)	(15,607)	106,359
Provision for store closing costs and asset impairment losses	3,468	23,234	—
Cumulative effect of accounting principle changes	1,253	—	—
Depreciation and amortization of property	87,050	73,113	61,680
Loss on property disposals	1,154	854	447
Other noncash items (net)	903	287	130
Deferred income taxes	22,917	32,499	(40,015)
Tax benefit from exercise of stock options	999	2,817	17,831
Increase (decrease) in cash due to changes in:
Accounts receivable	(15,543)	(1,304)	(6,169)
Merchandise inventories	(77,827)	(71,534)	(64,716)
Prepaid expenses	(3,614)	(1,620)	(1,439)
Other assets	(466)	(1,844)	(7,138)
Accounts payable	71,059	30,613	29,112
Accrued expenses	26,146	11,114	12,781
Accrued income taxes	12,960	(8,384)	1,545
Closed store lease obligations	(33,061)	(51,493)	(149)
Other noncurrent liabilities	4,167	(2,268)	2,164

Net cash provided by operating activities	199,943	151,343	194,771

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(176,918)	(134,826)	(166,312)
Proceeds from property disposals	157	144	2

Net cash used in investing activities	(176,761)	(134,682)	(166,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of capital lease obligations	—	(197)	(225)
Cash dividends paid on preferred stock of subsidiary	(25)	(25)	(25)
Proceeds from issuance of common stock	7,489	3,967	17,243
Purchase of treasury stock	—	(83,469)	(95,774)
Changes in book overdrafts	15,391	8,588	17,086

Net cash (used in) provided by financing activities	22,855	(71,136)	(61,695)

Net increase (decrease) in cash and cash equivalents	46,037	(54,475)	(33,234)
Cash and cash equivalents at beginning of year	32,683	87,158	120,392

Cash and cash equivalents at end of year	$78,720	$32,683	$87,158

Supplemental cash flow information:
Interest paid, net of capitalized interest	$166	$301	$(96)
Income taxes paid	26,990	55,907	86,655
Noncash financing and investing activities:
Treasury stock issued for compensation plans	$18,112	$13,220	$42,112
Debt assumed in connection with real estate purchase	4,025	—	—

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
	(In Thousands)
Balance, February 3, 2001	74,410	$744	$75,583	$648,528	(1,947)	$(59,940)	$664,915
Net income	—	—	—	82,348	—	—	82,348
Sale and issuance of common stock	—	—	(7,009)	—	1,276	42,112	35,103
Cash dividends on preferred stock of subsidiary	—	—	—	(25)	—	—	(25)
Purchase of treasury stock	—	—	—	—	(2,146)	(95,774)	(95,774)

Balance, February 2, 2002	74,410	744	68,574	730,851	(2,817)	(113,602)	686,567
Net income	—	—	—	130,866	—	—	130,866
Sale and issuance of common stock	—	—	(6,356)	—	340	13,220	6,864
Cash dividends on preferred stock of subsidiary	—	—	—	(25)	—	—	(25)
Purchase of treasury stock	—	—	—	—	(2,649)	(83,469)	(83,469)

Balance, February 1, 2003	74,410	744	62,218	861,692	(5,126)	(183,851)	740,803
Net income	—	—	—	102,866	—	—	102,866
Sale and issuance of common stock	—	—	(9,535)	—	505	18,112	8,577
Cash dividends on preferred stock of subsidiary	—	—	—	(25)	—	—	(25)

Balance, January 31, 2004	74,410	$744	$52,683	$964,533	(4,621)	$(165,739)	$852,221

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements of BJ’s Wholesale Club, Inc. (“BJ’s” or the “Company” or “we”) include the financial statements of all of the Company’s subsidiaries, all of whose common stock is wholly owned by the Company.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. The fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 each included 52 weeks.

Cash Equivalents and Marketable Securities

We consider highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents. Investments with maturities exceeding three months are classified as marketable securities.

Accounts Receivable

Accounts receivable consist primarily of credit card receivables and vendor rebates and allowances and are stated net of allowances for doubtful accounts of $355,000 at January 31, 2004 and $814,000 at February 1, 2003. The determination of the allowance for doubtful accounts is based on BJ’s historical experience applied to an aging of accounts and a review of individual accounts with a known potential for write-off.

Merchandise Inventories

Inventories are stated at the lower of cost, determined under the average cost method, or market. We recognize the write-down of slow-moving or obsolete inventory in cost of sales when such write-downs are probable and estimable. We recognize a reserve for inventory shrinkage for the period between physical inventories based on historical results of previous physical inventories, shrinkage trends or other judgments management believes to be reasonable under the circumstances.

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

Impairment of Long-lived Assets

We review the realizability of our long-lived assets annually and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Current and expected operating results and cash flows and other factors are considered in connection with our reviews. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of individual clubs and consolidated net cash flows for long-lived assets not identifiable to individual clubs. Impairment losses are measured as the difference between the carrying amount and the fair value of the impaired assets held for use.

We recorded pretax asset impairment charges of $2,342,000 in 2003 and $1,847,000 in 2002 to write down leasehold improvements and certain fixtures and equipment to fair value at underperforming clubs that were projected to have future operating losses. The fair value of the assets was based primarily on past experience in disposing of similar assets. Asset impairment charges are included in selling, general and administrative expenses.

Self-Insurance Reserves

We are primarily self-insured for workers’ compensation and general liability claims. Reported reserves for these claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims.

Revenue Recognition

We recognize revenue from the sale of merchandise, net of estimated returns, at the time of purchase by the customer in the club. In the limited instances when the customer is not able to take delivery at the point of sale, revenue from the sale of merchandise is not recognized until title and risk of loss pass to the customer. Membership fee revenue is recognized on a straight-line basis over the life of the membership, which is typically twelve months.

In determining comparable club information, we include all clubs that were open for at least 13 months at the beginning of the period and were in operation during all of both periods being compared. However, if a club is in the process of closing, it is excluded from comparable clubs. We include relocated clubs and expansions in comparable clubs.

Food accounted for 57%, 56% and 56% of total food and general merchandise sales in 2003, 2002 and 2001, respectively. (Household chemicals, which were formerly included in food sales, are now included in general merchandise sales for all periods presented.)

Vendor Rebates and Allowances

We receive various types of cash consideration from vendors, principally in the form of rebates based on purchasing or selling certain volumes of product; time-based rebates or allowances, which may include product placement allowances or exclusivity arrangements covering a predetermined period of time; price protection rebates and allowances for retail reductions on certain merchandise; and salvage allowances for product that is damaged, defective or becomes out-of-date. We recognize such vendor rebates and allowances based on a systematic and rational allocation of the cash consideration offered to the underlying transaction that results in progress by BJ’s toward earning the rebates and allowances, provided the amounts to be earned are probable and reasonably estimable. Otherwise, rebates and allowances are recognized only when predetermined milestones are met. We recognize product placement allowances as a reduction of cost of sales in the period in which we complete the arranged placement of the product. Time-based rebates or allowances are recognized as a reduction of cost of sales over the performance period on a straight-line basis. All other vendor rebates and allowances are realized as a reduction of cost of sales when the merchandise is sold or otherwise disposed of.

We also receive cash consideration from vendors for demonstrating their products in the clubs and for advertising their products, particularly in the BJ’s Journal, a publication sent to BJ’s members several times a year. In both cases, such cash consideration is recognized as a reduction of selling, general and administrative (“SG&A”) expenses to the extent it represents a reimbursement of specific, incremental and identifiable SG&A costs incurred by BJ’s to sell the vendors’ products. Cash consideration for product demonstrations is recognized in the period during which the demonstrations are performed. Cash consideration for advertising vendors’ products is recognized in the period in which the advertising takes place.

Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received by a Vendor” (“EITF 02-16”), addresses how a reseller should account for cash consideration received from a vendor. Under this standard, effective for arrangements entered into or modified after December 31, 2002, cash consideration that reimburses costs incurred by the customer to sell the vendor’s products should be characterized as a reduction of these costs. If the cash consideration exceeds the costs being reimbursed, the excess should be characterized as a reduction of cost of sales. Beginning in the first quarter of 2003, BJ’s is classifying any cash consideration in excess of expenses being reimbursed as a reduction of cost of sales. The adoption of the provisions of EITF 02-16 did not result in any changes in our recorded net income, but certain consideration which had been classified as a reduction of selling, general and administrative expenses in prior years is now being recorded as a reduction of cost of sales. This resulted in an increase in SG&A expenses and an offsetting decrease in cost of sales of $19,501,000 in 2003, $18,877,000 in 2002 and $16,826,000 in 2001. As permitted by the transition provisions of EITF 02-16, cost of sales and SG&A expenses in prior years’ statements of income have been recast to conform with this year’s presentation.

Preopening Costs

Preopening costs consist of direct incremental costs of opening or relocating a facility and are charged to operations as incurred.

Advertising Costs

Advertising costs generally consist of promoting new memberships and new store openings and also include during the holiday season television and radio advertising (some of which is vendor-funded). BJ’s expenses advertising costs as incurred.

Stock-Based Compensation

At January 31, 2004, we had two stock-based employee compensation plans, which are described more fully in Note F. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. We do include stock-based employee compensation cost for restricted stock in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(Dollars in Thousands except Per Share Amounts)
Net income, as reported	$102,866	$130,866	$82,348
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	55	50	18
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,439)	(8,777)	(7,730)

Pro forma net income	$98,482	$122,139	$74,636

Earnings per share:
Basic—as reported	$1.48	$1.86	$1.14

Basic—pro forma	$1.42	$1.74	$1.03

Diluted—as reported	$1.47	$1.84	$1.11

Diluted—pro forma	$1.42	$1.73	$1.01

Disclosures about Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

The carrying amount of long-term debt, including current installments, was $4,025,000 as of January 31, 2004. The fair value of this debt was $4,460,000, based on our estimate of current rates on debt with similar remaining maturities for companies with credit ratings similar to BJ’s.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued the following standards which became effective in the fourth quarter of 2003 or will become effective in 2004:

•	FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” addresses consolidation by business enterprises of variable interest entities, which have one or more of the following characteristics:

1)	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders.

2)	The equity investors lack one or more of certain essential characteristics of a controlling financial interest as stated in this Interpretation.

3)	The equity investors have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. We believe that the adoption of this Interpretation will result in no material change from our existing reporting.

•	Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of this revised statement have been applied in this report on Form 10-K and will be applied in interim periods beginning with the first quarter of 2004.

Emerging Issues Task Force Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”), provides guidance for the reporting of vendor consideration received by a reseller as it relates to manufacturers’ incentives (such as rebates or coupons) tendered by consumers. Vendor consideration may be included in revenues only if defined criteria are met. Otherwise, such consideration would be recorded as a decrease in cost of sales. The provisions of EITF 03-10 become effective in the first quarter of 2004. As permitted by the transition provisions of EITF 03-10, we will reclassify the prior year’s sales and cost of sales for comparative purposes in 2004. Implementation of EITF 03-10 will have no effect on gross margin dollars, net income or cash flows, but certain vendor coupons or rebates which had been recorded in sales in the past will be recognized as a reduction of cost of sales beginning in 2004.

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

A.    Accounting Principle Change

During the first quarter of 2003, we adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires us to recognize future costs for asset retirements to be incurred. We recorded a post-tax charge of $1,253,000 (after reduction for income taxes of $776,000), or $.02 per diluted share, to reflect the cumulative effect of adopting this accounting principle change as of the beginning of the fiscal year, primarily in connection with the future removal of gasoline tanks from our gasoline stations. The effect of this change was to decrease net income in 2003 (including the cumulative effect of the accounting change) by $1,948,000 or $.03 per diluted share.

Although last year’s results were not restated, the pro forma amounts shown at the bottom of the statements of income reflect net income and earnings per share as if SFAS No. 143 had been in effect during each period presented.

As of January 31, 2004, our liability for asset retirement obligations (which is included in other noncurrent liabilities on the balance sheet) was $9,683,000, of which $8,103,000 was recorded in connection with the cumulative effect of adopting SFAS No. 143. Had SFAS No. 143 been in effect in prior years, our liability for asset retirement obligations would have been $8,103,000 at February 2, 2003 and $6,290,000 at February 3, 2002.

B.    Spin-off of the Company from Waban Inc. and Related Party Transactions

The Company, which previously had been a wholly owned subsidiary of Waban Inc. (“Waban”), became a separate and independent public entity on July 28, 1997, when Waban distributed to its stockholders on a pro rata basis all of the Company’s outstanding common stock (the “spin-off”).

Pursuant to the spin-off, BJ’s and Waban entered into a Tax Sharing Agreement to provide for the payment of taxes and the entitlement to tax refunds for periods prior to the spin-off date. Each party has agreed to indemnify the other in specified circumstances if certain events occurring after July 28, 1997 cause the spin-off or certain related transactions to become taxable.

C.    Loss on Contingent Lease Obligations and Discontinued Operations

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

House2Home filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code on November 7, 2001. In the third quarter of 2001, we recorded a pretax charge of $105.0 million for our estimated loss associated with House2Home leases. This loss was based on the present value of rent liabilities under these leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of these lease obligations.

Based on our continuing evaluation of our remaining obligations and the significant progress made in settling liabilities for House2Home leases, we recorded pretax gains of $20.0 million in 2002 and $5.5 million in 2003 to reduce our estimated liability related to House2Home contingent lease obligations.

On November 9, 2002, we closed both of our clubs in the Columbus, Ohio, market and an older non-prototypical club in North Dade, Florida. The operating results of these clubs are presented in discontinued operations in the statements of income for all periods presented. Loss from discontinued operations in 2003 consisted of pretax accretion charges of $946,000 and an increase in the reserves of $180,000 for the write-off of additional long-lived assets. On a post-tax basis, these charges amounted to $676,000. Loss from discontinued operations in 2002 consisted of pretax club closing costs of $21,387,000 ($12,832,000 post-tax) and pretax operating losses of $3,405,000 ($2,111,000 post-tax). Loss from discontinued operations in 2001 represented the operating losses of the three closed clubs. Total revenues of these closed clubs were $42.1 million in 2002 and $56.4 million in 2001.

The pretax loss of $21.4 million in 2002 to close the three clubs consisted mainly of lease obligation costs of $18.3 million. The remainder of the club closing costs consisted of the write-down of long-lived assets, employee termination benefits and other exit costs. The charges for lease obligations were based on the present value of rent liabilities under the three leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of the obligations.

The following is a summary of activity relating to our obligations for House2Home and BJ’s closed store leases:

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(Dollars in Thousands)
Reserves for closed store liabilities, beginning of year	$58,334	$106,210	$—
Provision for increase (decrease) to reserves	(5,320)	1,210	105,000
Interest accretion charges	1,958	4,570	1,359
Cash payments	(33,061)	(51,493)	(149)
Write-down of long lived assets	—	(2,163)	—

Reserves for closed store liabilities, end of year	$21,911	$58,334	$106,210

As of January 31, 2004, we have settled 39 of the 41 House2Home leases for which we were originally contingently liable, including lump sum settlements for 36 leases. Three other House2Home properties (for which we remain contingently liable) have been assigned to third parties. None of the leases for the three BJ’s clubs closed in November 2002 has been settled or subleased. We have reserved a total of $21,911,000 associated with our obligations for the remaining leases for two House2Home stores and three BJ’s closed clubs as of January 31, 2004.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $54 million at January 31, 2004.

D.    Debt

As of January 31, 2004, long-term debt, less the portion due within one year, consisted entirely of real estate debt, bearing interest at 7%, maturing through November 1, 2011. The aggregate maturities of long-term debt outstanding at January 31, 2004 were as follows:

Fiscal Years Ending	Dollars in Thousands
January 28, 2006	$429
February 3, 2007	460
February 2, 2008	493
January 31, 2009	529
Later years	1,714

Total	$3,625

Real estate debt was collateralized by land and buildings with a net book value of $9,906,000.

We have a $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at January 31, 2004. We are required to pay an annual facility fee which is currently 0.175% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.575% or (b) a rate equal to the higher of the sum of the Federal Funds Effective Rate plus 0.50% or the agent bank’s prime rate. We are also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the average daily amount of credit used under the facility during the calendar quarter. The facility fee, Eurodollar margin and usage fee are subject to change based upon our fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all other covenants. We were in compliance with the covenants and other requirements set forth in our credit agreement at January 31, 2004 and for all fiscal periods throughout the year.

In addition to the credit agreement, we maintain a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $32.9 million was outstanding at January 31, 2004, and we also maintain a $25 million uncommitted credit line for short-term borrowings.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at January 31, 2004 and February 1, 2003.

E.    Commitments and Contingencies

We are obligated under long-term leases for the rental of real estate and equipment. In addition, we are generally required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales or other factors. Some of our leases require escalating payments during the lease term. Rent expense for such leases is recognized on a straight-line basis over the lease term. The real estate leases range up to 45 years and have varying renewal options. The equipment leases range up to 5 years. Future minimum lease payments as of January 31, 2004 were:

Fiscal Years Ending	Dollars in Thousands
January 29, 2005	$107,244
January 28, 2006	112,077
February 3, 2007	110,338
February 2, 2008	107,906
January 31, 2009	105,676
Later years	1,169,357

Total	$1,712,598

Total minimum operating lease payments above have not been reduced by minimum sublease rentals of $750,000 due in all future years under noncancelable subleases of BJ’s properties. The payments above do not include future payments due under leases for three BJ’s clubs which were closed in November 2002. Rent liabilities for the closed clubs are included in the balance sheet (see Note C for additional information).

Rental expense under operating leases (including contingent rentals, which were not material) amounted to $102,735,000, $89,183,000 and $76,895,000 in 2003, 2002 and 2001, respectively.

We are involved in various legal proceedings that are typical of a retail business. Although it is not possible to predict the outcome of these proceedings or any related claims, we believe that such proceedings or claims will not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

BJ’s has filed proofs of claim against House2Home, Inc. for claims arising under certain agreements between BJ’s and House2Home in connection with the Company’s spin-off from Waban Inc. in July 1997. These claims arise primarily from BJ’s indemnification of The TJX Companies, Inc. (“TJX”) with respect to TJX’s guarantee of House2Home leases and from the Tax Sharing Agreement dated July 28, 1997 between BJ’s and House2Home. House2Home and BJ’s have settled BJ’s claims against House2Home. The settlement provides that BJ’s will have an unsecured claim of approximately $37.9 million, on account of claims under the Tax Sharing Agreement and indemnification payments which have been made to TJX. The settlement agreement was approved by the United States Bankruptcy Court for the Central District of California on November 10, 2003. (House2Home has stated in its Disclosure Statement filed with the Bankruptcy Court that it expects to pay between 18.5% and 39.1% of its unsecured claims.) As part of the settlement, BJ’s has been released of all claims that House2Home and its bankruptcy estate may have had against BJ’s, including $1.7 million owed by BJ’s to House2Home under the Tax Sharing Agreement. We recognized this amount as a reduction in our tax provision in the fourth quarter of 2003. In addition, the Company and the Indenture Trustee for House2Home’s Convertible Subordinated Notes have settled BJ’s claim regarding the priority of amounts owed to BJ’s. Under the settlement, BJ’s is entitled to a payment of up to $2.5 million. We are unable to determine the amount and timing of any future recoveries under the claims and, therefore, have not recognized such claims in our financial statements.

Pursuant to an agreement with TJX, BJ’s agreed to indemnify TJX for 100% of House2Home’s lease liabilities through January 31, 2003 and for 50% of any such liabilities thereafter. See Note C of Notes to Consolidated Financial Statements.

As permitted by Delaware law, BJ’s has entered into agreements whereby it indemnifies its directors and officers for certain events or occurrences while the director or officer is or was serving, at the Company’s request, in such capacity. The maximum potential amount of future payments that BJ’s could be required to make under these agreements is not limited. However, BJ’s carries directors’ and officers’ insurance that covers its exposure up to certain limits. As a result of our insurance coverage, we believe that the estimated fair value of our indemnification agreements with directors and officers is minimal. No liabilities have been recorded for these agreements as of January 31, 2004.

In 2002, we began to offer an extended warranty on tires sold at our clubs, under which BJ’s customers receive tire repair services or tire replacement in certain circumstances. We have insured this liability through a third party and, therefore, retain no liability in connection with the tire warranty program other than for the premiums paid to the third-party carrier.

F.    Capital Stock

During 2002, the Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock in addition to the $300 million previously authorized. We did not repurchase any stock in 2003. We repurchased 2,648,700 shares of our common stock for $83,469,000 in 2002 and 2,145,700 shares for $95,774,000 in 2001. As of January 31, 2004, the Company’s remaining repurchase authorization was $90,457,000.

BJ’s has a shareholder rights plan, originally adopted in 1997 and amended in 1999 (and in 2003 solely to appoint a new rights agent), pursuant to which shareholders are issued one-half of a Right for each share of common stock. Each Right entitles the holder to purchase from the Company 1/1000 share of Series A Junior Participating Preferred Stock (“Series A Preferred Stock”) at a price of $120. BJ’s has designated 100,000 shares of Series A Preferred Stock for issuance under the shareholder rights plan; none has been issued to date. Generally, the terms of the Series A Preferred Stock are designed so that 1/1000 share of Series A Preferred Stock is the economic equivalent of one share of BJ’s common stock. The Rights are exercisable only if a person acquires 20% or more of the Company’s common stock or commences a tender offer that would result in such person owning 30% or more of the Company’s common stock. In addition, in general, if after a person has become a 20% owner, BJ’s is involved in a business combination transaction in which it is not the surviving corporation or in connection with which the BJ’s common stock is changed, or BJ’s disposes of 50% or more of its assets or earning power, each Right that has not previously been exercised or voided will entitle its holder to purchase that number of shares of common stock of such other person which equals $120 divided by one-half of the then current market price of such common stock. BJ’s will generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth business day following public announcement that a person has become a 20% owner. The Rights expire on July 10, 2007, unless earlier redeemed or exchanged.

The Company has authorized 20,000,000 shares of preferred stock, $.01 par value, of which no shares have been issued.

In December 1997, one of BJ’s subsidiaries issued 126 shares of non-voting preferred stock to individual stockholders at $2,200 per share. These shares are each entitled to receive ongoing annual dividends of $200 per share. The minority interest in this subsidiary is equal to the preferred shares’ preference in an involuntary liquidation of $277,200 and is included in other noncurrent liabilities in our consolidated balance sheets at January 31, 2004 and February 1, 2003.

G.    Stock Incentive Plans

Under its 1997 Stock Incentive Plan, BJ’s has granted certain key employees and directors options to purchase common stock at prices equal to 100% of market price on the grant date. These options, which expire ten years from the grant date, are generally exercisable 25% per year starting one year after the grant date.

Options granted to non-employee directors expire ten years from the grant date, but are exercisable in three equal annual installments beginning on the first day of the month which includes the first anniversary of the date of grant. The maximum number of shares of common stock issuable under this plan is 7,249,402 shares, plus shares subject to awards granted under the BJ’s Wholesale Club, Inc. 1997 Replacement Stock Incentive Plan (the “Replacement Plan”) which are not actually issued because such awards expire or are cancelled. Under the Replacement Plan, BJ’s employees who held Waban stock options and restricted stock were granted replacement BJ’s options and restricted stock, which preserved the same inherent value, vesting terms and expiration dates as the Waban awards they replaced in connection with the spin-off. No new options could be granted under the Replacement Plan after January 28, 1998.

At the 2003 Annual Meeting of Stockholders of the Company held on May 22, 2003, the Company’s stockholders approved an amendment to BJ’s 1997 Stock Incentive Plan to permit a stock option exchange program under which outstanding stock options having an exercise price greater than $29.00 per share would be exchanged for new options. The new options would be exercisable for one-half the number of shares of exchanged options and would have an exercise price equal to the fair market value of BJ’s common stock on the date of the grant, which would be at least six months and one day after cancellation of the exchanged options. BJ’s directors, President/Chief Executive Officer and Executive Vice Presidents were not eligible to participate in the program.

On May 27, 2003, the expiration date of the Company’s exchange offer, the Company accepted for exchange from eligible employees options to purchase an aggregate of 1,307,385 shares of BJ’s common stock. These stock options were cancelled as of that date. On November 28, 2003, the Company issued new options to purchase 646,054 shares of BJ’s common stock in exchange for the options surrendered in the offer. The exercise price of these new options is $25.45, which was equal to the fair market value of BJ’s common stock on November 28, 2003. None of the new options will vest or become exercisable until May 28, 2004. Beginning on May 28, 2004, the new options will immediately vest to the same extent that the options they replaced would have been vested on that date had they not been surrendered. After May 28, 2004, the new options will otherwise have the same vesting schedule as the options they replaced. The new options have a term equal to the remaining term of the options they replaced.

As of January 31, 2004 and February 1, 2003, respectively, 459,443 and 1,363,550 shares were reserved for future stock awards under BJ’s stock incentive plans.

We apply APB 25 and related Interpretations in accounting for our stock-based compensation. Total pretax compensation cost recognized in the statements of income for stock-based employee compensation awards was $89,000 in 2003, $80,000 in 2002 and $29,000 in 2001, and consisted entirely of restricted stock expense, which is charged to income ratably over the periods during which the restrictions lapse. 5,000 shares of restricted stock were issued in 2003 at a weighted-average grant-date value of $22.82, and 5,500 shares of restricted stock were issued during 2002 at a weighted-average grant-date fair value of $36.19. No restricted stock was issued in 2001. No compensation cost has been recognized under APB 25 for BJ’s stock options because the exercise price equaled the market price of the underlying stock on the date of grant.

The table that follows illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation, including stock options. The fair value for stock options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 2.95%, 3.03% and 4.00% in 2003, 2002 and 2001, respectively; volatility factor of the expected market price of BJ’s common stock of .46 in 2003, .43 in 2002 and .40 in 2001; and expected life of the options of 4.6 years in 2003 and 5 years in 2002 and 2001. No dividends were expected. The weighted-average fair value of options granted was $9.37 in 2003, $9.69 in 2002 and $18.75 in 2001. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period and forfeitures are recognized when they occur.

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(Dollars in Thousands except Per Share Amounts)
Net income, as reported	$102,866	$130,866	$82,348
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	55	50	18
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,439)	(8,777)	(7,730)

Pro forma net income	$98,482	$122,139	$74,636

Earnings per share:
Basic—as reported	$1.48	$1.86	$1.14

Basic—pro forma	$1.42	$1.74	$1.03

Diluted—as reported	$1.47	$1.84	$1.11

Diluted—pro forma	$1.42	$1.73	$1.01

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of BJ’s stock options.

Presented below is a summary of the status of stock option activity and weighted-average exercise prices for the last three fiscal years (number of options in thousands):

	Fiscal Year Ended
	January 1, 2004		February 1, 2003		February 2, 2002
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of year	5,791	$26.03	4,860	$26.08	5,421	$20.47
Granted	2,354	22.30	1,378	23.24	758	45.33
Exercised	(500)	14.98	(334)	11.86	(1,276)	13.51
Forfeited	(1,615)	36.28	(113)	35.95	(43)	30.82

Outstanding, end of year	6,030	22.75	5,791	26.03	4,860	26.08

Exercisable, end of year	2,599	21.82	3,284	22.45	2,609	17.72

Additional information related to stock options outstanding at January 31, 2004 is presented below (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (yrs.)	Number Exercisable	Weighted- Average Exercise Price
$ 6.45 – $ 9.45	407	$9.23	2.5	407	$9.23
$10.22 – $15.06	1,126	14.36	6.9	451	13.42
$17.08 – $27.94	3,535	23.28	7.9	959	20.17
$29.75 – $41.33	768	34.05	6.4	674	33.63
$44.12 – $47.60	194	45.39	7.7	108	45.46

$ 6.45 – $47.60	6,030	22.75	7.1	2,599	21.82

H.    Earnings Per Share

The following details the calculation of earnings per share for the last three fiscal years:

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(Dollars in Thousands except Per Share Amounts)
Income from continuing operations	$104,795	$145,809	$83,771
Less: Preferred stock dividends	25	25	25

Income available to common stockholders	$104,770	$145,784	$83,746

Weighted-average number of common shares outstanding, used for basic computation	69,521,408	70,321,078	72,519,032
Plus: Incremental shares from assumed conversion of stock options	293,612	799,628	1,462,116

Weighted-average number of common and dilutive potential common shares outstanding	69,815,020	71,120,706	73,981,148

Basic earnings per share	$1.51	$2.07	$1.16

Diluted earnings per share	$1.50	$2.05	$1.13

Options to purchase 3,959,448 shares at a weighted-average exercise price of $27.15 and 1,610,650 shares at a weighted-average exercise price of $40.82 were outstanding at January 31, 2004 and February 1, 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the years then ended. All outstanding options were included in the computation of diluted earnings per share in the fiscal year ended February 2, 2002.

I.    Income Taxes

The provision for income taxes includes the following:

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(Dollars in Thousands)
Federal:
Current	$33,325	$40,340	$77,063
Deferred	21,224	27,965	(32,478)
State:
Current	6,627	7,183	11,137
Deferred	915	4,534	(7,537)

Total income tax provision	$62,091	$80,022	$48,185

Components of income tax provision:
Continuing operations	$63,318	$89,871	$49,068
Discontinued operations	(451)	(9,849)	(883)
Cumulative effect of accounting changes	(776)	—	—

	$62,091	$80,022	$48,185

The following is a reconciliation of the statutory federal income tax rates and the effective income tax rates:

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
Statutory federal income tax rates	35%	35%	35%
State income taxes, net of federal tax benefit	3	3	2

Effective income tax rates	38%	38%	37%

Significant components of the Company’s deferred tax assets and liabilities as of January 31, 2004 and February 1, 2003 were as follows:

	January 31, 2004	February 1, 2003
	(Dollars in Thousands)
Deferred tax assets:
Closed store lease obligations	$8,764	$23,334
Self-insurance reserves	14,000	13,666
Rental step liabilities	6,488	5,221
Compensation and benefits	7,495	6,198
Other	13,744	8,888

Total deferred tax assets	50,491	57,307

Deferred tax liabilities:
Accelerated depreciation—property	58,668	43,551
Property taxes	3,301	2,866
Other	3,364	3,592

Total deferred tax liabilities	65,333	50,009

Net deferred tax assets (liabilities)	$(14,842)	$7,298

We have not established a valuation allowance because our deferred tax assets can be realized by offsetting deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on our historical earnings record and projected future earnings.

J.    Retirement Plans

Under BJ’s 401(k) Savings plans, participating employees may make pretax contributions up to 50% of covered compensation, beginning in 2002. Before 2002, the limit was 15% of covered compensation. BJ’s matches employee contributions at 100% of the first one percent of covered compensation and 50% of the next four percent. The Company’s expense under these plans was $3,555,000, $3,528,000 and $3,245,000 in 2003, 2002 and 2001, respectively.

We have a non-contributory defined contribution retirement plan for certain key employees. Under this plan, BJ’s funds annual retirement contributions for the designated participants on an after-tax basis. For the last three years, the Company’s contributions equaled 5% of the participants’ base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four years of service. Our pretax expense under this plan was $1,179,000, $1,119,000 and $991,000 in 2003, 2002 and 2001, respectively.

K.    Postretirement Medical Benefits

We have a defined benefit postretirement medical plan which covers employees and their spouses who retire after age 55 with at least 10 years of service, who are not eligible for Medicare, and who participated in a Company-sponsored medical plan. Amounts contributed by retired employees under this plan are based on years of service prior to retirement. The plan is not funded.

Net periodic postretirement medical benefit cost included the following components:

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(Dollars in Thousands)
Service cost	$371	$307	$225
Interest cost	166	134	91
Amortization of unrecognized loss	35	21	—

Net periodic postretirement benefit cost	$572	$462	$316

Discount rate used to determine cost	6.25%	6.75%	7.00%

The following table sets forth the funded status of BJ’s postretirement medical plan and the amount recognized in the balance sheets at January 31, 2004 and February 1, 2003:

	January 31, 2004	February 1, 2003
	(Dollars in Thousands)
Unfunded accumulated postretirement benefit obligation (APBO)	$3,548	$2,537
Unrecognized net loss	(931)	(490)

Accrued postretirement benefit cost included in balance sheets	$2,617	$2,047

Discount rate used to value APBO	6.00%	6.25%
Weighted-average health care cost trend rate for valuing year-end obligations:
Initial trend rate	11.00%	11.00%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate to be attained	2010	2008

The following tables present reconciliations of the APBO and plan assets for the fiscal years ended January 31, 2004 and February 1, 2003:

	Fiscal Year Ended
	January 31, 2004	February 1, 2003
	(Dollars in Thousands)
Reconciliation of APBO:
APBO at beginning of year	$2,537	$1,955
Service cost	371	307
Interest cost	166	134
Contributions by plan participants	15	10
Actuarial losses	476	142
Benefits paid	(17)	(11)

APBO at end of year	$3,548	$2,537

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	2	1
Contributions by plan participants	15	10
Benefits paid	(17)	(11)

Fair value of plan assets at end of year	$—	$—

The following table sets forth the impact of changes in the assumed health care cost trend rates for the fiscal year ended January 31, 2004:

Dollars in Thousands
Impact of 1% increase in health care cost trend on:
Aggregate of service and interest costs	$61
APBO at end of year	354
Impact of 1% decrease in health care cost trend on:
Aggregate of service and interest costs	$(54)
APBO at end of year	(318)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year Ending	Dollars in Thousands
January 29, 2005	$3
January 28, 2006	4
February 3, 2007	7
February 2, 2008	9
January 31, 2009	12
Fiscal years ending January 2010-2014	108

L.    Interest

The following details the components of interest income (expense), net for the last three fiscal years:

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(Dollars in Thousands)
Interest income	$341	$663	$3,945
Capitalized interest	328	581	509
Interest expense on debt	(743)	(951)	(317)

Interest income (expense), net	$(74)	$293	$4,137

The table above excludes interest expense in discontinued operations of $137,000 in 2002 and $203,000 in 2001.

M.    Accounts Payable

Our banking arrangements provide for the daily replenishment of vendor payable bank accounts as checks are presented. The balances of checks outstanding in these bank accounts totaling $95,983,000 at January 31, 2004 and $80,592,000 at February 1, 2003, which represent book overdrafts, are included in accounts payable on the balance sheets and the changes in these balances are reflected in financing activities in the statements of cash flows.

N.    Accrued Expenses and Other Current Liabilities

The major components of accrued expenses and other current liabilities are as follows:

	January 31, 2004	February 1, 2003
	(Dollars in Thousands)
Employee compensation	$34,719	$25,658
Deferred membership fee income	60,868	56,251
Sales and use taxes, self-insurance reserves, rent, utilities, advertising and other	110,082	96,657

	$205,669	$178,566

The following table summarizes membership fee activity for each of the last three fiscal years:

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(Dollars in Thousands)
Deferred membership fee income, beginning of year	$56,251	$54,973	$47,368
Cash received from members	128,842	119,594	114,283
Revenue recognized in earnings	(124,225)	(118,316)	(106,678)

Deferred membership fee income, end of year	$60,868	$56,251	$54,973

O.    Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
	(Dollars in Thousands except Per Share Amounts)
Fiscal year ended January 31, 2004:
Net sales	$1,441,671	$1,640,544	$1,609,397		$1,893,196
Total revenues	1,475,243	1,674,999	1,644,728		1,929,249
Gross earnings (a)	137,698	163,558	158,836		215,155
Income before cumulative effect of accounting changes (b)	12,520	21,966	20,404		49,229
Per common share, diluted	0.18	0.32	0.29		0.70
Net income (b)	11,267	21,966	20,404		49,229
Per common share, diluted	0.16	0.32	0.29		0.70

Fiscal year ended February 1, 2003:
Net sales	$1,246,369	$1,439,947	$1,361,445		$1,681,194
Total revenues	1,277,711	1,472,236	1,394,714		1,715,041
Gross earnings (a)	137,236	166,215	147,210		196,917
Net income (c)	23,054	35,899	23,423	(c)	48,490
Per common share, diluted (c)	0.32	0.50	0.33	(c)	0.70

(a)	Gross earnings equals total revenues less cost of sales, including buying and occupancy costs.
(b)	In the fiscal year ended January 31, 2004, net income included gains from the reduction of contingent lease obligations of $0.7 million, or $.01 per diluted share, in the first quarter; $0.4 million, or $.01 per diluted share, in the second quarter; $0.6 million, or $.01 per diluted share, in the third quarter; and $1.6 million, or $.02 per diluted share, in the fourth quarter.
(c)	The third quarter of the fiscal year ended February 1, 2003 included a net loss for the closing costs of three clubs of $12.6 million, or $0.18 per diluted share, offset by a net gain from the reduction of contingent lease obligations of $12.0 million, or $0.17 per diluted share.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of BJ’s Wholesale Club, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of BJ’s Wholesale Club, Inc. and its subsidiaries at January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” on February 2, 2003.

Boston, Massachusetts

March 5, 2004

REPORT OF MANAGEMENT

The financial statements and related financial information in this annual report have been prepared by and are the responsibility of management. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and necessarily include amounts which are based upon judgments and estimates made by management.

We maintain a system of internal controls designed to provide, at appropriate cost, reasonable assurance that assets are safeguarded, transactions are executed in accordance with management’s authorization and the accounting records may be relied upon for the preparation of financial statements. The accounting and control systems are continually reviewed by management and modified as necessary in response to changing business conditions and the recommendations of our internal auditors and independent public accountants.

The Audit Committee, comprised of members of the Board of Directors who are neither officers nor employees, meets periodically with management, the internal auditors and the independent public accountants to review matters relating to our financial reporting, the adequacy of internal accounting control and the scope and results of audit work. The internal auditors and the independent public accountants have free access to the Committee.

The financial statements have been audited by PricewaterhouseCoopers LLP, whose opinion as to their fair presentation in accordance with accounting principles generally accepted in the United States of America appears above.

Michael T. Wedge	Frank D. Forward

President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 5, 2004

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of January 31, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended January 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 31, 2004 (the “Proxy Statement”). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference from the Proxy Statement under “Election of Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Policies on Business Ethics and Conduct.”

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference from the Proxy Statement under “Executive Compensation” and “Compensation of Directors.” However, information under “Executive Compensation Committee Report on Executive Compensation” in the Proxy Statement is not so incorporated.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Proxy Statement under “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the Proxy Statement under “Certain Transactions” and “Relationship with House2Home; Conflicts of Interest.”

Item 14.    Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from the Proxy Statement under “Independent Auditors Fees and Other Matters.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A. The Financial Statements filed as part of this report are listed and indexed on page 22. Schedules have been omitted because they are not applicable or the required information has been included elsewhere in this report.

B. Listed below are all Exhibits filed as part of this report.

Exhibit

No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated By-Laws (5)

4.1	Amended and Restated Rights Agreement, dated as of November 17, 2003, between the Company and The Bank of New York (16)

4.2	Specimen Certificate of Common Stock, $.01 par value per share (4)

10.1	Separation and Distribution Agreement, dated as of July 10, 1997 between the Company and Waban Inc. (2)

10.2	Services Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (2)

10.3	Tax Sharing Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (2)

10.4	Employee Benefits Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (2)

10.5	2003 Amendment and Restatement of Management Incentive Plan* (14)

10.6	2003 Amendment and Restatement of Growth Incentive Plan* (15)

10.7	BJ’s Wholesale Club, Inc. Executive Retirement Plan, as amended* (7)

10.8	BJ’s Wholesale Club, Inc. 1997 Replacement Stock Incentive Plan* (3)

10.9	BJ’s Wholesale Club, Inc. 1997 Stock Incentive Plan, as amended* (13)

10.10	BJ’s Wholesale Club, Inc. General Deferred Compensation Plan* (3)

10.11	Employment Agreement, dated as of July 28, 1997 with Herbert J. Zarkin* (3)

10.11a	Amendment effective September 14, 2000 to July 28, 1997 Employment Agreement with Herbert J. Zarkin*(8)

10.12	Employment Agreement, dated as of July 28, 1997 with Frank D. Forward* (3)

10.13	Amendment dated as of February 4, 2004 to February 4, 1999 Change of Control Agreement between the Company and Frank D. Forward*

10.14	Employment Agreement, dated as of July 28, 1997 with Michael T. Wedge* (3)

10.14a	Amendment dated as of September 9, 2002 to February 4, 1999 Change of Control Agreement between the Company and Michael T. Wedge* (11)

10.15	Employment Agreement, dated as of December 1, 2000 with Edward F. Giles* (12)

10.16	Amendment dated as of February 4, 2004 to September 9, 2002 Change of Control Agreement between the Company and Edward F. Giles*

10.17	Employment Agreement, dated as of February 6, 2003 with Kellye L. Walker*

No.	Exhibit

10.18	Amended and Restated Form of Change of Control Severance Agreement between the Company and officers of the Company* (6)

10.19	Form of Indemnification Agreement between the Company and officers of the Company* (3)

10.20	BJ’s Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees, as amended* (7)

10.20a	Amendment dated as of February 4, 2004 to BJ’s Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees, as amended*

10.21	Credit Agreement, dated June 12, 2002, among the Company and certain banks (9)

10.21a	Amendment No. 1, dated as of August 13, 2002 to Credit Agreement dated June 12, 2002 among the Company and certain banks (10)

10.22	Indemnification Agreement, dated as of April 18, 1997, between the Company and The TJX Companies, Inc. (4)

21.0	Subsidiaries of the Company

23.0	Consent of Independent Accountants

31.1	Chief Executive Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Chief Executive Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Chief Financial Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or other compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Commission File No. 333-31015)

(2)	Incorporated herein by reference to the Current Report on Form 8-K, dated July 28, 1997, of HomeBase, Inc. (Commission File No. 001-10259)

(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 26, 1997 (Commission File No. 001-13143)

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Commission File No. 333-25511)

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of April 7, 1999 (Commission File No. 001-13143)

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 1999 (Commission File No. 001-13143)

(7)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (Commission File No. 001-13143)

(8)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2000 (Commission File No. 001-13143)

(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2002 (Commission File No. 001-13143)

(10)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2002 (Commission File No. 001-13143)

(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2002 (Commission File No. 001-13143)

(12)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (Commission File No. 001-13143)

(13)	Incorporated herein by reference to Appendix C of the Company’s Definitive Proxy Statement as filed in April 22, 2003 (Commission File No. 001-13143)

(14)	Incorporated herein by reference to Appendix D of the Company’s Definitive Proxy Statement as filed on April 22, 2003 (Commission File No. 001-13143)

(15)	Incorporated herein by reference to Appendix E of the Company’s Definitive Proxy Statement as filed on April 22, 2003 (Commission File No. 001-13143)

(16)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003 (Commission File No. 001-13143)

C. Reports on Form 8-K.

On February 9, 2004, the Company furnished a Current Report on Form 8-K, dated February 5, 2004, to report under Item 12 information with respect to sales results for the fiscal month, quarter and year ended January 31, 2004.

On March 2, 2004, the Company furnished a Current Report on Form 8-K, dated March 2, 2004, to report under Item 12 information with respect to financial results for the fiscal quarter and year ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC.

Dated: April 14, 2004	/s/ MICHAEL T. WEDGE

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

Dated: April 14, 2004