Form 10-Q
period 2004-05-01
BJS WHOLESALE CLUB INC
filed 2004-06-09
CIK 1037461

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For Quarter Ended May 1, 2004

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

The number of shares of the Registrant’s common stock outstanding as of May 29, 2004: 69,516,029

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
	(Dollars in Thousands except Per Share Amounts)
Net sales	$1,610,958	$1,437,549
Membership fees and other	36,666	33,572

Total revenues	1,647,624	1,471,121

Cost of sales, including buying and occupancy costs	1,497,600	1,333,423
Selling, general and administrative expenses	123,200	113,916
Preopening expenses	219	3,989

Operating income	26,605	19,793
Interest expense, net	(111)	(68)
Gain (loss) on contingent lease obligations	(73)	814

Income from continuing operations before income taxes and cumulative effect of accounting principle changes	26,421	20,539
Provision for income taxes	10,171	7,870

Income from continuing operations before cumulative effect of accounting principle changes	16,250	12,669
Loss from discontinued operations, net of income tax benefit of $88 and $99	(132)	(149)

Income before cumulative effect of accounting principle changes	16,118	12,520
Cumulative effect of accounting principle changes	—	(1,253)

Net income	$16,118	$11,267

Basic and diluted earnings per common share:
Income from continuing operations before cumulative effect of accounting principle changes	$0.23	$0.18
Loss from discontinued operations	—	—
Cumulative effect of accounting principle changes	—	(0.02)

Net income	$0.23	$0.16

Number of common shares for earnings per share computations:
Basic	69,809,300	69,288,640
Diluted	70,362,007	69,396,765

Pro forma amounts assuming accounting principle changes are applied retroactively:
Net income	$16,118	$12,520

Basic and diluted earnings per common share	$0.23	$0.18

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

	May 1, 2004	January 31, 2004	May 3, 2003
	(Unaudited)		(Unaudited)
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$75,954	$78,720	$42,100
Accounts receivable	63,332	78,672	57,100
Merchandise inventories	707,651	709,362	659,046
Current deferred income taxes	18,998	19,326	19,280
Prepaid expenses	19,465	22,640	17,253

Total current assets	885,400	908,720	794,779

Property at cost:
Land and buildings	541,127	539,885	498,452
Leasehold costs and improvements	121,900	121,128	105,428
Furniture, fixtures and equipment	490,818	479,444	432,892

	1,153,845	1,140,457	1,036,772
Less: accumulated depreciation and amortization	375,500	351,153	316,072

	778,345	789,304	720,700
Other assets	23,016	23,085	23,292

Total assets	$1,686,761	$1,721,109	$1,538,771

LIABILITIES
Current liabilities:
Short-term debt	$—	$—	$40,000
Current installments of long-term debt	407	400	—
Accounts payable	488,944	506,988	442,279
Accrued expenses and other current liabilities	184,473	205,669	168,912
Accrued federal and state income taxes	30,462	37,928	21,657
Closed store lease obligations due within one year	8,428	10,448	21,214

Total current liabilities	712,714	761,433	694,062

Long-term debt, less portion due within one year	3,521	3,625	—
Noncurrent closed store lease obligations	11,055	11,463	21,663
Other noncurrent liabilities	61,468	58,199	52,894
Deferred income taxes	35,429	34,168	18,008
Commitments and contingencies	—	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	51,039	52,683	62,008
Retained earnings	980,651	964,533	872,959
Treasury stock, at cost, 4,830,655, 4,620,587 and 5,117,583 shares	(169,860)	(165,739)	(183,567)

Total stockholders’ equity	862,574	852,221	752,144

Total liabilities and stockholders’ equity	$1,686,761	$1,721,109	$1,538,771

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,118	$11,267
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on contingent lease obligations	73	(814)
Provision for store closing costs	220	248
Cumulative effect of accounting principle changes	—	1,253
Depreciation and amortization of property	24,413	20,256
Loss on property disposals	20	194
Other noncash items (net)	245	216
Deferred income taxes	1,589	6,803
Tax benefit from exercise of stock options	217	—
Increase (decrease) in cash due to changes in:
Accounts receivable	15,340	6,029
Merchandise inventories	1,711	(27,511)
Prepaid expenses	3,175	1,773
Other assets	9	(492)
Accounts payable	(12,058)	19,968
Accrued expenses	(4,607)	2,018
Accrued income taxes	(7,466)	(3,311)
Closed store lease obligations	(2,728)	(14,890)
Other noncurrent liabilities	3,111	207

Net cash provided by operating activities	39,382	23,214

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(30,446)	(55,636)
Proceeds from property disposals	390	15

Net cash used in investing activities	(30,056)	(55,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing of short-term debt, net	—	40,000
Repayment of long-term debt	(97)	—
Proceeds from issuance of common stock	1,951	51
Purchase of treasury stock	(7,960)	—
Changes in book overdrafts	(5,986)	1,773

Net cash provided by (used in) financing activities	(12,092)	41,824

Net increase (decrease) in cash and cash equivalents	(2,766)	9,417
Cash and cash equivalents at beginning of year	78,720	32,683

Cash and cash equivalents at end of period	$75,954	$42,100

Noncash financing and investing activities:
Treasury stock issued for compensation plans	$3,839	$284
Addition of asset retirement costs	—	6,174

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
				(In Thousands)
Balance, February 1, 2003	74,410	$744	$62,218	$861,692	(5,126)	$(183,851)	$740,803
Net income	—	—	—	11,267	—	—	11,267
Sale and issuance of common stock	—	—	(210)	—	8	284	74

Balance, May 3, 2003	74,410	$744	$62,008	$872,959	(5,118)	$(183,567)	$752,144

Balance, January 31, 2004	74,410	$744	$52,683	$964,533	(4,621)	$(165,739)	$852,221
Net income	—	—	—	16,118	—	—	16,118
Sale and issuance of common stock	—	—	(1,644)	—	107	3,839	2,195
Purchase of treasury stock	—	—	—	—	(317)	(7,960)	(7,960)

Balance, May 1, 2004	74,410	$744	$51,039	$980,651	(4,831)	$(169,860)	$862,574

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for BJ’s Wholesale Club, Inc. (“BJ’s” or “the Company” or “we”) for the quarter ended May 1, 2004 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

2. The interim financial statements are unaudited and reflect all normal recurring adjustments we considered necessary for a fair presentation of our financial statements in accordance with generally accepted accounting principles.

3. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

4. The components of interest expense, net were as follows (amounts in thousands):

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Interest income	$110	$23
Capitalized interest	1	127
Interest expense on debt	(222)	(218)

Interest expense, net	$(111)	$(68)

5. The following details the calculation of earnings per share from continuing operations before the cumulative effect of accounting principle changes for the periods presented below (amounts in thousands except per share amounts):

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Income from continuing operations before cumulative effect of accounting principle changes	$16,250	$12,669

Weighted-average number of common shares outstanding, used for basic computation	69,809	69,289
Plus: Incremental shares from assumed exercise of stock options	553	108

Weighted-average number of common and dilutive potential common shares outstanding	70,362	69,397

Basic earnings per share	$0.23	$0.18

Diluted earnings per share	$0.23	$0.18

Options to purchase 2,505,173 shares at a weighted-average exercise price of $29.31 and 4,981,210 shares at a weighted-average exercise price of $27.61 were outstanding at May 1, 2004 and May 3, 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the thirteen weeks then ended.

6. We account for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. We do include stock-based employee compensation cost for restricted stock in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
	(Dollars in Thousands except Per Share Amounts)
Net income, as reported	$16,118	$11,267
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	16	14
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,618)	(1,299)

Pro forma net income	$14,516	$9,982

Earnings per share:
Basic - as reported	$0.23	$0.16

Basic - pro forma	$0.21	$0.14

Diluted - as reported	$0.23	$0.16

Diluted - pro forma	$0.21	$0.14

7. The following table summarizes activity relating to our obligations for House2Home, Inc. (“House2Home”) and BJ’s closed store leases:

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
	(Dollars in Thousands)
Reserves for closed store liabilities, beginning of year	$21,911	$58,334
Interest accretion charges	293	633
Credit for decrease to reserve	—	(1,200)
Cash payments and fixed asset write-offs	(2,721)	(14,890)

Reserves for closed store liabilities, end of period	$19,483	$42,877

During the quarter ended May 3, 2003, we settled five House2Home leases through lump sum payments. Based on progress made in settling these leases and an evaluation of our remaining obligations, we recorded a $1.2 million pretax credit ($0.7 million after tax) in last year’s first quarter to reduce our contingent lease obligations.

As of May 1, 2004, we have settled 39 of the 41 House2Home leases for which we were originally contingently liable, including lump sum settlements for 36 leases. Three other House2Home properties (for which we remain contingently liable) have been assigned to third parties. None of the leases for the three BJ’s clubs closed in November 2002 has been settled or subleased. We have reserved a total of $19,483,000 associated with our obligations for the remaining leases for two House2Home stores and three BJ’s closed clubs as of May 1, 2004.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $52 million at May 1, 2004.

8. During last year’s first quarter ended May 3, 2003, we adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” We recorded a post-tax charge of $1,253,000, or $.02 per diluted share, to reflect the cumulative effect of adopting this accounting principle change as of the beginning of the fiscal year.

9. Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
	(Dollars in Thousands)
Service cost	$110	$97
Interest cost	56	44
Amortization of unrecognized loss	14	9

Net periodic benefit cost	$180	$150

10. We have a $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at May 1, 2004. We are required to pay an annual facility fee which is currently 0.175% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.575% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the average daily amount of credit used under the facility during the calendar quarter. The facility fee, Eurodollar margin and usage fee are subject to change based upon our fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all other covenants. We were in compliance with the covenants and other requirements set forth in our credit agreement at May 1, 2004.

In addition to the credit agreement, we maintain a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $19.5 million was outstanding at May 1, 2004, and also maintain a $25 million uncommitted credit line for short-term borrowings.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at May 1, 2004. As of May 3, 2003, borrowings of $40.0 million were outstanding under our bank credit agreement for short-term working capital uses.

11. BJ’s has filed proofs of claim against House2Home, Inc. for claims arising under certain agreements between BJ’s and House2Home in connection with the BJ’s spin-off from Waban Inc. in July 1997. These claims arise primarily from BJ’s indemnification of TJX with respect to TJX’s guarantee of House2Home leases and from the Tax Sharing Agreement dated July 28, 1997 between BJ’s and House2Home. House2Home and BJ’s have settled BJ’s claims against House2Home. The settlement provides that BJ’s will have an unsecured claim of approximately $37.9 million, on account of claims under the Tax Sharing Agreement and indemnification payments which have been made to TJX. The settlement agreement was approved by the United States Bankruptcy Court for the Central District of California on November 10, 2003. (House2Home has stated in its Disclosure Statement filed with the Bankruptcy Court that it expects to pay between 18.5% and 39.1% of its unsecured claims.) As part of the settlement, BJ’s has been released of all claims that House2Home and its bankruptcy estate may have had against BJ’s, including $1.7 million owed by BJ’s to House2Home under the Tax Sharing Agreement. We recognized this amount as a reduction in our tax provision in the fourth quarter of 2003. In addition, BJ’s and the Indenture Trustee for House2Home’s Convertible Subordinated Notes have settled BJ’s claim regarding the priority of amounts owed to BJ’s. Under the settlement, BJ’s is entitled to a payment of up to $2.5 million. We are unable to determine the amount and timing of any future recoveries under the claims and, therefore, have not recognized such claims in our financial statements.

12. The Financial Accounting Standards Board (“FASB”) and the Emerging Issues Task Force (“EITF”) issued the following standards which became effective in the fourth quarter of last year and the first quarter of this year:

•	FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised in December 2003, addresses consolidation by business enterprises of variable interest entities, which have certain characteristics as defined in the standard.

Application of this Interpretation was required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of this Interpretation has resulted in no change from our existing reporting.

•	Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of this revised statement have been applied in our report on Form 10-K for the fiscal year ended January 31, 2004 and in this report on Form 10-Q for the quarter ended May 1, 2004.

•	EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”), provides guidance for the reporting of vendor consideration received by a reseller as it relates to manufacturers’ incentives (such as rebates or coupons) tendered by consumers. Vendor consideration may be included in revenues only if defined criteria are met. Otherwise, such consideration would be recorded as a decrease in cost of sales. The provisions of EITF 03-10 became effective in this year’s first quarter. As permitted by the transition provisions of EITF 03-10, we have reclassified last year’s sales and cost of sales for comparative purposes in this report. Implementation of EITF 03-10 has no effect on gross margin dollars, net income or cash flows, but certain vendor coupons or rebates which had been recorded in sales in the past are being recognized as a reduction of cost of sales. The implementation of EITF 03-10 resulted in decreases in both sales and cost of sales of $10.3 million in this year’s first quarter and $4.1 million in last year’s first quarter.

13. Certain amounts in the prior year’s financial statements have been reclassified for comparative purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Weeks (First Quarter) Ended May 1, 2004 versus Thirteen Weeks Ended May 3, 2003.

Critical Accounting Policies and Estimates

The preparation of our unaudited quarterly financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Some accounting policies have a significant impact on amounts reported in these financial statements. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004 in the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the first quarter ended May 1, 2004 rose 12.1% to $1.61 billion from $1.44 billion reported in last year’s first quarter. This increase was due to comparable club sales increases and to the opening of new clubs and gasoline stations. The increase in comparable club sales represented 54% of the increase in total net sales from the first quarter of 2003 to the first quarter of 2004. New clubs accounted for the remainder of the increase. Adjusting each period for shifts between certain food and general merchandise categories, food accounted for 58% of total food and general merchandise sales in this year’s first quarter versus 57% in last year’s first quarter.

Comparable club sales increased by 6.6% over last year in the first quarter, including a 0.4% contribution from gasoline sales. On a comparable club basis, food sales increased by approximately 9% in this year’s first quarter and general merchandise sales increased by approximately 4%. We were able to achieve these comparable club sales increases despite the disruption caused by our re-merchandising of approximately 75% of the aisles in our clubs. Food sales continued to be strong, paced by our fresh food business. Sales in weather sensitive categories were adversely affected by cool and wet conditions in the Northeast in April.

Total revenues included membership fees of $33.1 million in this year’s first quarter versus $30.3 million in last year’s comparable period. This increase was due principally to the opening of new clubs.

Cost of sales (including buying and occupancy costs) was 92.96% of net sales in this year’s first quarter versus 92.76% in last year’s first quarter. The major contributing factor to this change was a combination of this year’s higher gasoline sales and lower gasoline margins as compared to last year, when market conditions allowed us to realize higher than normal margins. Buying and occupancy costs as a percentage of sales also increased over last year. The effect of these unfavorable variances were partially offset by improved food and general merchandise margins.

Selling, general and administrative (“SG&A”) expenses were 7.65% of net sales in the first quarter versus 7.92% in last year’s comparable period. This decrease was due principally to income from a settlement of medical claims overcharges from a former plan administrator, and lower advertising and renovation expenses, partially offset by increases in payroll and payroll benefit costs.

Total SG&A expenses rose by $9.3 million from the first quarter of 2003 to the first quarter of 2004. Payroll and benefits accounted for 79% of all SG&A expenses in this year’s first quarter versus 75% last year. Major changes in SG&A expenses included increases in payroll and benefits of $12.0 million, partially offset by the medical claims settlement of $2.3 million ($1.4 million after tax, or $.02 per diluted share) and decreases totaling $2.7 million in advertising and club renovation expenses.

Preopening expenses were $0.2 million in the first quarter this year compared with $4.0 million in last year’s first quarter. No new clubs were opened in this year’s first quarter. We opened a new cross-dock facility in Jacksonville, Florida, and three new clubs in last year’s first quarter. This year’s planned club openings are more heavily weighted toward the second half of the year than last year’s openings.

Net interest expense was $0.1 million in both this year’s and last year’s first quarters.

This year’s first quarter loss on contingent lease obligations of $0.1 million consisted entirely of interest accretion charges. During last year’s first quarter, we recorded interest accretion charges of $0.4 million and a $1.2 million credit to reduce our contingent lease obligations. On an after-tax basis, this credit was $0.7 million, or $.01 per diluted share.

Our income tax provision was 38.5% of pretax income from continuing operations in the first quarter of 2004 versus 38.3% in last year’s first quarter.

Income from continuing operations before the cumulative effect of accounting principle changes was $16.3 million, or $.23 per diluted share, in this year’s first quarter versus $12.7 million, or $.18 per diluted share, in last year’s comparable period. Loss from discontinued operations (net of income tax benefit) was $132,000 in this year’s first quarter versus $149,000 in last year’s comparable period, and consists of interest accretion charges associated with three clubs that closed in 2002.

During last year’s first quarter ended May 3, 2003, we adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” We recorded a post-tax charge of $1,253,000, or $.02 per diluted share, to reflect the cumulative effect of adopting this accounting principle change as of the beginning of the fiscal year.

Net income for the first quarter was $16.1 million, or $.23 per diluted share, this year versus $11.3 million, or $.16 per diluted share, last year.

This year’s first quarter was marked by a major re-merchandising effort which was based on initial findings from our new member analysis and segmentation program that we call “Member Insight.” We accelerated our timeline for this project so it could be completed in the first quarter. We discontinued selected items, including large exercise equipment, treadmills and weight sets, slower moving automotive items and certain stationery items. We are replacing them with generally faster-turning items including additional beverages, “low-carb” foods, paper goods, nutritional foods, salty snacks and ethnic foods. These tend to be non-overlapping items with our competitors and, as such, carry slightly higher margins than other items in their categories. There will be an increased emphasis on fresh foods, private brands and fashion. The ultimate goal of re-merchandising our clubs is to drive margin expansion in addition to boosting shopping frequency and sales.

The Company operated 150 clubs on May 1, 2004 versus 143 clubs on May 3, 2003.

Seasonality

Our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards

The FASB and the EITF issued the following standards which became effective in the fourth quarter of last year and the first quarter of this year:

•	FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised in December 2003, addresses consolidation by business enterprises of variable interest entities, which have certain characteristics as defined in the standard.

Application of this Interpretation was required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of this Interpretation has resulted in no change from our existing reporting.

•	Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of this revised statement have been applied in our report on Form 10-K for the fiscal year ended January 31, 2004 and in this report on Form 10-Q for the quarter ended May 1, 2004.

•	EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”), provides guidance for the reporting of vendor consideration received by a reseller as it relates to manufacturers’ incentives (such as rebates or coupons) tendered by consumers. Vendor consideration may be included in revenues only if defined criteria are met. Otherwise, such consideration would be recorded as a decrease in cost of sales. The provisions of EITF 03-10 became effective in this year’s first quarter. As permitted by the transition provisions of EITF 03-10, we have reclassified last year’s sales and cost of sales for comparative purposes in this report. Implementation of EITF 03-10 has no effect on gross margin dollars, net income or cash flows, but certain vendor coupons or rebates which had been recorded in sales in the past are being recognized as a reduction of cost of sales. The implementation of EITF 03-10 resulted in decreases in both sales and cost of sales of $10.3 million in this year’s first quarter and $4.1 million in last year’s first quarter.

Liquidity and Capital Resources

Net cash provided by operating activities was $39.4 million in the first three months of 2004 versus $23.2 million in last year’s comparable period. Merchandise inventories, net of accounts payable, increased by $10.3 million in the first three months of this year versus $7.5 million in last year’s comparable period. The ratio of accounts payable to merchandise inventories improved from 67.1% in last year’s first quarter to 69.1% this year. Cash expenditures for closed store lease obligations were $12.2 million lower than last year for the quarter.

Cash expended for property additions was $30.4 million in this year’s first quarter versus $55.6 million in last year’s comparable period. No new clubs were opened in this year’s first quarter. We opened a new owned cross-dock facility in Jacksonville, Florida, and three new leased clubs in the first quarter of 2003. The refurbishment of fourteen existing clubs was also substantially completed in the first quarter of 2003. No new gasoline stations were opened in this year’s first quarter. Three new gasoline stations were opened in last year’s first quarter.

The Company’s full-year capital expenditures are expected to total approximately $160 to $175 million in 2004, based on plans to open approximately 10 new clubs and 10 to 12 gasoline stations. We also plan to refurbish 15 to 20 clubs over the remainder of the year. The timing of actual club and gas station openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

During this year’s first quarter we repurchased 317,100 shares of our common stock for $8.0 million. We did not repurchase any shares of our common stock in last year’s first quarter. As of May 1, 2004, our remaining repurchase authorization was $82.5 million.

We have a $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at May 1, 2004. We are required to pay an annual facility fee which is currently 0.175% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.575% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the average daily amount of credit used under the facility during the calendar quarter. The facility fee, Eurodollar margin and usage fee are subject to change based upon our fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all other covenants. We have no credit rating triggers that would accelerate the maturity date of debt if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at May 1, 2004.

In addition to the credit agreement, we maintain a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $19.5 million was outstanding at May 1, 2004, and also maintain a $25 million uncommitted credit line for short-term borrowings.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at May 1, 2004. As of May 3, 2003, borrowings of $40.0 million were outstanding under our bank credit agreement for short-term working capital uses.

Increases in merchandise inventories and accounts payable from May 3, 2003 to May 1, 2004 were due primarily to the addition of new clubs.

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

Pursuant to an agreement with The TJX Companies, Inc. (“TJX”) and in connection with House2Home’s filing for bankruptcy on November 7, 2001, we recorded a pretax charge of $105.0 million for our estimated loss associated with House2Home leases in 2001. Based on a continuing evaluation of our remaining obligations and the significant progress made in settling liabilities for House2Home leases, we recorded pretax gains of $20.0 million in 2002 and $5.5 million in 2003 to reduce our estimated liability related to House2Home contingent lease obligations.

As of May 1, 2004, we have settled 39 of the 41 House2Home leases for which we were originally contingently liable, including lump sum settlements for 36 leases. Three other House2Home properties (for which we remain contingently liable) have been assigned to third parties. None of the leases for the three BJ’s clubs closed in November 2002 has been settled or subleased. We have reserved a total of $19.5 million associated with our obligations for the remaining leases for two House2Home stores and three BJ’s closed clubs as of May 1, 2004.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $52 million at May 1, 2004.

BJ’s has filed proofs of claim against House2Home, Inc. for claims arising under certain agreements between BJ’s and House2Home in connection with the BJ’s spin-off from Waban Inc. in July 1997. These claims arise primarily from BJ’s indemnification of TJX with respect to TJX’s guarantee of House2Home leases and from the Tax Sharing Agreement dated July 28, 1997 between BJ’s and House2Home. House2Home and BJ’s have settled BJ’s claims against House2Home. The settlement provides that BJ’s will have an unsecured claim of approximately $37.9 million, on account of claims under the Tax Sharing Agreement and indemnification payments which have been made to TJX. The settlement agreement was approved by the United States Bankruptcy Court for the Central District of California on November 10, 2003. (House2Home has stated in its Disclosure Statement filed with the Bankruptcy Court that it expects to pay between 18.5% and 39.1% of its unsecured claims.) As part of the settlement, BJ’s has been released of all claims that House2Home and its bankruptcy estate may have had against BJ’s, including $1.7 million owed by BJ’s to House2Home under the Tax Sharing Agreement. We recognized this amount as a reduction in our tax provision in the fourth quarter of 2003. In addition, BJ’s and the Indenture Trustee for House2Home’s Convertible Subordinated Notes have settled BJ’s claim regarding the priority of amounts owed to BJ’s. Under the settlement, BJ’s is entitled to a payment of up to $2.5 million. We are unable to determine the amount and timing of any future recoveries under the claims and, therefore, have not recognized such claims in our financial statements.

Cash and cash equivalents totaled $76.0 million as of May 1, 2004. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of our credit agreement, which expires June 13, 2005. However, we may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club and gas station openings, lease obligations under our indemnification agreement with TJX, lease obligations in connection with three closed clubs and other information with respect to our plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, economic and weather conditions and state and local regulation in our markets; competitive conditions; our success in settling lease obligations under our indemnification agreement with TJX and in connection with the closing of three of our own clubs; and events which might cause our 1997 spin-off from Waban Inc. not to qualify for tax-free treatment. Each of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Any forward-looking statements represent our estimates only as of the day this quarterly report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Earlier this year, the Company was notified by credit card issuers of information suggesting that the Company may have been the victim of credit card account data theft. Specifically, BJ’s was advised that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, the Company retained a leading computer security firm to conduct a forensic analysis of its information technology systems with a goal of determining whether a breach had in fact occurred. While no conclusive evidence of a breach was found, the computer security firm concluded that: (1) the Company’s centralized computer system that serves as the aggregation point for all BJ’s credit card transactions chain-wide had not been breached and (2) any breach would have likely occurred in a more decentralized fashion involving club-level systems. On March 12, 2004, after the Company’s receipt of the computer security firm’s preliminary report of findings, the Company issued a public statement alerting consumers to the potential security breach. The Company has received certain claims relating to this matter that, if successful, would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal year. The Company is unable to predict whether further claims will be asserted and, if so, whether such claims would have a material adverse effect on the Company’s results of operations. Based on measures the Company has implemented, the Company is confident in the current safety and integrity of its systems.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to market risk as of May 1, 2004 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at May 1, 2004. We have not used derivative financial instruments.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 1, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of May 1, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended May 1, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceeding

A discussion of the House2Home bankruptcy proceeding appears in Part I of this Form 10-Q and is incorporated herein by reference.

Item 2- Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes our share repurchase activity in the quarter ended May 1, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Amount that May Yet Be Purchased Under the Program
2004				(Dollars in Thousands)
Feb. 1 – Feb. 28	—	$—	—	$90,457
Feb. 29 – Apr. 3	—	—	—	90,457
Apr. 4 – May 1	317,100	25.10	317,100	82,497

Total year to date	317,100	$25.10	317,100	$82,497

We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; and additional increases of $100 million each in press releases dated September 26, 2001 and August 20, 2002. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through May 1, 2004, we repurchased approximately 10.1 million shares for a total of $317.5 million, leaving a remaining authorization of $82.5 million.

Item 4 - Submission of Matters to a Vote of Security Holders

At the 2004 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) held on May 20, 2004, the following matters were acted upon by BJ’s stockholders:

•	The re-election of directors S. James Coppersmith, Thomas J. Shields and Herbert J. Zarkin for three-year terms ending in 2007.

•	Approval of an amendment to the Company’s 1997 Stock Incentive Plan, as amended (the “Plan”), to increase the number of shares authorized for issuance thereunder by 4,000,000 and to make other changes to the Plan as described in the Company’s proxy statement.

•	Ratification of the Audit Committee’s selection of PricewaterhouseCoopers as the Company’s independent registered public accounting firm for the fiscal year ending January 29, 2005.

The number of shares of common stock outstanding and entitled to vote at the Annual Meeting was 69,873,728.

The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	Votes For	Votes Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of Directors:
S. James Coppersmith	60,955,317	2,902,692	N/A	N/A	N/A
Thomas J. Shields	62,713,938	1,144,071	N/A	N/A	N/A
Herbert J. Zarkin	61,634,347	2,223,662	N/A	N/A	N/A

Approval of Amendment to 1997 Stock Incentive Plan	42,381,866	N/A	12,884,041	624,489	7,967,613

Ratification of Independent Registered Public Accounting Firm	62,437,261	N/A	1,380,109	40,639	N/A

The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Ronald R. Dion, Bert N. Mitchell, Lorne R. Waxlax and Michael T. Wedge.

On May 26, 2004, the Company announced the election of Paul Danos and Helen Frame Peters to its Board of Directors, effective May 24, 2004.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	BJ’s Wholesale Club, Inc. 1997 Stock Incentive Plan, as amended.

31.1	Chief Executive Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On May 7, 2004, we furnished a Current Report on Form 8-K, dated May 6, 2004, to report under Item 12 information with respect to sales results for the fiscal month and quarter ended May 1, 2004.

On May 18, 2004, we furnished a Current Report on Form 8-K, dated May 18, 2004, to report under Item 12 information with respect to financial results for the fiscal quarter ended May 1, 2004.

On May 21, 2004, we furnished a Current Report on Form 8-K, dated May 21, 2004, to report under Item 9 information with respect to recast monthly sales for the fiscal year ended January 31, 2004, which will conform with the current year’s financial statement presentation, as permitted by the transition provisions of EITF 03-10.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC.
(Registrant)

Date: June 9, 2004	/S/ MICHAEL T. WEDGE
Michael T. Wedge
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 9, 2004	/S/ FRANK D. FORWARD
Frank D. Forward
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)