Form 10-Q
period 2004-07-31
BJS WHOLESALE CLUB INC
filed 2004-08-17
CIK 1037461

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended July 31, 2004

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

The number of shares of the Registrant’s common stock outstanding as of August 16, 2004: 69,644,203

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	July 31, 2004	August 2, 2003
	(Dollars in Thousands except Per Share Amounts)
Net sales	$1,839,988	$1,635,017
Membership fees and other	38,281	34,455

Total revenues	1,878,269	1,669,472

Cost of sales, including buying and occupancy costs	1,692,759	1,505,914
Selling, general and administrative expenses	137,242	126,257
Provision for credit card claims	6,000	—
Preopening expenses	1,720	1,659

Operating income	40,548	35,642
Interest income (expense), net	130	(22)
Gain on contingent lease obligations	4,407	422

Income from continuing operations before income tax	45,085	36,042
Provision for income taxes	16,956	13,932

Income from continuing operations	28,129	22,110
Loss from discontinued operations, net of income tax benefit of $86 and $96	(130)	(144)

Net income	$27,999	$21,966

Basic and diluted earnings per share:
Income from continuing operations	$0.40	$0.32
Loss from discontinued operations	—	—

Net income	$0.40	$0.32

Number of common shares for earnings per share computations:
Basic	69,533,945	69,322,159
Diluted	69,957,458	69,541,598

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003
	(Dollars in Thousands except Per Share Amounts)
Net sales	$3,450,946	$3,072,566
Membership fees and other	74,947	68,027

Total revenues	3,525,893	3,140,593

Cost of sales, including buying and occupancy costs	3,190,359	2,839,337
Selling, general and administrative expenses	260,442	240,173
Provision for credit card claims	6,000	—
Preopening expenses	1,939	5,648

Operating income	67,153	55,435
Interest income (expense), net	19	(90)
Gain on contingent lease obligations	4,334	1,236

Income from continuing operations before income taxes and cumulative effect of accounting principle changes	71,506	56,581
Provision for income taxes	27,127	21,802

Income from continuing operations before cumulative effect of accounting principle changes	44,379	34,779
Loss from discontinued operations, net of income tax benefit of $174 and $195	(262)	(293)

Income before cumulative effect of accounting principle changes	44,117	34,486
Cumulative effect of accounting principle changes	—	(1,253)

Net income	$44,117	$33,233

Basic earnings per common share:
Income from continuing operations before cumulative effect of accounting principle changes	$0.64	$0.50
Loss from discontinued operations	(0.01)	—
Cumulative effect of accounting principle changes	—	(0.02)

Net income	$0.63	$0.48

Diluted earnings per common share:
Income from continuing operations before cumulative effect of accounting principle changes	$0.63	$0.50
Loss from discontinued operations	—	—
Cumulative effect of accounting principle changes	—	(0.02)

Net income	$0.63	$0.48

Number of common shares for earnings per share computations:
Basic	69,671,623	69,305,399
Diluted	70,161,263	69,444,819
Pro forma amounts assuming accounting principle changes are applied retroactively:
Net income	$44,117	$34,486

Basic and diluted earnings per common share	$0.63	$0.50

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2004	January 31, 2004	August 2, 2003
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$146,302	$78,720	$44,919
Accounts receivable	72,055	78,672	60,956
Merchandise inventories	700,128	709,362	652,406
Current deferred income taxes	17,707	19,326	18,195
Prepaid expenses	17,241	22,640	16,640

Total current assets	953,433	908,720	793,116

Property at cost:
Land and buildings	541,613	539,885	508,342
Leasehold costs and improvements	124,022	121,128	110,465
Furniture, fixtures and equipment	496,052	479,444	454,759

	1,161,687	1,140,457	1,073,566
Less: accumulated depreciation and amortization	389,270	351,153	337,138

	772,417	789,304	736,428
Other assets	22,969	23,085	23,744

Total assets	$1,748,819	$1,721,109	$1,553,288

LIABILITIES
Current liabilities:
Current installments of long-term debt	$414	$400	$—
Accounts payable	522,683	506,988	477,620
Accrued expenses and other current liabilities	188,036	205,669	163,744
Accrued federal and state income taxes	25,976	37,928	27,778
Closed store lease obligations due within one year	8,471	10,448	17,300

Total current liabilities	745,580	761,433	686,442

Long-term debt, less portion due within one year	3,415	3,625	—
Noncurrent closed store lease obligations	10,627	11,463	17,728
Other noncurrent liabilities	62,868	58,199	53,728
Deferred income taxes	39,974	34,168	20,679
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	43,810	52,683	60,956
Retained earnings	1,008,650	964,533	894,925
Treasury stock, at cost, 4,869,831, 4,620,587 and 5,071,513 shares	(166,849)	(165,739)	(181,914)

Total stockholders’ equity	886,355	852,221	774,711

Total liabilities and stockholders’ equity	$1,748,819	$1,721,109	$1,553,288

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,117	$33,233
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit card claims	6,000	—
(Gain) loss on contingent lease obligations	132	(1,236)
Provision for store closing costs	436	488
Cumulative effect of accounting principle changes	—	1,253
Depreciation and amortization of property	48,671	41,576
(Gain) loss on property disposals	(16)	295
Other noncash items (net)	492	440
Deferred income taxes	7,425	10,559
Tax benefit from exercise of stock options	2,525	115
Increase (decrease) in cash due to changes in:
Accounts receivable	6,617	2,173
Merchandise inventories	9,234	(20,871)
Prepaid expenses	5,399	2,386
Other assets	(5)	(1,005)
Accounts payable	27,920	49,359
Accrued expenses	(6,470)	1,671
Accrued income taxes	(11,952)	2,810
Closed store lease obligations	(3,388)	(22,558)
Other noncurrent liabilities	4,350	599

Net cash provided by operating activities	141,487	101,287

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(49,384)	(97,320)
Proceeds from property disposals	461	32

Net cash used in investing activities	(48,923)	(97,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(196)	—
Proceeds from issuance of common stock	5,453	514
Purchase of treasury stock	(18,014)	—
Changes in book overdrafts	(12,225)	7,723

Net cash provided by (used in) financing activities	(24,982)	8,237

Net increase in cash and cash equivalents	67,582	12,236
Cash and cash equivalents at beginning of year	78,720	32,683

Cash and cash equivalents at end of period	$146,302	$44,919

Noncash financing and investing activities:
Treasury stock issued for compensation plans	$16,904	$1,937
Addition of asset retirement costs	—	6,477

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
	(In Thousands)
Balance, February 1, 2003	74,410	$744	$62,218	$861,692	(5,126)	$(183,851)	$740,803
Net income	—	—	—	33,233	—	—	33,233
Sale and issuance of common stock	—	—	(1,262)	—	54	1,937	675

Balance, August 2, 2003	74,410	$744	$60,956	$894,925	(5,072)	$(181,914)	$774,711

Balance, January 31, 2004	74,410	$744	$52,683	$964,533	(4,621)	$(165,739)	$852,221
Net income	—	—	—	44,117	—	—	44,117
Sale and issuance of common stock	—	—	(8,873)	—	481	16,904	8,031
Purchase of treasury stock	—	—	—	—	(730)	(18,014)	(18,014)

Balance, July 31, 2004	74,410	$744	$43,810	$1,008,650	(4,870)	$(166,849)	$886,355

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for BJ’s Wholesale Club, Inc. (“BJ’s” or “the Company” or “we”) for the quarter and six months ended July 31, 2004 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

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

4. The components of interest income (expense), net were as follows (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Interest income	$347	$74	$457	$97
Capitalized interest	2	61	3	188
Interest expense on debt	(219)	(157)	(441)	(375)

Interest income (expense), net	$130	$(22)	$19	$(90)

5. The following details the calculation of earnings per share from continuing operations before the cumulative effect of accounting principle changes for the periods presented below (amounts in thousands except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Income from continuing operations before cumulative effect of accounting principle changes	$28,129	$22,110	$44,379	$34,779

Weighted-average number of common shares outstanding, used for basic computation	69,534	69,322	69,672	69,305
Plus: Incremental shares from assumed exercise of stock options	423	220	489	140

Weighted-average number of common and dilutive potential common shares outstanding	69,957	69,542	70,161	69,445

Basic earnings per share	$0.40	$0.32	$0.64	$0.50

Diluted earnings per share	$0.40	$0.32	$0.63	$0.50

Options to purchase the following shares were outstanding at July 31, 2004 and August 2, 2003, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the periods indicated.

	Number of Shares	Weighted-Average Exercise Price
Thirteen weeks ended July 31, 2004	2,887,723	$28.53
Twenty-six weeks ended July 31, 2004	2,487,723	$29.32
Thirteen weeks ended August 2, 2003	3,091,095	$26.08
Twenty-six weeks ended August 2, 2003	4,244,929	$23.08

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(Dollars in Thousands except Per Share Amounts)
Net income, as reported	$27,999	$21,966	$44,117	$33,233
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	15	14	31	28
Add (deduct): Total stock-based employee compensation income (expense) determined under fair value based method for all awards, net of related tax effects	(1,831)	2,386	(3,449)	1,087

Pro forma net income	$26,183	$24,366	$40,699	$34,348

Earnings per share:
Basic - as reported	$0.40	$0.32	$0.63	$0.48

Basic - pro forma	$0.38	$0.35	$0.58	$0.50

Diluted - as reported	$0.40	$0.32	$0.63	$0.48

Diluted - pro forma	$0.38	$0.35	$0.58	$0.50

In determining stock-based compensation, we recognize forfeitures as they occur. Because of a large number of forfeited options in last year’s second quarter, primarily resulting from a one-time stock option exchange program described in Note 7, we reported stock-based employee compensation income in the periods ended August 2, 2003 in the table above.

7. At the 2003 Annual Meeting of Stockholders of the Company held on May 22, 2003, the Company’s stockholders approved an amendment to BJ’s 1997 Stock Incentive Plan to permit a stock option exchange program under which outstanding stock options having an exercise price greater than $29.00 per share would be exchanged for new options. The new options would be exercisable for one-half the number of shares of exchanged options and would have an exercise price equal to the fair market value of BJ’s common stock on the date of the grant, which would be at least six months and one day after cancellation of the exchanged options. BJ’s directors, President/Chief Executive Officer and Executive Vice Presidents were not eligible to participate in the program.

On May 27, 2003, the expiration date of the Company’s exchange offer, the Company accepted for exchange from eligible employees options to purchase an aggregate of 1,307,385 shares of BJ’s common stock. These stock options were cancelled as of that date. On November 28, 2003, the Company issued new options to purchase 646,054 shares of BJ’s common stock in exchange for the options surrendered in the offer. The exercise price of these new options is $25.45, which was equal to the fair market value of BJ’s common stock on November 28, 2003. None of the new options vested or became exercisable until May 28, 2004. Beginning on May 28, 2004, the new options immediately vested to the same extent that the options they replaced would have been vested on that date had they not been surrendered. After May 28, 2004, the new options have the same vesting schedule as the options they replaced.

8. In the quarter ended July 31, 2004, the Company recorded a pretax charge of $6.0 million ($3.6 million post-tax) to establish a reserve relating to claims by credit card issuing banks seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards and monitoring expenses. This reserve is included in accrued expenses and other current liabilities on the Company’s balance sheet. As of August 13, 2004, the amount of these claims, as reported to the Company by its credit card processor, was approximately $16 million. This amount includes approximately $6 million of actual claims and an estimate for certain card replacement and account monitoring costs. The Company is unable to predict whether further claims will be asserted.

Earlier this year, the Company was notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, the Company retained a leading computer security firm to conduct a forensic analysis of its information technology systems with a goal of determining whether a breach had in fact occurred. While no conclusive evidence of a breach was found, the computer security firm concluded that: (1) the Company’s centralized computer system that serves as the aggregation point for all BJ’s credit and debit card transactions chain-wide had not been breached and (2) any breach would have likely occurred in a more decentralized fashion involving club-level systems. On March 12, 2004, after the Company’s receipt of the computer security firm’s preliminary report of findings, the Company issued a public statement alerting consumers to the potential security breach. Based on measures the Company has implemented, the Company is confident in the current safety and integrity of its systems.

The Company plans to vigorously contest the claims made against it and is exploring its defenses and possible claims against others. The Company has established the reserve of $6.0 million, which represents its best estimate of the outcome of these claims at this point in time. The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any one reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

9. The following table summarizes year-to-date activity relating to our obligations for House2Home, Inc. (“House2Home”) and BJ’s closed store leases:

	Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003
	(Dollars in Thousands)
Reserves for closed store liabilities, beginning of year	$21,911	$58,334
Interest accretion charges	568	1,152
Credit for decrease to reserve	—	(1,900)
Cash payments and fixed asset write-offs	(3,381)	(22,558)

Reserves for closed store liabilities, end of period	$19,098	$35,028

During the six months ended August 2, 2003, we settled eight House2Home leases (including three in the second quarter) through lump sum payments. Based on progress made in settling these leases and an evaluation of our remaining obligations, we recorded a $1.9 million pretax credit ($1.1 million after tax) in last year’s first six months to reduce our contingent lease obligations. These amounts included a $0.7 million pretax credit ($0.4 million after tax) in the second quarter.

As of July 31, 2004, we have settled 39 of the 41 House2Home leases for which we were originally contingently liable, including lump sum settlements for 36 leases. Three other House2Home properties (for which we remain contingently liable) have been assigned to third parties. As of July 31, 2004, none of the leases for the three BJ’s clubs closed in November 2002 has been settled or subleased. We have reserved a total of $19,098,000 associated with our obligations for the remaining leases for two House2Home stores and three BJ’s closed clubs as of July 31, 2004.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $51 million at July 31, 2004.

10. During last year’s first quarter ended May 3, 2003, we adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” We recorded a post-tax charge of $1,253,000, or $.02 per diluted share, to reflect the cumulative effect of adopting this accounting principle change as of the beginning of the fiscal year.

11. Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(Dollars in Thousands)
Service cost	$100	$98	$210	$195
Interest cost	51	43	107	87
Amortization of unrecognized loss	16	9	30	18

Net periodic benefit cost	$167	$150	$347	$300

12. We have a $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at July 31, 2004. We are required to pay an annual facility fee which is currently 0.175% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.575% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the average daily amount of credit used under the facility during the calendar quarter. The facility fee, Eurodollar margin and usage fee are subject to change based upon our fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all other covenants. We were in compliance with the covenants and other requirements set forth in our credit agreement at July 31, 2004.

In addition to the credit agreement, we maintain a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $37.6 million was outstanding at July 31, 2004, and also maintain a $25 million uncommitted credit line for short-term borrowings.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at July 31, 2004.

13. BJ’s has filed proofs of claim against House2Home, Inc. for claims arising under certain agreements between BJ’s and House2Home in connection with the BJ’s spin-off from Waban Inc. in July 1997. These claims arise primarily from BJ’s indemnification of TJX with respect to TJX’s guarantee of House2Home leases and from the Tax Sharing Agreement dated July 28, 1997 between BJ’s and House2Home. House2Home and BJ’s have settled BJ’s claims against House2Home. The settlement provides that BJ’s will have an unsecured claim of approximately $37.9 million, on account of claims under the Tax Sharing Agreement and indemnification payments which have been made to TJX. The settlement agreement was approved by the United States Bankruptcy Court for the Central District of California on November 10, 2003. As part of the settlement, BJ’s has been released of all claims that House2Home and its bankruptcy estate may have had against BJ’s, including $1.7 million owed by BJ’s to House2Home under the Tax Sharing Agreement. We recognized this amount as a reduction in our tax provision in the fourth quarter of 2003. In addition, BJ’s and the Indenture Trustee for House2Home’s Convertible Subordinated Notes have settled BJ’s claim regarding the priority of amounts owed to BJ’s. Under the settlement, BJ’s is entitled to a payment of up to $2.5 million, which we have not yet received.

During the quarter ended July 31, 2004, we received a recovery of bankruptcy claims totaling $4.5 million. This recovery is included in gain (loss) on contingent lease obligations in the statements of income. On a post-tax basis, the gain was $3.1 million. We are unable to determine the amount and timing of any future recoveries under our claims and, therefore, have not recognized such claims in our financial statements.

14. The Financial Accounting Standards Board (“FASB”) and the Emerging Issues Task Force (“EITF”) issued the following standards which became effective in the fourth quarter of last year and the first quarter of this year:

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

•	Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of this revised statement have been applied in our report on Form 10-K for the fiscal year ended January 31, 2004 and in this year’s reports on Form 10-Q.

•	EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”), provides guidance for the reporting of vendor consideration received by a reseller as it relates to manufacturers’ incentives (such as rebates or coupons) tendered by consumers. Vendor consideration may be included in revenues only if defined criteria are met. Otherwise, such consideration would be recorded as a decrease in cost of sales. The provisions of EITF 03-10 became effective in this year’s first quarter. As permitted by the transition provisions of EITF 03-10, we have reclassified last year’s sales and cost of sales for comparative purposes in this report. Implementation of EITF 03-10 has no effect on gross margin dollars, net income or cash flows, but certain vendor coupons or rebates which had been recorded in sales in the past are being recognized as a reduction of cost of sales. The implementation of EITF 03-10 resulted in decreases in both sales and cost of sales of $11.1 million in this year’s second quarter and $5.5 million in last year’s second quarter, and $21.4 million in the first six months of this year versus $9.6 million in last year’s comparable period.

15. Certain amounts in the prior year’s financial statements have been reclassified for comparative purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Weeks (Second Quarter) and Twenty-Six Weeks Ended July 31, 2004 versus Thirteen and Twenty-Six Weeks Ended August 2, 2003.

Critical Accounting Policies and Estimates

The preparation of our unaudited quarterly financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Some accounting policies have a significant impact on amounts reported in these financial statements. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004 in the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, based on developments during the second quarter, we now consider the following to be a critical accounting policy and estimate.

Legal Contingencies

As described in more detail in Note 8 to the consolidated financial statements, BJ’s may be subject to various claims relating to fraudulent credit and debit card charges and the cost of replacing cards and related monitoring expenses. As required by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” (“SFAS No. 5”) we accrue a liability if the potential loss for a claim is considered probable and the amount of the loss can be reasonably estimated.

Significant judgment is required in both the determination of probability and the determination as to whether our exposure can be reasonably estimated. In establishing the reserve relating to the credit card matter, we make significant estimates regarding the number of claims that will be made by credit and debit card issuers for reissuance and monitoring fees, the cost of reissuing credit cards and the cost of monitoring credit card accounts. Because of uncertainties related to these and other matters, accruals are based on information available at the time our financial statements are issued. As additional information becomes available, we will reassess the potential liability and may revise our estimates and the reserve.

Results of Operations

Net sales for the second quarter ended July 31, 2004 rose 12.5% to $1.84 billion from $1.64 billion reported in last year’s second quarter. Net sales for the first half of the current year totaled $3.45 billion, 12.3% higher than last year’s comparable period. These increases were due to comparable club sales increases and to the opening of new clubs and gasoline stations. The increase in comparable club sales represented approximately 67% of the increase in total net sales from the second quarter of 2003 to the second quarter of 2004 and approximately 61% of the increase in year-to-date sales. New clubs and gasoline stations accounted for the remainder of the increase. Adjusting each period for shifts between certain food and general merchandise categories, food accounted for 58% of total food and general merchandise sales in both this year’s second quarter and first half versus 56% in last year’s comparable periods.

Comparable club sales increased by 8.5% over last year in the second quarter, including a 2.3% contribution from gasoline sales and increased by 7.6% for the first half of the year, including a 1.4% contribution from sales of gasoline. On a comparable club basis, food sales increased by approximately 12% in this year’s second quarter and by approximately 10% year-to-date. Comparable club general merchandise sales in the second quarter were essentially flat versus last year and increased by approximately 2% in the year-to-date period. Food sales were strong throughout the first half of the year, paced by our fresh food business, beverages, dairy and paper products. General merchandise sales were adversely affected by cooler weather than last year in April and throughout the second quarter. Second quarter comparable club sales of air conditioners and fans were well below last year, due to last year’s more favorable weather conditions, especially in the latter part of the quarter.

Total revenues included membership fees of $34.7 million in this year’s second quarter versus $30.9 million in last year’s comparable period. For the year-to-date period, membership fees were $67.9 million this year compared with $61.2 million last year. These increases were due principally to the opening of new clubs.

Cost of sales (including buying and occupancy costs) was 92.00% of net sales in this year’s second quarter versus 92.10% in last year’s second quarter. For the first six months, the cost of sales percentage was 92.45% this year versus 92.41% last year. Despite this year’s increased contribution of gasoline sales, which carry a significantly lower gross margin rate than the remainder of our business, the cost of sales ratio in the second quarter was favorable to last year because margin rates for merchandise and gasoline in particular increased over last year. This year’s buying and occupancy costs as a percentage of sales approximated last year’s rate. For the first six months, the slightly unfavorable cost of sales ratio was attributable mainly to the increased contribution of gasoline sales.

Selling, general and administrative (“SG&A”) expenses were 7.46% of net sales in the second quarter versus 7.72% in last year’s comparable period. Year-to-date SG&A expenses were 7.55% of net sales this year versus 7.82% last year. These decreases were due principally to significantly lower marketing expenses, as planned, and reduced club renovation expenses (due to timing), partially offset by increases in credit expenses in both the second quarter and year-to-date, and payroll and payroll benefits in the year-to-date period.

Total SG&A expenses rose by $11.0 million from the second quarter of 2003 to the second quarter of 2004. Payroll and benefits accounted for 77% of all SG&A expenses in this year’s second quarter versus 75% last year. Major changes in second quarter SG&A expenses included increases in payroll and benefits of $11.2 million and credit expenses of $3.7 million, partially offset by a decrease of $5.0 million in marketing. For the year-to-date period, total SG&A expenses rose by $20.3 million this year. Payroll and payroll benefits accounted for 78% of all SG&A expenses in this year’s first six months versus 75% last year. Major changes in year-to-date SG&A expenses included increases in payroll and benefits of $23.3 million and credit expenses of $5.8 million. These were partially offset by decreases totaling $7.8 million in marketing and club renovation expenses and first quarter income of $2.3 million from a settlement of medical claims overcharges from a former plan administrator.

Preopening expenses were $1.7 million in both this year’s and last year’s second quarters. Year-to-date preopening expenses totaled $1.9 million this year versus $5.6 million last year. In this year’s first half, we opened one new club (in the second quarter). In the first half of last year, we opened four new clubs, including one club in the second quarter. We also opened a new cross-dock facility in Jacksonville, Florida, during last year’s first quarter. This year’s planned club openings are more heavily weighted toward the second half of the year than last year’s openings.

We recorded net interest income of $130,000 in this year’s second quarter versus net interest expense of $22,000 in last year’s second quarter. Net interest income for the first six months of this year was $19,000 versus net interest expense of $90,000 in last year’s comparable period.

During the quarter ended July 31, 2004, we recorded a $6.0 million pretax charge to establish a reserve relating to claims by credit card issuing banks seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards and monitoring expenses. On a post-tax basis, this charge was $3.6 million, or $.05 per diluted share. See Note 8 for a further discussion of these claims.

Gain on contingent lease obligations was $4.4 million in this year’s second quarter versus $0.4 million in last year’s second quarter. For the first six months of this year, gain on contingent lease obligations was $4.3 million versus $1.2 million in the comparable period last year. This year’s gain included a second quarter cash recovery of $4.5 million of our claims related to the House2Home bankruptcy. On a post-tax basis, this recovery amounts to $3.1 million, or $.04 per diluted share. Last year’s gains included pretax credits of $1.2 million in the first quarter and $0.7 million in the second quarter to reduce our contingent lease obligations. On a post-tax basis, these credits amounted to $0.7 million, or $.01 per diluted share, in the first quarter and $0.4 million, or $.01 per diluted share, in the second quarter.

Our income tax provision was 37.9% of pretax income from continuing operations in the first half of 2004 versus 38.5% in last year’s first half. This decrease was due mainly to a lower tax rate applied to the House2Home claims recovery. Except for the claims recovery, we apply an incremental tax rate of 40% to our gains or losses on House2Home contingent lease obligations and our provision for credit card claims. We expect that our ongoing effective tax rate this year will be approximately 38.5% of the remainder of our pretax income from continuing operations.

Income from continuing operations was $28.1 million, or $.40 per diluted share, in this year’s second quarter versus $22.1 million, or $.32 per diluted share, in last year’s comparable period. For the first six months, income from continuing operations before the cumulative effect of accounting principle changes was $44.4 million, or $.63 per diluted share, this year versus $34.8 million, or $.50 per diluted share, last year.

Loss from discontinued operations (net of income tax benefit) was $130,000 in this year’s second quarter versus $144,000 in last year’s second quarter. Year-to-date loss from discontinued operations (net of income tax benefit) was $262,000 this year versus $293,000 last year. These losses consist of interest accretion charges associated with three BJ’s clubs that closed in 2002.

During last year’s first quarter ended May 3, 2003, we adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” We recorded a post-tax charge of $1,253,000, or $.02 per diluted share, to reflect the cumulative effect of adopting this accounting principle change as of the beginning of the fiscal year.

Net income for the second quarter was $28.0 million, or $.40 per diluted share, this year versus $22.0 million, or $.32 per diluted share, last year. For the first half, net income was $44.1 million, or $.63 per diluted share, this year compared with $33.2 million, or $.48 per diluted share, last year.

This year’s first half was marked by a major re-merchandising effort which was based on initial findings from our new member analysis and segmentation initiative that we call “Member Insight.” We accelerated our timeline for the re-merchandising project so it could be essentially completed in the first quarter. We discontinued selected items, including large exercise equipment, treadmills and weight sets, slower moving automotive items and certain stationery items. We have replaced them with generally faster-turning items, including additional beverages, “low-carb” foods, paper goods, juices, nutritional foods, salty snacks and international foods. These tend to be non-overlapping items with our competitors and, as such, carry slightly higher margins than other items in their categories. We also plan an increased emphasis on fresh foods, private brands and fashion. The ultimate goal of re-merchandising our clubs is to drive margin expansion in addition to boosting shopping frequency and sales.

Beginning this fall, we will be testing a concept that will be new to BJ’s. We plan to open two new clubs in the Metro New York market exclusively for food service businesses under the name “ProFoods Restaurant Supply” (“ProFoods”). The target member is the professional food vendor or restaurant owner. The business model for ProFoods is built on somewhat higher merchandise margins than those generated by a wholesale club, free memberships and a broad merchandise assortment to support one-stop shopping. We believe that we can leverage our success as a highly efficient operator of limited assortment formats that cater to defined customer groups. We have embarked on this test because we believe there is a substantial market for this business segment where we can apply our expertise in logistics, merchandising, operations and finance.

Our results in the first half of this year benefited from lower preopening and marketing expenses as compared to last year. Six of last year’s ten new club openings occurred in the second half of the year. For the second half of this year, we plan to open six to eight new BJ’s clubs along with the two ProFoods clubs. Consequently, preopening expenses in this year’s second half are expected to be higher than those in last year’s second half. In the first half of last year, we tested a number of marketing strategies that resulted in higher than normal marketing expenses. We expect that marketing expenses in the second half of this year will also be lower than last year, but not to the extent that they were in the first two quarters of this year.

The Company operated 151 clubs on July 31, 2004 versus 144 clubs on August 2, 2003.

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

•	Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of this revised statement have been applied in our report on Form 10-K for the fiscal year ended January 31, 2004 and in this year’s reports on Form 10-Q.

•	EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”), provides guidance for the reporting of vendor consideration received by a reseller as it relates to manufacturers’ incentives (such as rebates or coupons) tendered by consumers. Vendor consideration may be included in revenues only if defined criteria are met. Otherwise, such consideration would be recorded as a decrease in cost of sales. The provisions of EITF 03-10 became effective in this year’s first quarter. As permitted by the transition provisions of EITF 03-10, we have reclassified last year’s sales and cost of sales for comparative purposes in this report. Implementation of EITF 03-10 has no effect on gross margin dollars, net income or cash flows, but certain vendor coupons or rebates which had been recorded in sales in the past are being recognized as a reduction of cost of sales. The implementation of EITF 03-10 resulted in decreases in both sales and cost of sales of $11.1 million in this year’s second quarter and $5.5 million in last year’s second quarter, and $21.4 million in the first six months of this year versus $9.6 million in last year’s comparable period.

Liquidity and Capital Resources

Net cash provided by operating activities was $141.5 million in the first six months of 2004 versus $101.3 million in last year’s comparable period. Year-to-date net income plus depreciation and amortization was $18.0 million higher than last year. Merchandise inventories, net of accounts payable, decreased by $37.2 million in the first six months of this year versus $28.5 million in last year’s comparable period. Cash expenditures for closed store lease obligations were $19.2 million lower than last year.

Cash expended for property additions was $49.4 million in this year’s first six months versus $97.3 million in last year’s comparable period. One new club was opened in this year’s first half. Twelve clubs were in various stages of remodeling at July 31, 2004. We opened a new owned cross-dock facility in Jacksonville, Florida, and four new leased clubs in the first half of 2003. The refurbishment of thirty existing clubs was also substantially completed in the first half of 2003. No new gasoline stations were opened in this year’s first half. Six new gasoline stations were opened in last year’s first half.

The Company’s full-year capital expenditures are expected to total approximately $150 to $160 million in 2004, based on plans to open approximately nine to eleven new clubs, including two ProFoods clubs, and seven to ten gasoline stations. We also plan to refurbish approximately 15 clubs over the remainder of the year. The timing of actual club and gasoline station openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

During this year’s first six months we repurchased 729,800 shares of our common stock for $18.0 million. We did not repurchase any shares of our common stock in last year’s first six months. As of July 31, 2004, our remaining repurchase authorization was $72.4 million.

We have a $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at July 31, 2004. We are required to pay an annual facility fee which is currently 0.175% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.575% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the average daily amount of credit used under the facility during the calendar quarter. The facility fee, Eurodollar margin and usage fee are subject to change based upon our fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all other covenants. We have no credit rating triggers that would accelerate the maturity date of debt if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at July 31, 2004. We expect to enter into a new credit agreement before the current agreement expires.

In addition to the credit agreement, we maintain a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $37.6 million was outstanding at July 31, 2004, and also maintain a $25 million uncommitted credit line for short-term borrowings.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at July 31, 2004.

Increases in merchandise inventories and accounts payable from August 2, 2003 to July 31, 2004 were due primarily to the addition of new clubs.

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

As of July 31, 2004, we have settled 39 of the 41 House2Home leases for which we were originally contingently liable, including lump sum settlements for 36 leases. Three other House2Home properties (for which we remain contingently liable) have been assigned to third parties. As of July 31, 2004, none of the leases for the three BJ’s clubs closed in November 2002 has been settled or subleased. We have reserved a total of $19.1 million associated with our obligations for the remaining leases for two House2Home stores and three BJ’s closed clubs as of July 31, 2004.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $51 million at July 31, 2004.

BJ’s has filed proofs of claim against House2Home, Inc. for claims arising under certain agreements between BJ’s and House2Home in connection with the BJ’s spin-off from Waban Inc. in July 1997. These claims arise primarily from BJ’s indemnification of TJX with respect to TJX’s guarantee of House2Home leases and from the Tax Sharing Agreement dated July 28, 1997 between BJ’s and House2Home. House2Home and BJ’s have settled BJ’s claims against House2Home. The settlement provides that BJ’s will have an unsecured claim of approximately $37.9 million, on account of claims under the Tax Sharing Agreement and indemnification payments which have been made to TJX. The settlement agreement was approved by the United States Bankruptcy Court for the Central District of California on November 10, 2003. As part of the settlement, BJ’s has been released of all claims that House2Home and its bankruptcy estate may have had against BJ’s, including $1.7 million owed by BJ’s to House2Home under the Tax Sharing Agreement. We recognized this amount as a reduction in our tax provision in the fourth quarter of 2003. In addition, BJ’s and the Indenture Trustee for House2Home’s Convertible Subordinated Notes have settled BJ’s claim regarding the priority of amounts owed to BJ’s. Under the settlement, BJ’s is entitled to a payment of up to $2.5 million, which we have not yet received.

During the quarter ended July 31, 2004, we received a recovery of bankruptcy claims totaling $4.5 million. This recovery is included in gain (loss) on contingent lease obligations in the statements of income. On a post-tax basis, the gain was $3.1 million. We are unable to determine the amount and timing of any future recoveries under our claims and, therefore, have not recognized such claims in our financial statements.

Cash and cash equivalents totaled $146.3 million as of July 31, 2004. Based on the expectation that a new credit agreement will be in place before the current agreement expires on June 13, 2005, we believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of the new credit agreement. However, we may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club and gas station openings, lease obligations under our indemnification agreement with TJX, lease obligations in connection with three closed clubs, claims by credit card issuing banks and other information with respect to our plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, economic and weather conditions and state and local regulation in our markets; competitive conditions; our success in settling lease obligations under our indemnification agreement with TJX and in connection with the closing of three of our own clubs; and events which might cause our 1997 spin-off from Waban Inc. not to qualify for tax-free treatment. Each of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

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

Earlier this year, the Company was notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, the Company retained a leading computer security firm to conduct a forensic analysis of its information technology systems with a goal of determining whether a breach had in fact occurred. While no conclusive evidence of a breach was found, the computer security firm concluded that: (1) the Company’s centralized computer system that serves as the aggregation point for all BJ’s credit and debit card transactions chain-wide had not been breached and (2) any breach would have likely occurred in a more decentralized fashion involving club-level systems. On March 12, 2004, after the Company’s receipt of the computer security firm’s preliminary report of findings, the Company issued a public statement alerting consumers to the potential security breach. Based on measures the Company has implemented, the Company is confident in the current safety and integrity of its systems.

Various credit card issuing banks have submitted claims to BJ’s credit card processor seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards and related monitoring expenses. BJ’s agreement with the credit card processor provides for BJ’s to indemnify its processor in certain circumstances and permits its processor to deduct from BJ’s accounts amounts for which BJ’s is responsible under this agreement.

As of August 13, 2004, the amount of claims made by credit card issuing banks to BJ’s processor, as reported to BJ’s by its processor, was approximately $16 million. The amount includes approximately $6 million of actual claims and an estimate for certain card replacement and account monitoring costs. BJ’s is unable to predict whether further claims will be asserted.

BJ’s plans to vigorously contest the claims that have been made against the Company and is exploring its defenses and possible claims against others. BJ’s established a $6 million reserve for these claims, which represents its best estimate of the outcome of these claims at this point in time. The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any one reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to market risk as of July 31, 2004 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at July 31, 2004. We have not used derivative financial instruments.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of July 31, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceeding

Discussions of the House2Home bankruptcy proceeding and the consumer credit card identity theft matter appear in Part I of this Form 10-Q and are incorporated herein by reference.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes our share repurchase activity in the quarter ended July 31, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Amount that May Yet Be Purchased Under the Program
				(Dollars in Thousands)
2004
May 2 – May 29	65,200	$23.43	65,200	$80,970
May 30 – July 3	347,500	24.54	347,500	72,443
July 4 – July 31	—	—	—	72,443

Total for the quarter	412,700	$24.36	412,700	$72,443

(1)	We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; and additional increases of $100 million each in press releases dated September 26, 2001 and August 20, 2002. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through July 31, 2004, we repurchased approximately 10.5 million shares for a total of $327.6 million, leaving a remaining authorization of $72.4 million.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Second Amendment to Employment Agreement effective August 9, 2004 with Herbert J. Zarkin.

10.2	Nonstatutory Stock Option Agreement Granted Under 1997 Stock Incentive Plan to Herbert J. Zarkin on August 9, 2004.

10.3	Restricted Stock Award Under 1997 Stock Incentive Plan to Herbert J. Zarkin, effective August 9, 2004.

10.4	Form of Nonstatutory Stock Option Agreement Granted Under 1997 Stock Incentive Plan.

10.5	Form of Restricted Stock Agreement Under 1997 Stock Incentive Plan.

31.1	Chief Executive Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On August 5, 2004, we furnished a Current Report on Form 8-K, dated August 5, 2004, to report under Item 12 information with respect to sales results for the fiscal month, quarter and six months ended July 31, 2004.

On August 17, 2004, we furnished a Current Report on Form 8-K, dated August 17, 2004, to report under Item 12 information with respect to financial results for the fiscal quarter and six months ended July 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC. (Registrant)

Date: August 17, 2004	/s/ MICHAEL T. WEDGE
Michael T. Wedge
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2004	/s/ FRANK D. FORWARD
Frank D. Forward
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)