Form 10-Q
period 2004-10-30
BJS WHOLESALE CLUB INC
filed 2004-11-16
CIK 1037461

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended October 30, 2004

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

The number of shares of the Registrant’s common stock outstanding as of November 16, 2004: 69,488,456

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	October 30, 2004	November 1, 2003
	(Dollars in Thousands except Per Share Amounts)
Net sales	$1,758,215	$1,600,676
Membership fees and other	39,472	35,331

Total revenues	1,797,687	1,636,007

Cost of sales, including buying and occupancy costs	1,619,080	1,477,171
Selling, general and administrative expenses	139,014	123,732
Provision for credit card claims	1,000	—
Preopening expenses	3,022	2,640

Operating income	35,571	32,464
Interest income (expense), net	216	(32)
Gain on contingent lease obligations	5,090	781

Income from continuing operations before income taxes	40,877	33,213
Provision for income taxes	15,799	12,580

Income from continuing operations	25,078	20,633
Loss from discontinued operations, net of income tax benefit of $1,227 and $153	(1,839)	(229)

Net income	$23,239	$20,404

Income per common share:
Basic earnings per share:
Income from continuing operations	$0.36	$0.30
Loss from discontinued operations	(0.03)	(0.01)

Net income	$0.33	$0.29

Diluted earnings per share:
Income from continuing operations	$0.36	$0.29
Loss from discontinued operations	(0.03)	—

Net income	$0.33	$0.29

Number of common shares for earnings
per share computations:
Basic	69,548,902	69,691,318
Diluted	70,086,276	70,133,784

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003
	(Dollars in Thousands except Per Share Amounts)
Net sales	$5,209,161	$4,673,242
Membership fees and other	114,419	103,358

Total revenues	5,323,580	4,776,600

Cost of sales, including buying and occupancy costs	4,809,439	4,316,508
Selling, general and administrative expenses	399,456	363,905
Provision for credit card claims	7,000	—
Preopening expenses	4,961	8,288

Operating income	102,724	87,899
Interest income (expense), net	235	(122)
Gain on contingent lease obligations	9,424	2,017

Income from continuing operations before income taxes and cumulative effect of accounting principle changes	112,383	89,794
Provision for income taxes	42,926	34,382

Income from continuing operations before cumulative effect of accounting principle changes	69,457	55,412
Loss from discontinued operations, net of income tax benefit of $1,401 and $348	(2,101)	(522)

Income before cumulative effect of accounting principle changes	67,356	54,890
Cumulative effect of accounting principle changes	—	(1,253)

Net income	$67,356	$53,637

Basic earnings per common share:
Income from continuing operations before cumulative effect of accounting principle changes	$1.00	$0.80
Loss from discontinued operations	(0.03)	(0.01)
Cumulative effect of accounting principle changes	—	(0.02)

Net income	$0.97	$0.77

Diluted earnings per common share:
Income from continuing operations before cumulative effect of accounting principle changes	$0.99	$0.80
Loss from discontinued operations	(0.03)	(0.01)
Cumulative effect of accounting principle changes	—	(0.02)

Net income	$0.96	$0.77

Number of common shares for earnings per share computations:
Basic	69,630,716	69,434,039
Diluted	70,128,656	69,662,669

Pro forma amounts assuming accounting principle changes are applied retroactively:
Net income	$67,356	$54,890

Basic earnings per common share	$0.97	$0.79

Diluted earnings per common share	$0.96	$0.79

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 30, 2004	January 31, 2004	November 1, 2003
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$37,988	$78,720	$33,201
Marketable securities	68,100	—	—
Accounts receivable	80,213	78,672	66,197
Merchandise inventories	804,418	709,362	792,300
Current deferred income taxes	17,612	19,326	16,468
Prepaid expenses	18,874	22,640	17,837

Total current assets	1,027,205	908,720	926,003

Property at cost:
Land and buildings	546,035	539,885	516,458
Leasehold costs and improvements	136,013	121,128	116,172
Furniture, fixtures and equipment	519,705	479,444	452,082

	1,201,753	1,140,457	1,084,712
Less: accumulated depreciation and amortization	413,834	351,153	330,700

	787,919	789,304	754,012
Other assets	22,918	23,085	23,370

Total assets	$1,838,042	$1,721,109	$1,703,385

LIABILITIES
Current liabilities:
Current installments of long-term debt	$421	$400	$—
Short-term debt	—	—	51,000
Accounts payable	580,939	506,988	530,228
Accrued expenses and other current liabilities	202,568	205,669	183,796
Accrued federal and state income taxes	19,874	37,928	27,757
Closed store lease obligations due within one year	9,269	10,448	11,783

Total current liabilities	813,071	761,433	804,564

Long-term debt, less portion due within one year	3,306	3,625	—
Noncurrent closed store lease obligations	9,128	11,463	14,310
Other noncurrent liabilities	64,861	58,199	58,514
Deferred income taxes	43,310	34,168	23,144
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	40,103	52,868	53,121
Unearned compensation	(2,473)	(185)	(94)
Retained earnings	1,031,889	964,533	915,329
Treasury stock, at cost, 4,930,288, 4,620,587 and 4,634,730 shares	(165,897)	(165,739)	(166,247)

Total stockholders’ equity	904,366	852,221	802,853

Total liabilities and stockholders’ equity	$1,838,042	$1,721,109	$1,703,385

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$67,356	$53,637
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit card claims	7,000	—
Gain on contingent lease obligations	(2,458)	(2,017)
Provision for store closing costs	3,502	870
Cumulative effect of accounting principle changes	—	1,253
Depreciation and amortization of property	73,376	63,801
Loss on property disposals	108	563
Other noncash items (net)	1,009	666
Deferred income taxes	10,856	14,751
Tax benefit from exercise of stock options	3,400	940
Increase (decrease) in cash due to changes in:
Accounts receivable	(1,541)	(3,068)
Merchandise inventories	(95,056)	(160,765)
Prepaid expenses	3,766	1,189
Other assets	(14)	(691)
Accounts payable	92,037	110,583
Accrued expenses	6,637	19,735
Accrued income taxes	(18,054)	2,789
Closed store lease obligations	(4,558)	(31,094)
Other noncurrent liabilities	5,975	4,836

Net cash provided by operating activities	153,341	77,978

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(89,104)	(135,105)
Proceeds from property disposals	470	131
Purchase of marketable securities	(352,615)	—
Sale of marketable securities	284,515	—

Net cash used in investing activities	(156,734)	(134,974)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing of short-term debt, net	—	51,000
Repayment of long-term debt	(298)	—
Proceeds from issuance of common stock	9,076	7,407
Purchase of treasury stock	(28,031)	—
Changes in book overdrafts	(18,086)	(893)

Net cash provided by (used in) financing activities	(37,339)	57,514

Net increase (decrease) in cash and cash equivalents	(40,732)	518
Cash and cash equivalents at beginning of year	78,720	32,683

Cash and cash equivalents at end of period	$37,988	$33,201

Noncash financing and investing activities:
Treasury stock issued for compensation plans	$27,873	$17,604
Addition of asset retirement costs	202	6,880

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
				(In Thousands)
Balance, February 1, 2003	74,410	$744	$62,378	$(160)	$861,692	(5,126)	$(183,851)	$740,803
Net income	—	—	—	—	53,637	—	—	53,637
Issuance of common stock	—	—	(9,257)	—	—	491	17,604	8,347
Compensation expense	—	—	—	66	—	—	—	66

Balance, November 1, 2003	74,410	$744	$53,121	$(94)	$915,329	(4,635)	$(166,247)	$802,853

Balance, January 31, 2004	74,410	$744	$52,868	$(185)	$964,533	(4,621)	$(165,739)	$852,221
Net income	—	—	—	—	67,356	—	—	67,356
Issuance of common stock	—	—	(12,765)	(2,631)	—	803	27,873	12,477
Purchase of treasury stock	—	—	—	—	—	(1,112)	(28,031)	(28,031)
Compensation expense	—	—	—	343	—	—	—	343

Balance, October 30, 2004	74,410	$744	$40,103	$(2,473)	$1,031,889	(4,930)	$(165,897)	$904,366

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for BJ’s Wholesale Club, Inc. (“BJ’s” or “the Company” or “we”) for the quarter and nine months ended October 30, 2004 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

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

4. The components of interest income (expense), net were as follows (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
Interest income	$432	$49	$889	$146
Capitalized interest	2	104	5	292
Interest expense on debt	(218)	(185)	(659)	(560)

Interest income (expense), net	$216	$(32)	$235	$(122)

5. The following details the calculation of earnings per share from continuing operations before the cumulative effect of accounting principle changes for the periods presented below (amounts in thousands except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
Income from continuing operations before cumulative effect of accounting principle changes	$25,078	$20,633	$69,457	$55,412

Weighted-average number of common shares outstanding, used for basic computation	69,549	69,691	69,631	69,434
Plus: Incremental shares from assumed exercise of stock options	537	443	498	229

Weighted-average number of common and dilutive potential common shares outstanding	70,086	70,134	70,129	69,663

Basic earnings per share	$0.36	$0.30	$1.00	$0.80

Diluted earnings per share	$0.36	$0.29	$0.99	$0.80

Options to purchase the following shares were outstanding at October 30, 2004 and November 1, 2003, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the periods indicated.

	Number of Shares	Weighted-Average Exercise Price
Thirteen weeks ended October 30, 2004	1,794,950	$31.85
Thirty-nine weeks ended October 30, 2004	3,401,658	$28.77

Thirteen weeks ended November 1, 2003	2,191,175	$28.92
Thirty-nine weeks ended November 1, 2003	2,833,225	$26.57

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

We do include stock-based employee compensation cost for restricted stock in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
	(Dollars in Thousands except Per Share Amounts)
Net income, as reported	$23,239	$20,404	$67,356	$53,637
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	180	13	211	41
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,098)	(1,242)	(5,547)	(155)

Pro forma net income	$21,321	$19,175	$62,020	$53,523

Earnings per share:
Basic - as reported	$0.33	$0.29	$0.97	$0.77

Basic - pro forma	$0.31	$0.28	$0.89	$0.77

Diluted - as reported	$0.33	$0.29	$0.96	$0.77

Diluted - pro forma	$0.31	$0.28	$0.89	$0.77

In determining stock-based compensation, we recognize forfeitures as they occur. Because of a large number of forfeited options in last year’s second quarter, primarily resulting from the stock option exchange program described in Note 7, we reported a reduced amount of stock-based employee compensation income in the thirty-nine weeks ended November 1, 2003 in the table above.

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

In the quarter ended July 31, 2004, the Company recorded a pretax charge of $6.0 million ($3.6 million post-tax) to establish a reserve for claims by credit card issuing banks seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. In the quarter ended October 30, 2004, the Company recorded an additional pretax charge of $1.0 million ($0.6 million post-tax) relating to this matter, bringing the year-to-date pretax charges up to $7.0 million ($4.2 million post-tax). As of November 12, 2004, the amount of estimated outstanding claims was approximately $13 million. This amount includes approximately $5 million of actual claims seeking reimbursement for fraudulent card charges and an estimate for expected claims seeking reimbursement for certain card replacement and account monitoring costs. The Company is unable to predict whether further claims will be asserted.

The Company has contested and will continue to vigorously contest the claims made against it and continues to explore its defenses and possible claims against others.

As of October 30, 2004, the balance in the reserve was $6.5 million, which represents the Company’s best estimate of the ultimate costs and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on the Company’s balance sheet. The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any one reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

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

During the quarter ended July 31, 2004, we received a recovery on account of our House2Home bankruptcy claims totaling $4.5 million. On a post-tax basis, this gain was $3.1 million. During the quarter ended October 30, 2004, we received a payment of $2.5 million to settle our claim against the Indenture Trustee for House2Home’s Convertible Subordinated Notes. We have no further claims against the Indenture Trustee. On a post-tax basis, this gain was $1.5 million. These recoveries are included in gain on contingent lease obligations in the statements of income. We are unable to determine the amount and timing of any future recoveries under our claims against House2Home and, therefore, have not recognized such claims in our financial statements.

10. The following table summarizes year-to-date activity relating to our obligations for House2Home, Inc. (“House2Home”) and BJ’s closed store leases:

	Thirty-Nine Weeks Ended
	Oct. 30, 2004	Nov. 1, 2003
	(Dollars in Thousands)
Reserves for closed store liabilities, beginning of year	$21,911	$58,334
Interest accretion charges	841	1,603
Charges/(credits) to increase/(decrease) reserves	203	(2,750)
Cash payments and fixed asset write-offs	(4,558)	(31,094)

Reserves for closed store liabilities, end of period	$18,397	$26,093

During this year’s third quarter, one House2Home lease was resolved. As of October 30, 2004, we have settled 40 of the 41 House2Home leases for which we were originally contingently liable, including lump sum settlements for 37 leases. Three other House2Home properties (for which we remain contingently liable) have been assigned to third parties. We expect to pay the final installment of a lump sum settlement for the last remaining lease in the fourth quarter.

Based on the disposition of the lease that was resolved in the quarter and an evaluation of our remaining obligations, we recorded a $2.7 million pretax credit ($1.6 million after tax) in this year’s third quarter to reduce our contingent lease obligations. In the first nine months of last year, we recorded pretax credits of $2.9 million ($1.7 million after tax) to reduce our contingent lease obligations, including a pretax credit of $1.0 million ($0.6 million after tax) in the third quarter.

During the quarter ended October 30, 2004 we made a lump sum payment to settle the lease for one of the three BJ’s clubs that closed in November 2002. Neither of the leases for the two remaining clubs has been settled or subleased. Based on the settlement that we did make and an evaluation of the status of the two remaining clubs, we recorded a pretax charge of $2.9 million ($1.7 million after tax) to increase our reserves for the closed BJ’s clubs in this year’s third quarter. In the quarter ended November 1, 2003, we recorded a pretax charge of $0.2 million ($0.1 million after tax) to write off additional fixed assets in the closed clubs. These charges are included in loss from discontinued operations. The remainder of loss from discontinued operations consisted of interest accretion charges associated with the lease obligations for the closed clubs.

We believe that the liabilities recorded in the financial statements adequately provide for our closed store lease obligations. However, there can be no assurance that our actual liability for these obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $44 million at October 30, 2004.

11. During last year’s first quarter ended May 3, 2003, we adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” We recorded a post-tax charge of $1,253,000, or $.02 per diluted share, to reflect the cumulative effect of adopting this accounting principle change as of the beginning of the fiscal year.

12. Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 30, 2004	Nov. 1, 2003	Oct. 30, 2004	Nov. 1, 2003
	(Dollars in Thousands)
Service cost	$105	$97	$315	$292
Interest cost	53	44	160	131
Amortization of unrecognized loss	15	9	45	27

Net periodic benefit cost	$173	$150	$520	$450

13. We consider highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents. Investments with maturities exceeding three months are classified as marketable securities. Our marketable securities, which consist of high-grade debt securities issued by governmental agencies or their subdivisions, are classified as trading securities, are bought and held primarily for the purpose of selling them in the near term, and are recorded at fair value.

14. We have a $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at October 30, 2004. We are required to pay an annual facility fee which is currently 0.175% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.575% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the average daily amount of credit used under the facility during the calendar quarter. The facility fee, Eurodollar margin and usage fee are subject to change based upon our fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all other covenants. We were in compliance with the covenants and other requirements set forth in our credit agreement at October 30, 2004.

In addition to the credit agreement, we maintain a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $19.9 million was outstanding at October 30, 2004, and also maintain a $25 million uncommitted credit line for short-term borrowings.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at October 30, 2004.

15. The Financial Accounting Standards Board (“FASB”) and the Emerging Issues Task Force (“EITF”) issued the following standards which became effective in the fourth quarter of last year and the first quarter of this year:

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

past are being recognized as a reduction of cost of sales. The implementation of EITF 03-10 resulted in decreases in both sales and cost of sales of $10.5 million in this year’s third quarter and $8.8 million in last year’s third quarter, and $31.9 million in the first nine months of this year versus $18.4 million in last year’s comparable period.

16. Certain amounts in the prior year’s financial statements have been reclassified for comparative purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The preparation of our unaudited quarterly financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Some accounting policies and estimates have a significant impact on amounts reported in these financial statements. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004 in the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Thirteen Weeks (Third Quarter) and Thirty-Nine Weeks Ended October 30, 2004 versus Thirteen and Thirty-Nine Weeks Ended November 1, 2003.

Results of Operations

Net sales for the third quarter ended October 30, 2004 rose 9.8% to $1.76 billion from $1.60 billion reported in last year’s third quarter. Net sales for the first nine months of the current year totaled $5.21 billion, 11.5% higher than last year’s comparable period. These increases were due to comparable club sales increases and to the opening of new clubs and gasoline stations. The increase in comparable club sales represented approximately 61% of the increase in total net sales over last year in both the third quarter and the year-to-date period. New clubs and gasoline stations accounted for the remainder of the increase. Adjusting each period for shifts between certain food and general merchandise categories, food accounted for 59% of total food and general merchandise sales in this year’s third quarter versus 57% in last year’s third quarter. For the first nine months, food accounted for 59% of total food and general merchandise sales versus 56% in last year’s comparable period.

Comparable club sales increased by 6.1% over last year in the third quarter, including a 0.4% contribution from gasoline sales, and increased by 7.1% for the first nine months of the year, including a 1.1% contribution from sales of gasoline. On a comparable club basis, food sales increased by approximately 10% in both this year’s third quarter and year-to-date period. Comparable club general merchandise sales in the third quarter were essentially flat versus last year and increased by approximately 1% in the year-to-date period. Food sales were strong throughout the first nine months of the year, paced by our fresh food business, beverages, dairy and paper products. General merchandise sales were adversely affected by cooler weather than last year in April and throughout the second quarter, as well as the planned contraction of certain categories, including automotive, furniture, office supplies and sporting goods.

Total revenues included membership fees of $35.3 million in this year’s third quarter versus $31.2 million in last year’s comparable period. For the year-to-date period, membership fees were $103.2 million this year compared with $92.4 million last year. These increases were due principally to the opening of new clubs.

Cost of sales (including buying and occupancy costs) was 92.09% of net sales in this year’s third quarter versus 92.28% in last year’s third quarter. For the first nine months, the cost of sales percentage was 92.33% this year versus 92.37% last year. Despite this year’s increased contribution of gasoline sales, which carry a significantly lower gross margin rate than the remainder of our business, the cost of sales ratio in both the third quarter and year-to-date period was favorable to last year primarily because of higher merchandise margins. Stronger sales of private brands and our transition to direct purchase of produce contributed to the improvement of margins, particularly in the third quarter. This year’s buying and occupancy costs as a percentage of sales were slightly favorable to last year in the third quarter and approximated last year’s rate in the year-to-date period.

Selling, general and administrative (“SG&A”) expenses were 7.91% of net sales in the third quarter versus 7.73% in last year’s comparable period. Year-to-date SG&A expenses were 7.67% of net sales this year versus 7.79% last year. The increase in the third quarter was due mainly to increases in credit expenses (resulting mainly from a higher penetration of credit transactions), professional services and payroll and benefits. The decrease in the year-to-date percentage was due primarily to lower advertising expenses (as planned). Partially offsetting this decrease were higher credit expenses and payroll and benefits.

Total SG&A expenses rose by $15.3 million from the third quarter of 2003 to the third quarter of 2004. Payroll and benefits accounted for 76% of all SG&A expenses in this year’s third quarter versus 77% in last year’s third quarter. Major changes in third quarter SG&A expenses included increases in payroll and benefits of $11.0 million, credit expenses of $2.8 million, and professional services of $1.2 million. For the year-to-date period, total SG&A expenses rose by $35.6 million this year. Payroll and payroll benefits accounted for 77% of all SG&A expenses in this year’s first nine months versus 75% in the same period last year. Major changes in year-to-date SG&A expenses included increases in payroll and benefits of $34.3 million and credit expenses of $8.6 million. These were partially offset by a decrease of $6.2 million in marketing expenses and first quarter income of $2.3 million from a settlement of medical claims overcharges from a former plan administrator.

Preopening expenses were $3.0 million in this year’s third quarter versus $2.6 million in last year’s third quarter. Year-to-date preopening expenses totaled $5.0 million this year versus $8.3 million last year. In this year’s first nine months, we opened four new clubs, including three in the third quarter. One of the new clubs opened in the third quarter was our first ProFoods Restaurant Supply (“ProFoods”) club (see additional comments below). In the first nine months of last year, we opened seven new clubs, including three in the third quarter. We also opened a new cross-dock facility in Jacksonville, Florida, during last year’s first quarter.

We recorded net interest income of $216,000 in this year’s third quarter versus net interest expense of $32,000 in last year’s third quarter. Net interest income for the first nine months of this year was $235,000 versus net interest expense of $122,000 in last year’s comparable period. These increases in net interest income were due primarily to higher balances of invested cash.

During the quarter ended July 31, 2004, we recorded a $6.0 million pretax charge to establish a reserve for claims by credit card issuing banks seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. On a post-tax basis, this charge was $3.6 million, or $.05 per diluted share. In the quarter ended October 30, 2004, three months further into the claim resolution process, with the benefit of some experience resolving a portion of the claims, and with a better understanding of the fees and expenses relating to this matter, we recorded an additional charge of $1.0 million ($0.6 million post-tax, or $.01 per diluted share) to increase this reserve, bringing the year-to-date charge to $7.0 million ($4.2 million post-tax, or $.06 per diluted share). See Note 8 for a further discussion of these claims.

Gain on contingent lease obligations was $5.1 million in this year’s third quarter versus $0.8 million in last year’s third quarter. For the first nine months of this year, gain on contingent lease obligations was $9.4 million versus $2.0 million in the comparable period last year. This year’s third quarter gain included a pretax cash recovery of $2.5 million of our claims related to the House2Home bankruptcy and a pretax credit of $2.7 million to reduce our contingent lease obligations. On a post-tax basis, the gains from these two items totaled $3.1 million, or $.04 per diluted share. For the year-to-date period, recoveries of our claims related to the House2Home bankruptcy and the credit to reduce our contingent lease obligations totaled $9.6 million pretax. On a post-tax basis, these items totaled $6.1 million, or $.09 per diluted share. Last year’s gains included pretax credits of $1.0 million in the third quarter and $2.9 million year-to-date to reduce our contingent lease obligations. On a post-tax basis, these credits amounted to $0.6 million, or $.01 per diluted share, in the third quarter and $1.7 million, or $.02 per diluted share, in the year-to-date period.

Our income tax provision was 38.2% of pretax income from continuing operations in the first nine months of 2004 versus 38.3% in last year’s comparable period. Except for a portion of the House2Home claims recoveries, we apply an incremental tax rate of 40% to our gains or losses on House2Home contingent lease obligations and our provision for credit card claims. We expect that our ongoing effective tax rate this year will be approximately 38.5% of the remainder of our pretax income from continuing operations.

Income from continuing operations was $25.1 million, or $.36 per diluted share, in this year’s third quarter versus $20.6 million, or $.29 per diluted share, in last year’s comparable period. For the first nine months, income from continuing operations before the cumulative effect of accounting principle changes was $69.5 million, or $.99 per diluted share, this year versus $55.4 million, or $.80 per diluted share, last year.

Loss from discontinued operations (net of income tax benefit) was $1.8 million in this year’s third quarter versus $229,000 in last year’s third quarter. The year-to-date loss from discontinued operations (net of income tax benefit) was $2.1 million this year versus $522,000 last year. This year’s losses included a post-tax charge of $1.7 million, or $.02 per diluted share, to increase our reserves for the three BJ’s clubs that closed in November 2002. The remainder of the losses consist primarily of interest accretion charges associated with the closed clubs.

During last year’s first quarter ended May 3, 2003, we adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” We recorded a post-tax charge of $1,253,000, or $.02 per diluted share, to reflect the cumulative effect of adopting this accounting principle change as of the beginning of the fiscal year.

Net income for the third quarter was $23.2 million, or $.33 per diluted share, this year versus $20.4 million, or $.29 per diluted share, last year. For the first nine months, net income was $67.4 million, or $.96 per diluted share, this year compared with $53.6 million, or $.77 per diluted share, last year.

This year’s first nine months were marked by a major re-merchandising effort which was based on initial findings from our new member analysis and segmentation initiative that we call “Member Insight.” We accelerated our timeline for the re-merchandising project so it could be essentially completed in the first quarter. We discontinued or reduced pallet space for selected items and categories, including large exercise equipment; treadmills and weight sets; slower moving automotive items; tools; tires; and certain stationery and electronics items. We have replaced them with generally faster-turning items, including additional beverages, “low-carb” foods, paper goods, juices, nutritional foods, salty snacks and international foods. These tend to be non-overlapping items with our competitors and, as such, carry slightly higher margins than other items in their categories. We are placing an increased emphasis on fresh foods, private brands and fashion. The ultimate goal of re-merchandising our clubs is to better suit our members’ needs while driving margin expansion in addition to boosting shopping frequency and sales.

In October of this year, we began testing a concept that is new to BJ’s. We opened the first of two new clubs in the Metro New York market exclusively for food service businesses under the name “ProFoods Restaurant Supply” (“ProFoods”). The target member is the professional food vendor or restaurant owner. The business model for ProFoods is built on somewhat higher merchandise margins than those generated by a wholesale club, free memberships and a broad merchandise assortment to support one-stop shopping on a cash and carry basis. We believe that we can leverage our success as a highly efficient operator of limited assortment formats that cater to defined customer groups. We have embarked on this test because we believe there is a substantial market for this business segment, where the competition is fragmented and where we can apply our expertise in logistics, merchandising, operations and finance.

The Company operated 153 BJ’s clubs and one ProFoods club on October 30, 2004 versus 147 BJ’s clubs on November 1, 2003.

Seasonality

Our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

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

•	Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of this revised statement have been applied in our report on Form 10-K for the fiscal year ended January 31, 2004 and in this year’s reports on Form 10-Q.

•	EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”), provides guidance for the reporting of vendor consideration received by a reseller as it relates to manufacturers’ incentives (such as rebates or coupons) tendered by consumers. Vendor consideration may be included in revenues only if defined criteria are met. Otherwise, such consideration would be recorded as a decrease in cost of sales. The provisions of EITF 03-10 became effective in this year’s first quarter. As permitted by the transition provisions of EITF 03-10, we have reclassified last year’s sales and cost of sales for comparative purposes in this report. Implementation of EITF 03-10 has no effect on gross margin dollars, net income or cash flows, but certain vendor coupons or rebates which had been recorded in sales in the past are being recognized as a reduction of cost of sales. The implementation of EITF 03-10 resulted in decreases in both sales and cost of sales of $10.5 million in this year’s third quarter and $8.8 million in last year’s third quarter, and $31.9 million in the first nine months of this year versus $18.4 million in last year’s comparable period.

Liquidity and Capital Resources

Net cash provided by operating activities was $153.3 million in the first nine months of 2004 versus $78.0 million in last year’s comparable period. Year-to-date net income plus depreciation and amortization was $23.3 million higher than last year. Merchandise inventories, net of accounts payable, increased by $3.0 million in the first nine months of this year versus an increase of $50.2 million in last year’s comparable period.

Cash expended for property additions was $89.1 million in this year’s first nine months versus $135.1 million in last year’s comparable period. Four new clubs were opened in this year’s first nine months and the refurbishment of 12 clubs was substantially completed in the same time period. We opened a new owned cross-dock facility in Jacksonville, Florida, and seven new clubs (two of which were owned) in the first nine months of 2003. The refurbishment of 30 existing clubs was also substantially completed in the first nine months of 2003. Two new gasoline stations were opened in this year’s first nine months. Eight new gasoline stations were opened in last year’s comparable period.

The Company’s full-year capital expenditures are expected to total approximately $140 to $150 million in 2004, based on plans to open approximately nine new clubs, including two ProFoods clubs, and approximately five gasoline stations. The timing of actual club and gasoline station openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

During this year’s first nine months, we repurchased 1,111,900 shares of our common stock for $28.0 million. We did not repurchase any shares of our common stock in last year’s first nine months. As of October 30, 2004, our remaining repurchase authorization was $62.4 million.

We have a $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at October 30, 2004. We are required to pay an annual facility fee which is currently 0.175% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.575% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the average daily amount of credit used under the facility during the calendar quarter. The facility fee, Eurodollar margin and usage fee are subject to change based upon our fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all other covenants. We have no credit rating triggers that would accelerate the maturity date of debt if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at October 30, 2004. We expect to enter into a new credit agreement before the current agreement expires.

In addition to the credit agreement, we maintain a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $19.9 million was outstanding at October 30, 2004, and also maintain a $25 million uncommitted credit line for short-term borrowings.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at October 30, 2004.

Increases in merchandise inventories and accounts payable from January 31, 2004 to October 30, 2004 were due primarily to normal seasonal requirements, as well as the addition of new clubs. Our average inventory per club at the end of the third quarter was lower than that of a year ago. Our ratio of accounts payable to merchandise inventories was 72% at October 30, 2004 versus 67% a year earlier, due in part to logistics initiatives to improve inventory turns.

During the third quarter of 2002, we established reserves for our liability related to leases for three BJ’s clubs which closed on November 9, 2002. Our recorded liabilities were based on the present value of rent liabilities under the three leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of these lease obligations. This rate was based on estimated borrowing rates for the Company that took into consideration the weighted-average period of time over which these obligations are expected to be paid.

During the quarter ended October 30, 2004, we made a lump sum payment to settle the lease for one of the three closed clubs. Neither of the two remaining clubs has been subleased or settled. Based on the settlement that we did make and an evaluation of the status of the two remaining clubs, we recorded a pretax charge of $2.9 million ($1.7 million after tax) to increase our reserves for the closed clubs in the third quarter. The reserve at October 30, 2004 includes an estimated amount to settle the lease for one of the two remaining clubs through a lump sum payment based on negotiations in progress. The remainder of the reserve is based on the present value of our rent liability under the lease for the other remaining club, including real estate taxes and common area maintenance charges, reduced by estimated income from subleasing the property. We will continue to use an annual discount rate of 6% to calculate the present value of the obligation.

Pursuant to an agreement with The TJX Companies, Inc. (“TJX”) and in connection with House2Home’s filing for bankruptcy on November 7, 2001, we recorded a pretax charge of $105.0 million for our estimated loss associated with House2Home leases in 2001. Based on a continuing evaluation of our remaining obligations and the significant progress made in settling liabilities for House2Home leases, we recorded pretax gains of $20.0 million in 2002 and $5.5 million in 2003 and $2.7 million this year to reduce our estimated liability related to House2Home contingent lease obligations.

As of October 30, 2004, we have settled 40 of the 41 House2Home leases for which we were originally contingently liable, including lump sum settlements for 37 leases. Three other House2Home properties (for which we remain contingently liable) have been assigned to third parties. We expect to pay the final installment of a lump sum settlement for the last remaining House2Home lease in the fourth quarter.

We believe that the liabilities recorded in the financial statements adequately provide for our closed store lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $44 million at October 30, 2004.

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

During the quarter ended July 31, 2004, we received a recovery on account of our House2Home bankruptcy claims totaling $4.5 million. On a post-tax basis, this gain was $3.1 million. During the quarter ended October 30, 2004, we received a payment of $2.5 million to settle our claim against the Indenture Trustee for House2Home’s Convertible Subordinated Notes. We have no further claims against the Indenture Trustee. On a post-tax basis, this gain was $1.5 million. These recoveries are included in gain on contingent lease obligations in the statements of income. We are unable to determine the amount and timing of any future recoveries under our claims against House2Home and, therefore, have not recognized such claims in our financial statements.

Cash and cash equivalents and marketable securities totaled $106.1 million as of October 30, 2004. Based on the expectation that a new credit agreement will be in place before the current agreement expires on June 13, 2005, we believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of the replacement credit agreement. However, we may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club and gas station openings, lease obligations in connection with closed clubs, claims by credit card issuing banks and other information with respect to our plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, economic and weather conditions and state and local regulation in our markets; competitive conditions; our success in settling lease obligations in connection with the closing of two of our clubs; and events which might cause our 1997 spin-off from Waban Inc. not to qualify for tax-free treatment. Each of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

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

As of November 12, 2004, the amount of estimated outstanding claims was approximately $13 million. This amount includes approximately $5 million of actual claims seeking reimbursement for fraudulent card charges and an estimate for expected claims seeking reimbursement for certain card replacement and account monitoring costs. BJ’s is unable to predict whether further claims will be asserted.

The Company has contested and will continue to vigorously contest the claims made against it and continues to explore its defenses and possible claims against others.

As of October 30, 2004, the balance in the reserve was $6.5 million, which represents the Company’s best estimate of the ultimate costs and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on the Company’s balance sheet. The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any one reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to market risk as of October 30, 2004 is not material because of the short contractual maturities or repricings of our cash and cash equivalents and marketable securities on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at October 30, 2004. We have not used derivative financial instruments.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 30, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of October 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

Discussions of the House2Home bankruptcy proceeding and the consumer credit card identity theft matter appear in Part I of this Form 10-Q and are incorporated herein by reference.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchase activity in the quarter ended October 30, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Amount that May Yet Be Purchased Under the Program
2004				(Dollars in Thousands)
Aug 1 – Aug 28	77,500	$25.57	77,500	$70,462
Aug 29 – Oct 2	130,000	25.36	130,000	67,165
Oct 3 – Oct 30	174,600	27.14	174,600	62,427

Total for the quarter	382,100	$26.21	382,100	$62,427

(1)	We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; and additional increases of $100 million each in press releases dated September 26, 2001 and August 20, 2002. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through October 30, 2004, we repurchased approximately 10.9 million shares for a total of $337.6 million, leaving a remaining authorization of $62.4 million.

Item 6 - Exhibits

31.1	Chief Executive Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC.
(Registrant)

Date: November 16, 2004	/S/ MICHAEL T. WEDGE
Michael T. Wedge
President and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2004	/S/ FRANK D. FORWARD
Frank D. Forward
Executive Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)