Form 10-K
period 2005-01-29
BJS WHOLESALE CLUB INC
filed 2005-04-06
CIK 1037461

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on July 30, 2004 was approximately $1,612,593,000 based on the closing price of $23.31 on the New York Stock Exchange as of such date.

There were 69,086,417 shares of the Registrant’s Common Stock, $.01 par value, outstanding as of March 25, 2005.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders (Part III).

PART I

Item 1.    Business

General

BJ’s Wholesale Club introduced the warehouse club concept to New England in 1984 and has since expanded to become a leading warehouse club operator in the eastern United States. As of January 29, 2005, BJ’s operated 157 warehouse clubs, including two ProFoods Restaurant Supply clubs, in 16 states. The table below shows the number of Company locations by state.

State	Number of Locations
New York	34
Florida	19
Massachusetts	17
New Jersey	17
Pennsylvania	12
Maryland	9
Connecticut	8
Georgia	8
North Carolina	7
Virginia	7
New Hampshire	6
Ohio	6
Rhode Island	3
Maine	2
Delaware	1
South Carolina	1

TOTAL	157

On July 28, 1997, BJ’s Wholesale Club, Inc., a Delaware corporation, (“BJ’s” or the “Company” or “we”) became an independent, publicly owned entity when Waban Inc. (“Waban”), BJ’s parent company at the time, distributed to its stockholders on a pro rata basis all of the Company’s outstanding common stock. Before that date, BJ’s business had operated as a division of Waban.

The fiscal year ended January 29, 2005 is referred to as “2004” or “fiscal 2004” below. Other fiscal years are referred to in a similar manner.

Industry Overview

Warehouse clubs offer a narrow assortment of brand name food and general merchandise items within a wide range of product categories. In order to achieve high sales volumes and rapid inventory turnover, merchandise selections are generally limited to items that are brand name leaders in their categories and a growing private brands assortment. Since warehouse clubs sell a diversified selection of product categories, they attract customers from a wide range of other wholesale and retail distribution channels, such as supermarkets, supercenters, department stores, drug stores, discount stores, office supply stores, consumer electronics stores and automotive stores. BJ’s believes that it is difficult for these higher cost channels of distribution to match the low prices offered by warehouse clubs.

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

Business Model

We have developed an operating model that we believe differentiates us from our warehouse club competition. First, we place added focus on the individual consumer, our Inner Circle® member, through merchandising strategies that emphasize a customer-friendly shopping experience. Second, by clustering our clubs, we achieve the benefit of name recognition and maximize the efficiencies of our management support, distribution and marketing activities. Finally, we seek to establish and maintain the first or second industry leading position in each major market where we operate. We create an exciting shopping experience for our members with a constantly changing mix of food and general merchandise items and carry a broader product assortment than our warehouse club competitors. By supplementing the warehouse format with aisle markers, express checkout lanes, self-checkout lanes and low-cost video-based sales aids, we make shopping more efficient for our members. For the convenience of our members, we maintain longer hours of operation than our warehouse club competitors. While all wholesale clubs sell merchandise in bulk, BJ’s also offers smaller package sizes that are easier to carry home and store. This “Life Size” packaging is available in a number of our fresh food categories, including dairy, meat, bakery, fish and produce. We are also the only major warehouse club operator to accept manufacturers’ coupons, which provide added value for our members, and we accept more credit card payment options than our warehouse club competitors.

Expansion

Since the beginning of 1999, BJ’s has grown from 96 clubs to 157 clubs in operation at January 29, 2005. Approximately 41% of our clubs have been in operation for fewer than six years, and most of these are considered to be in the early stages of maturation. We plan to open 8 to 9 new clubs in 2005, all of which are expected to be in existing markets.

Year	Clubs in Operation at Beginning of Year	Clubs Opened During the Year	Clubs Closed During the Year	Clubs in Operation at End of Year
1999	96	11	—	107
2000	107	11	—	118
2001	118	12	—	130
2002	130	13	3	140
2003	140	10	—	150
2004	150	7	—	157

In addition to the club openings shown above, we relocated one club in each of 2000 and 2001.

Store Profile

As of January 29, 2005, we operated 137 traditional size “big box” warehouse clubs that averaged approximately 112,000 square feet, 18 smaller format warehouse clubs that averaged approximately 71,000 square feet and two ProFoods clubs that averaged approximately 62,000 square feet. The smaller format clubs are designed to serve markets whose population is not sufficient to support a full-sized warehouse club. Including space for parking, a typical full-sized BJ’s club requires 11 to 13 acres of land. The smaller version typically requires approximately eight acres. Our clubs are located in both free-standing locations and shopping centers.

Construction and site development costs for a full-sized owned BJ’s club generally range from $5 million to $7 million. Land acquisition costs for a club generally range from $5 million to $10 million but can be significantly higher in some locations. We also invest $3 to $3.5 million for fixtures and equipment and approximately $2 million for inventory (net of accounts payable) and incur approximately $.9 to $1.0 million for preopening costs in a new full-sized club.

Merchandising

We service our existing members and attract new members by providing a broad range of high quality, brand name merchandise at prices that are consistently lower than the prices of traditional retailers, including discount retailers, supermarkets, supercenters and specialty retail operations. We limit the items offered in each product line to fast selling styles, sizes and colors, carrying an average of approximately 7,500 active stockkeeping units (SKU’s). By contrast, supermarkets normally stock from 30,000 to 52,000 SKU’s, and supercenters typically stock up to 125,000 SKU’s. We work closely with manufacturers to develop packaging and sizes which are best suited to selling through the warehouse club format in order to minimize handling costs and to provide increased value to members.

Food accounted for approximately 57% of BJ’s total food and general merchandise sales in 2004. The remaining 43% consisted of a wide variety of general merchandise items. Food categories at BJ’s include frozen foods, fresh meat and dairy products, beverages, dry grocery items, fresh produce and flowers, canned goods and household paper products. In response to growing demand from our members, we continue to increase the number of clubs that have rotisserie chicken and slicing delicatessen departments and premium prepared foods. General merchandise includes consumer electronics, prerecorded media, small appliances, tires, jewelry, health and beauty aids, household needs, computer software, books, greeting cards, apparel, toys and seasonal items. We believe that more than 70% of our products are items that can also be found in supermarkets.

To ensure that our merchandise selection is closely attuned to the tastes of our members, we employ regional buyers who are responsible for tailoring the product selection in individual warehouse clubs to the regional and ethnic tastes of the local market.

We continued to expand our private brands program during 2004. BJ’s consumer-focused private brand products are premium quality only and generally are priced approximately 20% lower than the top branded competing product. At the end of 2004, our private brand products had achieved a sales penetration of approximately 9% of food and general merchandise sales on an annualized basis. We expect our private brand products to represent an increasing percentage of sales over time.

As of January 29, 2005, we had pharmacies in operation at 24 of our clubs. We plan to open pharmacies in approximately 20 additional clubs in 2005.

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

As of January 29, 2005, we had 81 gas stations in operation at our clubs. The gas stations are generally self- service, relying on “pay at the pump” technology that accepts MasterCard®, VISA®, Discover®, American Express® and debit card transactions. Cash is also accepted at some locations. Both regular and premium gasoline are available. We have generally maintained our gas prices at well below the average prices in each market.

Our “BJ’s Premier Benefits™” program is designed to enhance the value of BJ’s membership, particularly to business members. Included in the program are discounted payroll processing; payment processing of all major credit cards; participation in an established preferred provider medical network that provides comprehensive health care services at discounted rates; discounted home heating oil; an automobile buying service; and printing of business forms and checks.

Membership

Paid membership is an essential part of the warehouse club concept. In addition to providing a source of revenue which permits us to offer low prices, membership reinforces customer loyalty. We have two types of members: Inner Circle members and business members. Most of our Inner Circle members are likely to be home owners whose incomes are above the average for the Company’s trading areas. We believe that a significant percentage of our business members also shops BJ’s for their personal needs. We had approximately 8.3 million BJ’s members (including supplemental cardholders) at January 29, 2005.

We generally charge $40 per year for a primary Inner Circle membership that includes one free supplemental membership. Members in the same household may purchase additional supplemental memberships for $20 each. A business membership also costs $40 per year and includes one free supplemental membership. Additional supplemental business memberships cost $20 each.

We launched our “BJ’s Rewards MembershipSM” program in 2003. Geared to high frequency, high volume members, the program offers a 2% rebate, capped at $500 per year, on generally all in-club purchases for an annual fee of $75. At the end of 2004, Rewards Members accounted for approximately 3% of our primary members and approximately 6% of our sales.

Advertising and Public Relations

We increase customer awareness of our clubs primarily through direct mail, public relations efforts, new club marketing programs, and, during the holiday season, television and radio advertising (some of which is vendor funded) and the BJ’s Journal, a publication sent to our members throughout the year. We also employ dedicated marketing personnel who solicit potential business members and who contact other selected organizations to increase the number of members. From time to time, we run free trial membership promotions to attract new members, with the objective of converting them to paid membership status, and also use one-day passes to introduce non-members to our clubs. These programs result in very low marketing expenses compared with typical retailers.

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

We route the majority of our purchases through cross-dock facilities which break down truckload quantity shipments from manufacturers and reallocate these goods for shipment to individual clubs, generally within 24 hours. Our efficient distribution systems result in reduced freight expenses and lower receiving costs.

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

We have been able to limit inventory shrinkage to levels well below those typical of other retailers by strictly controlling the exits of our clubs, by generally limiting customers to members and by using state-of-the-art electronic article surveillance technology. Our inventory shrinkage was no more than .20% of net sales in each of the last five fiscal years. Problems associated with payments by check have been insignificant, as members who issue dishonored checks are restricted to cash-only terms. Our policy is to accept returns of most merchandise within 30 days after purchase.

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

Information Systems

Over the course of our development, we have made a significant investment in information systems. We were the first warehouse club operator to introduce scanning devices which work in conjunction with our electronic point of sale (EPOS) terminals. In recent years, we have implemented “360 degree” scanning, upgraded the cash register printers at the checkout stations in our clubs to enhance the efficiency of the checkout process and implemented an on-line refund system at the clubs to more effectively process sales returns. We are the only operator in the warehouse club industry to offer self-checkout. As of January 29, 2005, we have expanded this technology to approximately 75% of our BJ’s clubs.

Sales data is generally analyzed daily for replenishment purposes. Detailed purchasing data permits the buying staff and store managers to track changes in members’ buying behavior. Detailed shrinkage information by SKU by club allows management to quickly identify inventory shrinkage problems and formulate effective action plans.

Member Insight

One of our most important accomplishments over the last two years was the development of an infrastructure to better utilize our member data base. The implementation of a program we call “Member Insight” is designed to gain a clearer understanding of our members’ shopping behaviors, wants and needs. Member Insight has enabled us to achieve a more member-centric business model. We are using Member Insight’s sophisticated analysis and segmentation capabilities in merchandise selection, adjacencies and pricing, and in marketing.

Competition

We compete with a wide range of national, regional and local retailers and wholesalers selling food and/or general merchandise in our markets, including supermarkets, supercenters, general merchandise chains, specialty chains, gasoline stations and other warehouse clubs, some of which have significantly greater financial and marketing resources than BJ’s. Major competitors that operate warehouse clubs include Costco Wholesale Corporation and Sam’s Clubs (a division of Wal-Mart Stores, Inc.), each of which operates on a nationwide basis.

A large number of competitive membership warehouse clubs exists in our markets. Approximately 82% of our 137 full-sized warehouse clubs have at least one competitive membership warehouse club in their trading areas at a distance of about ten miles or less. One of the smaller format clubs has direct competition from other warehouse clubs within ten miles.

We believe price is the major competitive factor in the markets in which we compete. Other competitive factors include store location, merchandise selection, member services and name recognition. We believe our efficient, low- cost form of distribution gives us a significant competitive advantage over more traditional channels of wholesale and retail distribution.

ProFoods

In October 2004, we began testing a concept that is new to BJ’s by opening the first of two new clubs in the Metro New York market exclusively for food service businesses under the name “ProFoods Restaurant Supply”. Our second ProFoods club was opened in January 2005. The target member is the professional food vendor or restaurant owner. The business model for ProFoods is built on somewhat higher merchandise margins than those generated by a wholesale club, free memberships and a broad merchandise assortment to support one-stop shopping, primarily on a cash and carry basis. We believe that we can leverage our success as a highly efficient operator of limited assortment formats that cater to defined customer groups. We have embarked on this test because we believe there is a substantial opportunity in this market, where the competition is fragmented and where we can apply our expertise with small businesses.

Seasonality

Our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and net income have typically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Employees

As of January 29, 2005, we had approximately 19,600 full-time and part-time employees (“team members”). None of our team members is represented by a union. We consider our relations with our team members to be excellent.

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

BJ’s intends to post on its website all disclosures that are required by law or NYSE listing standards concerning any amendments to, or waivers from, any provision of the BJ’s Statement on Commercial Bribery, Conflicts of Interest and Business Ethics.

Certifications

The Company’s Chief Executive Officer and Chief Financial Officer have provided the certification required by Rule 13a-14(a) under the Exchange Act, copies of which are filed as exhibits to this Form 10-K. In addition, an annual Chief Executive Officer certification was submitted by the Company’s Chief Executive Officer to the New York Stock Exchange on June 18, 2004, in accordance with the New York Stock Exchange’s listing requirements.

Item 2.    Properties

We operated 157 warehouse club locations as of January 29, 2005, of which 98 are leased under long-term leases and 48 are owned. We own the buildings at the remaining 11 locations, which are subject to long-term ground leases. A listing of the number of Company locations in each state is shown on page 1.

The unexpired terms of our leases range from approximately 1 to 36 years, and average approximately 12 years. We have options to renew all but one of our leases for periods that range from approximately 5 to 50 years and average approximately 21 years. These leases require fixed monthly rental payments which are subject to various adjustments. Certain leases require payment of a percentage of the warehouse club’s gross sales in excess of certain amounts. Generally, all leases require that we pay all property taxes, insurance, utilities and other operating costs.

Our home offices in Natick, Massachusetts, occupy 166,000 square feet under leases expiring January 31, 2006, with options to extend these leases through January 31, 2011. We own a 480,000 square foot cross-dock facility and also lease two cross-dock facilities, which occupy a total of 776,000 square feet under leases which expire in 2010 and 2021, with options to extend these leases through 2025 and 2041, respectively.

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

As described in more detail in Note F to the Financial Statements (which is incorporated herein by reference), BJ’s is subject to various claims relating to fraudulent credit and debit card charges, the cost of replacing cards and related monitoring expenses and other related claims. In addition, the U.S. Federal Trade Commission is contemplating a proceeding against the Company relating to this matter. The Company is unable to predict whether further claims will be asserted. The Company has contested and will continue to vigorously contest the claims made against it and continues to explore its defenses and possible claims against others. The Company has established a reserve on its balance sheet relating to this matter. The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of BJ’s security holders during the fourth quarter of the fiscal year ended January 29, 2005.

Item 4A.    Executive Officers of the Registrant

Name	Age	Office and Employment During Last Five Years
Herbert J. Zarkin	66	Chairman of the Board of the Company since July 1997; President, Chief Executive Officer and Director of Waban (1993-1997); President of the BJ’s Division of Waban (the “BJ’s Division”) (1990-1993). Mr. Zarkin was also Chairman of Waban (now known as House2Home) from July 1997 to June 2002 and was President and Chief Executive Officer of House2Home from March 2000 to September 2001. House2Home filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code on November 7, 2001. (See Notes B and C of Notes to the Consolidated Financial Statements included elsewhere in this report for additional information.)

Michael T. Wedge	51	President, Chief Executive Officer and Director of the Company since September 2002; Executive Vice President, Club Operations of the Company (July 1997-September 2002)

Frank D. Forward	50	Executive Vice President and Chief Financial Officer of the Company since July 1997

Edward F. Giles, Jr.	45	Executive Vice President, Club Operations of the Company since September 2002; Senior Vice President, Field Operations of the Company (June 2001-September 2002); Senior Vice President, Sales Operations of the Company (June 1999-June 2001); Zone Vice President, Club Operations of the Company (July 1997-June 1999)

Karen Stout	46	Executive Vice President, Merchandising of the Company since July 2004; President of the Atlantic and Pacific Tea Company’s Super Fresh Division (July 2002-June 2004) and president of the A&P’s Sav-A-Center Division (October 2000-July 2002); Senior Vice President, Operations of Harris Teeter Supermarkets, Inc. (February 1997-January 2000)

Kellye L. Walker	38	Senior Vice President, General Counsel and Secretary of the Company since February 2003; Hill & Barlow, PC (Boston, Massachusetts law firm) Of Counsel/Member, July 2000-February 2003; Chaffe, McCall, Phillips, Toler & Sarpy, LLP (New Orleans, Louisiana law firm) Partner, September 1998-June 2000

All officers serve at the discretion of the Board of Directors and hold office until the next annual meeting of the Board of Directors and until their successors are elected and qualified.

PART II

Item 5.    Market for the Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

BJ’s common stock is listed on the New York Stock Exchange (symbol “BJ”). The quarterly high and low stock prices for the fiscal years ended January 29, 2005 and January 31, 2004 were as follows:

	Fiscal Year Ended January 29, 2005		Fiscal Year Ended January 31, 2004
Quarter	High	Low	High	Low
First	$26.45	$21.33	$15.85	$9.20
Second	25.47	19.91	20.52	14.02
Third	29.59	21.06	26.40	17.14
Fourth	32.00	26.70	27.45	20.37

The approximate number of stockholders of record at March 25, 2005 was 2,100. BJ’s has never declared or paid any cash dividends on its common stock. For restrictions on the payment of dividends, see Note D of Notes to the Consolidated Financial Statements included elsewhere in this report.

The following table summarizes our share repurchase activity in the quarter ended January 29, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Amount that May Yet Be Purchased Under the Program
2004				(Dollars in Thousands)
Oct 31 – Nov 27	—	$—	—	$62,427
Nov 28 – Jan 1	328,300	28.23	328,300	53,160
Jan 2 – Jan 29	285,000	28.14	285,000	45,139

Total for the quarter	613,300	$28.19	613,300	$45,139

(1)	We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; and additional increases of $100 million each in press releases dated September 26, 2001 and August 20, 2002. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through January 29, 2005, we repurchased approximately 11.5 million shares for a total of $354.9 million, leaving a remaining authorization of $45.1 million.

On February 28, 2005, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s common stock as announced in a press release dated March 1, 2005.

Item 6.    Selected Financial Data

	Fiscal Year Ended
	Jan. 29, 2005	Jan. 31, 2004	Feb. 1, 2003	Feb. 2, 2002	Feb. 3, 2001
					(53 Weeks)
	(Dollars in Thousands except Per Share Data)
Income Statement Data
Net sales	$7,220,239	$6,553,924	$5,728,955	$5,105,912	$4,766,612
Membership fees and other	155,062	139,411	130,747	117,394	102,514

Total revenues	7,375,301	6,693,335	5,859,702	5,223,306	4,869,126

Cost of sales, including buying and occupancy costs (1)	6,617,495	6,018,088	5,212,124	4,615,291	4,300,933
Selling, general and administrative expenses	556,234	502,673	416,063	362,611	350,295
Provision for credit card claims (2)	7,000	—	—	—	—
Preopening expenses (1)	15,331	8,875	11,735	10,343	8,471

Operating income	179,241	163,699	219,780	235,061	209,427
Interest income (expense), net	803	(74)	293	4,137	6,180
Gain (loss) on contingent lease obligations (3)	9,424	4,488	15,607	(106,359)	—

Income from continuing operations before income taxes and cumulative effect of accounting principle changes	189,468	168,113	235,680	132,839	215,607
Provision for income taxes	72,884	63,318	89,871	49,068	83,009

Income from continuing operations before cumulative effect of accounting principle changes	116,584	104,795	145,809	83,771	132,598
Loss from discontinued operations, net of income tax benefit (3)	(2,183)	(676)	(14,943)	(1,423)	(1,097)

Income before cumulative effect of accounting principle changes	114,401	104,119	130,866	82,348	131,501
Cumulative effect of accounting principle changes (4)	—	(1,253)	—	—	—

Net income	$114,401	$102,866	$130,866	$82,348	$131,501

Income per common share:
Basic earnings per share:
Income from continuing operations before cumulative effect of accounting principle changes	$1.68	$1.51	$2.07	$1.16	$1.82
Loss from discontinued operations	(0.04)	(0.01)	(0.21)	(0.02)	(0.02)
Cumulative effect of accounting principle changes	—	(0.02)	—	—	—

Net income	$1.64	$1.48	$1.86	$1.14	$1.80

Diluted earnings per share:
Income from continuing operations before cumulative effect of accounting principle changes	$1.66	$1.50	$2.05	$1.13	$1.78
Loss from discontinued operations	(0.03)	(0.01)	(0.21)	(0.02)	(0.01)
Cumulative effect of accounting principle changes	—	(0.02)	—	—	—

Net income	$1.63	$1.47	$1.84	$1.11	$1.77

Balance Sheet Data
Working capital	$208,852	$147,287	$117,042	$127,818	$179,928
Total assets	1,891,514	1,721,359	1,480,957	1,422,511	1,233,969
Long-term debt and obligations under capital leases	3,196	3,625	—	1,558	1,828
Stockholders’ equity	939,167	852,221	740,803	686,567	664,915
Clubs open at end of year	157	150	140	130	118

(1)	See Note E of Notes to Consolidated Financial Statements
(2)	See Note F of Notes to Consolidated Financial Statements
(3)	See Note C of Notes to Consolidated Financial Statements
(4)	See Note A of Notes to Consolidated Financial Statements

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless noted otherwise, the fiscal year ended January 29, 2005 is referred to as “2004.” Other fiscal years are referred to in a similar manner.

General Overview

BJ’s is a leading warehouse club operator in the eastern United States. As of January 29, 2005, we operated 155 BJ’s warehouse clubs, 81 of which operate gasoline stations, and two ProFoods Restaurant Supply clubs, in 16 states.

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

Comparable store sales performance is an important measure throughout the retail industry. Our comparable club sales increase from 2001 to 2002 was 2.0%, including a contribution from gasoline of 0.9%. Our comparable club sales performance improved significantly over the last two years. From 2002 to 2003, our comparable club sales increased by 7.8%, including a contribution from gasoline sales of 3.2%. From 2003 to 2004 comparable club sales increased by 6.0%, including a contribution from gasoline sales of 1.1%.

Our low merchandise margin rates drive the high sales volumes that are so critical in our business. Our merchandise margin rate is a key metric in achieving both our top-line and bottom-line objectives. We believe that the cost structure built into our business model puts us among the most efficient in the retail industry. We closely monitor our costs as a percentage of sales, particularly our payroll costs, which comprise the largest portion of our selling, general and administrative expenses.

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

Overview of 2004 Operations

Our strong operating results in 2004 reflect the progress we have made in the last two years in shifting our focus from a product-centric to a member-centric business model. The key enabler for this model shift was our framework for analyzing and leveraging our membership data that we call “Member Insight.”

Member Insight drove the major re-merchandising effort that we essentially completed in the first quarter of 2004, in which we eliminated selected slower moving general merchandise categories and strengthened certain food categories, particularly faster-selling fresh foods. At the same time, we also improved product adjacencies to drive incremental sales. The ultimate goal of re-merchandising clubs is to better serve our members’ needs while driving margin expansion and shopping frequency.

As noted above, we have had strong comparable club sales gains in the last two years. Total sales in 2004 were 10.2% higher than the previous year. Spurred by strong membership renewal rates and increased participation in BJ’s Rewards Membership program, membership fee revenues in 2004 improved by 12.2% over the previous year. Aided by a significant increase in private brand sales, expansion of our fresh food departments and a shift from third party to direct purchase of produce that was completed in the third quarter, merchandise margins in 2004 improved over the previous year. Selling, general and administrative expenses as a percentage of sales increased slightly in 2004, due in part to the transition to self-run produce. Net income of $114.4 million in 2004 exceeded our plan for the year.

As of January 29, 2005, we had cash, cash equivalents and short-term marketable securities of $150.4 million versus $78.7 million at the end of the previous year. Long-term debt, including current installments was less than $4 million as of January 29, 2005. By the end of the year we settled the last of the 41 House2Home leases for which we were contingently liable. Net cash provided by operating activities was $248.9 million in 2004, or $49 million more than net cash provided by operating activities in 2003.

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

Cash Consideration Received from Vendors

We receive various types of cash consideration from vendors, principally in the form of rebates and allowances. We recognize such vendor rebates and allowances as a reduction of cost of sales based on a systematic and rational allocation of the cash consideration offered to the underlying transaction that results in progress by BJ’s toward earning the rebates and allowances, provided the amounts to be earned are probable and reasonably estimable. Otherwise, rebates and allowances are recognized only when predetermined milestones are met. We review the status of all rebates and allowances at least once per quarter and update our estimates, if necessary at that time. We believe that our review process has allowed us to avoid material adjustments in estimates of vendor rebates and allowances.

Legal Contingencies

As described in more detail in Note F to the consolidated financial statements, BJ’s is subject to various claims relating to fraudulent credit and debit card charges, the cost of replacing cards and related monitoring expenses and other related claims. As required by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” (“SFAS No. 5”) we accrue a liability if the potential loss for a claim is considered probable and the amount of the loss can be reasonably estimated.

Significant judgment is required in both the determination of probability and the determination as to whether our exposure can be reasonably estimated. In reviewing the reserve relating to the credit card matter, we make significant estimates regarding the claims that have been made for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses, and related fees and expenses. Because of uncertainties related to this matter, accruals are based on information available at the time our financial statements are issued. Periodically, and as additional information becomes available, we will reassess the potential liability and may revise our estimates and adjust our reserve.

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

Deferred Taxes

As of January 29, 2005, we had not established a valuation allowance for our deferred tax assets because those assets can be realized by offsetting deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on our historical record and projected earnings. Significant changes in projections of future taxable income could result in our establishment of a valuation allowance, which would reduce the carrying value of deferred tax assets.

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

We continually evaluate the adequacy of our House2Home reserves based on progress made in settling our obligations and the status of ongoing negotiations and made appropriate adjustments to the reserves as a result of our evaluations. As of January 29, 2005, all 41 House2Home leases for which we were contingently liable have been settled, including lump sum settlements for 38 leases. The other three House2Home properties (for which we remain contingently liable) have been assigned to third parties.

During the fiscal year ended February 1, 2003, we established reserves for our lease liabilities for three BJ’s clubs which were closed in November 2002. Two of these clubs were in the Columbus, Ohio, market and one was in North Dade, Florida. (See Note C of Notes to Consolidated Financial Statements for additional information.) Our recorded liabilities have been based on the present value of rent liabilities under these leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of these lease obligations. This rate was based on the estimated incremental borrowing rate for the Company during the weighted-average period of time over which these obligations are expected to be paid.

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

During 2004, we made a lump sum payment to settle the lease for one of the three closed clubs. Based on this settlement and an evaluation of the status of the two remaining properties, we adjusted our reserve for closed clubs. The reserve at January 29, 2005 includes an estimated amount to settle the lease for one of the two remaining clubs through a lump sum payment based on negotiations in progress. The remainder of the reserve is based on the present value of our rent liability under the lease for the other remaining club, including real estate taxes and common area maintenance charges, reduced by estimated income from subleasing the property. We will continue to use an annual discount rate of 6% to calculate the present value of the obligation.

Self-Insurance Reserves

We are primarily self-insured for worker’s compensation and general liability claims. Reported reserves for these claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. Estimates are based on valuations provided by third-party actuaries, historical loss development factors, and other assumptions believed to be reasonable under the circumstances.

Results of Operations

The following table presents income statement data for continuing operations for the last three fiscal years:

	Fiscal Year Ended
	January 29, 2005		January 31, 2004		February 1, 2003
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	(Dollars in Millions except Per Share Amounts)
Net sales	$7,220.2	100.0%	$6,553.9	100.0%	$5,729.0	100.0%
Membership fees and other	155.1	2.1	139.4	2.1	130.7	2.3

Total revenues	7,375.3	102.1	6,693.3	102.1	5,859.7	102.3

Cost of sales, including buying and occupancy costs	6,617.5	91.6	6,018.1	91.8	5,212.1	91.0
Selling, general and administrative expenses	556.2	7.7	502.6	7.7	416.1	7.3
Provision for credit card claims	7.0	0.1	—	0.0	—	0.0
Preopening expenses	15.4	0.2	8.9	0.1	11.7	0.2

Operating income	179.2	2.5	163.7	2.5	219.8	3.8
Interest income (expense), net	0.8	0.0	(0.1)	0.0	0.3	0.0
Income on contingent lease obligations	9.5	0.1	4.5	0.1	15.6	0.3

Income from continuing operations before income taxes	189.5	2.6	168.1	2.6	235.7	4.1
Provision for income taxes	72.9	1.0	63.3	1.0	89.9	1.6

Income from continuing operations	$116.6	1.6%	$104.8	1.6%	$145.8	2.5%

Diluted earnings per common share	$1.66		$1.50		$2.05

Number of clubs in operation at year end	157		150		140

Comparison of 2004 to 2003

Net sales increased by 10.2% from 2003 to 2004, due to comparable club sales increases and to the opening of new clubs and new gasoline stations. The increase in comparable club sales represented approximately 58% of the total increase in net sales from 2003 to 2004. New clubs and new gasoline stations accounted for the remainder of the increase. Adjusting each period for shifts of certain items between food and general merchandise categories, food accounted for 57% of total food and general merchandise sales in 2004 versus 55% in 2003.

Comparable club sales increased by 6.0% from 2003 to 2004, including a contribution from gasoline sales of 1.1%. On a comparable club basis food sales increased by 9.4% and general merchandise sales decreased by 0.1% in 2004. Food sales were strong throughout the year, paced by our fresh food business, beverages, dairy and paper products. General merchandise sales were adversely affected by the planned contraction of certain categories, including automotive and tools, furniture, office supplies and sporting goods.

Total revenues included membership fees of $139.4 million in 2004 versus $124.2 million in 2003. This increase was due primarily to new clubs, strong member renewal rates and increased participation in BJ’s Rewards Membership program. Inner Circle members renewed at a rate of 83.6% in 2004 versus 83.5% in 2003. Business members renewed at a rate of 87.9% in 2004 compared with 86.5% in 2003.

Cost of sales (including buying and occupancy expenses) was 91.65% of net sales in 2004 versus 91.82% of net sales in 2003. Despite this year’s increased contribution of gasoline sales, which carry a significantly lower gross margin than the remainder of our business, the cost of sales ratio in 2004 was favorable to last year primarily because of higher merchandise margins. Gasoline margin in 2004 was also favorable to last year. Buying and occupancy costs as a percentage of sales in 2004 approximated last year’s rate. Buying and occupancy expenses were reduced by $1.0 million as a result of a correction to our accounting for leases in 2004. See Note E of Notes to Consolidated Financial Statements for additional information.

The improvement in merchandise margins was due mainly to stronger sales of private brands and fresh foods and our shift to self-run produce. We were also able to reduce purchasing costs through e-sourcing and global sourcing.

Selling, general and administrative (“SG&A”) expenses were 7.70% of net sales in 2004 versus 7.67% in 2003. The increase in the SG&A ratio was due mainly to increases in payroll and fringe benefits (which included higher group medical expenses), credit expenses (resulting mainly from a higher penetration of credit transactions) and professional services, which primarily related to Sarbanes-Oxley 404 compliance requirements. These increases were partially offset by significantly lower advertising expenses.

Total SG&A expenses rose by $53.6 million from 2003 to 2004, due mainly to the factors that increased SG&A expenses as a percentage of sales, as well as the addition of new clubs. Payroll and payroll benefits accounted for 77% of all SG&A expenses in 2004 versus 75% in 2003. Major changes in SG&A expenses from 2003 to 2004 included increases in payroll and benefits of $48.1 million, credit expenses of $11.0 million and professional services of $3.5 million. These were partially offset by decreases in advertising expenses of $6.8 million, reflecting our plan to reduce this category in 2004.

In 2004 we recorded pretax charges of $7.0 million to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. See Note F of Notes to Consolidated Financial Statements for additional information.

Preopening expenses were $15.3 million in 2004 versus $8.9 million in 2003. Preopening expenses in 2004 included corrections to our accounting for leases of $8.2 million. See Note E of Notes to Consolidated Financial Statements for additional information. We opened seven new clubs in 2004. We opened ten new clubs and a new cross-dock facility in Jacksonville, Florida, in 2003.

Interest income, net was $0.8 million in 2004 compared with net interest expense of $0.1 million in 2003. This change was due primarily to higher levels of invested cash in 2004. See Note M of Notes to Consolidated Financial Statements for a summary of the components of interest income (expense), net.

Based on significant progress made in settling liabilities for House2Home leases, we recorded pretax gains of $2.7 million in 2004 and $5.5 million in 2003 to reduce our liability for contingent lease obligations. These were partially offset by pretax accretion charges in connection with these obligations of $0.2 million in 2004 and $1.0 million in 2003. See Note C of Notes to Consolidated Financial Statements for additional information. During 2004, we also received pretax recoveries on account of our House2Home bankruptcy claims of $7.0 million, which are included in gain on contingent lease obligations. See Note E of Notes to Consolidated Financial Statements for additional information.

In October 2004, we began testing a concept that is new to BJ’s by opening the first of two new clubs in the Metro New York market exclusively for food service businesses under the name “ProFoods Restaurant Supply”. Our second ProFoods club was opened in January 2005. The business model for ProFoods is built on somewhat higher merchandise margins than those generated by a wholesale club, free memberships and a broad merchandise assortment to support one-stop shopping, primarily on a cash and carry basis.

Our income tax provision was 38.5% of pretax income from continuing operations in 2004. The provision for credit card claims, the gains from contingent lease obligations and House2Home bankruptcy recoveries, and expenses recorded in connection with corrections to our accounting for leases were taxed at incremental tax rates. A tax rate of 38.7% was applied to all other pretax income from continuing operations. We expect our tax rate to increase to 39.3% in 2005, primarily due to higher anticipated effective state tax rates.

In 2003, our income tax provision was 37.7% of pretax income from continuing operations, which included a credit of $1.7 million in connection with a settlement between BJ’s and House2Home in the fourth quarter. (See Note E of Notes to Consolidated Financial Statements.) Excluding this credit, our income tax provision in 2003 was 38.7% of pretax income from continuing operations.

Income from continuing operations was $116.6 million, or $1.66 per diluted share, in 2004 versus $104.8 million, or $1.50 per diluted share, in 2003.

In 2004, income from continuing operations included the following income and expense items:

•	Income of $6.1 million, or $.09 per diluted share, to record House2Home bankruptcy recoveries and reductions to our reserve for contingent lease obligations.

•	Expense of $4.2 million, or $.06 per diluted share, to establish a reserve for credit card claims.

•	Expense of $4.3 million, or $.06 per diluted share, to record lease accounting corrections.

In 2003, income from continuing operations included the following income and expense items:

•	Income of $3.3 million, or $.05 per diluted share, to record reductions to our reserve for contingent lease liabilities.

•	Income of $1.7 million, or $.02 per diluted share, to record a tax settlement between BJ’s and House2Home.

Loss from discontinued operations, net of tax benefit, was $2.2 million, or $.03 per diluted share, in 2004. This included a post-tax loss of $1.7 million, or $.02 per diluted share, to increase our closed club reserves. Loss from discontinued operations, net of tax benefit, was $.7 million, or $.01 per diluted share, in 2003, which consisted primarily of interest accretion charges related to three clubs which closed in November 2002.

As of the beginning of 2003, we adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). We recorded a post-tax charge of

$1.3 million, or $.02 per diluted share, in the first quarter to reflect the cumulative effect of adopting this accounting principle change in 2003. See Note A of Notes to Consolidated Financial Statements for additional information.

Net income was $114.4 million, or $1.63 per diluted share, in 2004 versus $102.9 million, or $1.47 per diluted share, in 2003.

Comparison of 2003 to 2002

Net sales increased by 14.4% from 2002 to 2003, due to the opening of new clubs and new gasoline stations and to comparable club sales increases. Increases in comparable club sales represented 50% of the total increase in net sales from 2002 to 2003. New clubs and new gasoline stations accounted for the remainder of the increase.

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

Cost of sales (including buying and occupancy expenses) was 91.82% of net sales in 2003 versus 90.98% of net sales in 2002. This increase was due primarily to planned lower merchandise margins resulting from our initiatives to increase sales and market share. Almost 90% of the increase in the cost of sales ratio was due to decreased merchandise margins and the increased sales contribution of gasoline, with the remainder due to increased buying and occupancy expenses. While the gross margin rate in gasoline is significantly lower than the overall gross margin rate for the remainder of BJ’s business, market conditions allowed us to realize higher than normal gasoline margins in 2003 while maintaining our price advantage against our competitors.

Selling, general and administrative (“SG&A”) expenses were 7.67% of net sales in 2003 versus 7.26% in 2002. The increase in the SG&A ratio was due mainly to increases in incentive pay expenses, advertising, club payroll and credit expenses. The increase in incentive pay expenses reflected a more normal level of incentive pay in 2003 compared to 2002’s unusually low incentive pay expenses. Increased advertising and club payroll expenses were planned in connection with our initiatives to increase sales and market share.

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

Interest expense, net was $0.1 million in 2003 compared with net interest income of $0.3 million in 2002. See Note M of Notes to Consolidated Financial Statements for a summary of the components of interest income (expense), net.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued the following standards which will become effective in 2005 or 2006:

•	Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123 (R)) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.

This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

We currently account for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25. In accordance with that standard, no stock-based employee compensation cost for stock options has been reflected in our statements of income. In accordance with the provisions of the original SFAS No. 123, we currently disclose, on a pro forma basis, the effect on net income had we applied the provisions of that statement to stock-based employee compensation.

SFAS No. 123(R) will require us to recognize stock option expense in our statements of income beginning no later than the third fiscal quarter of 2005 and to estimate the effect of stock option forfeitures. (As permitted by the original SFAS No. 123, we currently account for forfeitures as they occur.) In addition, SFAS 123(R) amends FASB Statement No. 95, “Statements of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

As of the beginning of our third fiscal quarter in 2005 (the “required effective date”), we will apply the provisions of SFAS 123(R) to new stock awards and to awards modified, repurchased or canceled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the service is rendered on or after that date. The compensation cost for that portion of awards will be based on the fair value of those awards as calculated for pro forma disclosure purposes under the original SFAS No. 123.

Under SFAS 123(R), we may apply a modified version of retrospective application either (a) to all prior years for which the original SFAS No. 123 was effective, or (b) only to our first two fiscal quarters. We have not yet decided whether we will use modified retrospective application when we adopt SFAS 123(R). If we do so, we estimate that our post-tax stock option expense for the full 2005 year will be approximately $7 to $10 million. Actual amounts of stock option expense may vary materially from this estimate based on a number of factors, including the number and timing of new options granted, the fair market value of the Company’s stock price on the date of grant and assumptions to be applied in determining the fair value of options on the grant date.

•	Statement of Financial Accounting Standards No. 151, “Inventory Costs,” amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. The provisions of SFAS 151 become effective for BJ’s in 2006. We believe that the adoption of SFAS 151 will not have a material effect on our results of operations, financial position or cash flows.

Liquidity and Capital Resources

Net cash provided by operating activities was $248.9 million in 2004 compared with $199.9 million in 2003 and $151.3 million in 2002. The increase in net cash provided by operating activities in 2004 versus 2003 was due principally to an increase in net income before the cumulative effect of accounting changes and before depreciation and amortization of $22.1 million and a decrease in payments for closed store lease obligations of $26.0 million. The increase in net cash provided by operating activities in 2003 versus 2002 was due mainly to an increase in cash provided by accounts payable of $40.4 million. Cash provided by net income before depreciation and amortization and the cumulative effect of accounting principle changes was $213.3 million in 2004 versus $191.2 million in 2003 and $204.0 million in 2002.

Cash expended for property additions was $133.3 million in 2004, $176.9 million in 2003 and $134.8 million in 2002. In 2004, we opened seven new clubs and three gasoline stations, and remodeled six existing clubs. One of the new clubs is owned at a location that is subject to a ground lease. The other new clubs are leased. In 2003, we opened ten new clubs and purchased one existing club, which was previously leased. Four of the new clubs opened in 2003 were at owned locations. We also opened a new 480,000 square foot owned cross-dock facility in Jacksonville, Florida, in April 2003 and remodeled 30 existing clubs during the year.

We expect that capital expenditures will total approximately $185 to $190 million in 2005, based on plans to open 8 to 9 new clubs and approximately 8 gas stations. We also expect to remodel approximately four existing clubs in 2005. Planned capital expenditures in 2005 include approximately $35 million associated with the relocation of our Franklin, Massachusetts, cross-dock facility to a new facility in Uxbridge, Massachusetts, which we plan to open in 2006. The timing of actual openings and the amount of related expenditures could vary from the estimates above due, among other things, to the complexity of the real estate development process.

In 2004, we repurchased 1,725,200 shares of our common stock for $45.3 million, or an average price of $26.27 per share. We did not repurchase any BJ’s stock in 2003. In 2002, we repurchased 2,648,700 shares of common stock for $83.5 million, or an average price of $31.51 per share. From the inception of our share repurchase activities in August 1998, we have repurchased a total of $354.9 million of common stock at an average cost of $30.88 per share. As of January 29, 2005, our remaining repurchase authorization was $45.1 million. On February 28, 2005, the Board of Directors authorized the repurchase of up to an additional $100 million of BJ’s common stock.

In January 2004, we assumed a real estate mortgage with a principal balance of $4,025,000 in connection with the purchase of a club that was previously leased. This debt carries an interest rate of 7%, is payable in monthly installments maturing through November 1, 2011 and has a prepayment penalty. The principal balance at January 29, 2005 was $3.6 million.

We have a $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at January 29, 2005. We are required to pay an annual facility fee which is currently 0.175% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.575% or (b) a rate equal to the higher of the sum of the Federal Funds Effective Rate plus 0.50% or the agent bank’s prime rate. We are also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the average daily amount of credit used under the facility during the calendar quarter. The facility fee, Eurodollar margin and usage fee are subject to change based upon our fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all other covenants. We have no credit rating triggers that would accelerate the maturity date of debt if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at January 29, 2005 and for all fiscal periods throughout the year. We expect to enter into a new credit agreement before the current agreement expires.

In addition to the credit agreement, we maintain a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $29.3 million was outstanding at January 29, 2005, and we also maintain a $25 million uncommitted credit line for short-term borrowings which expires on September 30, 2005.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at January 29, 2005 and January 31, 2004.

Increases in inventories and accounts payable from January 31, 2004 to January 29, 2005 were due mainly to the addition of new clubs and an increase of 2.3% in the average inventory per club in the same time period.

Pursuant to an agreement with TJX and in connection with House2Home’s filing for bankruptcy on November 7, 2001, we recorded a pretax charge of $105.0 million for our estimated loss associated with House2Home leases in 2001. Based on our continuing evaluation of our remaining obligations and the significant progress made in settling liabilities for House2Home leases, we recorded pretax gains of $20.0 million in 2002, $5.5 million in 2003 and $2.7 million in 2004 to reduce our estimated liability related to House2Home contingent lease obligations.

As of January 29, 2005, we have settled all 41 House2Home leases for which we were originally contingently liable, including lump sum settlements for 38 leases. The other three House2Home properties (for which we remain contingently liable) have been assigned to third parties.

During the third quarter of 2002, we established reserves for our liability related to leases for three BJ’s clubs which closed on November 9, 2002. (See Note C of Notes to Consolidated Financial Statements for additional information.) Our recorded liabilities have been based on the present value of rent liabilities under the three leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of these lease obligations. This rate was based on estimated borrowing rates for the Company that took into consideration the weighted-average period of time over which these obligations are expected to be paid.

During 2004, we made a lump sum payment to settle the lease for one of the three closed clubs. Based on this settlement and an evaluation of the status of the two remaining properties, we recorded a pretax charge of $2.9 million to increase our reserve for closed clubs. The reserve at January 29, 2005 includes an estimated amount to settle the lease for one of the two remaining clubs through a lump sum payment based on negotiations in progress. The remainder of the reserve is based on the present value of our rent liability under the lease for the other remaining club, including real estate taxes and common area maintenance charges, reduced by estimated income from subleasing the property. We will continue to use an annual discount rate of 6% to calculate the present value of the obligation.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $41 million at January 29, 2005.

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

During 2004, we received pretax recoveries on account of our House2Home bankruptcy claims totaling $7.0 million, including a payment of $2.5 million to settle our claim against the Indenture Trustee for House2Home’s Convertible Subordinated Notes. We have no further claims against the Indenture Trustee. These recoveries are included in gain on contingent lease obligations in the statements of income. On a post-tax basis these gains totaled $4.6 million. We are unable to determine the amount and timing of any future recoveries under our claims against House2Home and, therefore, have not recognized such claims against House2Home in our financial statements.

Early in 2004 we were notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, we retained a leading computer security firm to conduct a forensic analysis of our information technology systems with a goal of determining whether a breach had in fact occurred. While no conclusive evidence of a breach was found, the computer security firm concluded that: (1) our centralized computer system that serves as the aggregation point for all BJ’s credit and debit card transactions chain-wide had not been breached and (2) any breach would have likely occurred in a more decentralized fashion involving club-level systems. On March 12, 2004, after our receipt of the computer security firm’s preliminary report of findings, we issued a public statement alerting consumers to the potential security breach.

In 2004, we recorded pretax charges of $7.0 million ($4.2 million post-tax) to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. As of April 6, 2005, the amount of estimated outstanding claims was approximately $10 million. In addition, the U.S. Federal Trade Commission is contemplating a proceeding against the Company relating to this matter. We are unable to predict whether further claims will be asserted.

We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

As of January 29, 2005, the balance in the credit card reserve was $5.3 million, which represents our best estimate of the remaining costs and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet. The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

BJ’s had no off-balance sheet arrangements at any time during the fiscal year ended January 29, 2005.

The following summarizes our contractual cash obligations as of January 29, 2005 and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in Thousands)
Long-term debt	$4,572	$669	$1,338	$1,338	$1,227
Operating leases	1,906,158	117,877	239,155	233,747	1,315,379
Purchase obligations	417,261	377,457	24,630	13,781	1,393
Closed store lease obligations	15,991	7,121	2,110	1,204	5,556
Other long-term liabilities	47,464	4	19,254	5,493	22,713

	$2,391,446	$503,128	$286,487	$255,563	$1,346,268

In the table above, long-term debt consists of a real estate mortgage which matures through November 1, 2011. Amounts for long-term debt include interest as well as principal.

Amounts for operating leases reflect future minimum lease payments as disclosed in Note E of Notes to Consolidated Financial Statements. We have options to renew all but one of our leases. The table above does not reflect any lease payments we would make pursuant to such renewal options, except for ground leases that include reasonably assured renewal options.

Approximately 87% of purchase obligations represent future payments for merchandise purchases. The remainder consists primarily of capital commitments and purchased services.

Amounts for closed store lease obligations comprise our liabilities on the balance sheet at January 29, 2005 for two BJ’s closed clubs. Timing of payments was based on our estimates of when these liabilities would likely be satisfied through lump sum settlements or through lease payments, net of estimated sublease income.

Amounts for other long-term liabilities consist mainly of payments for self-insured worker’s compensation and general liability claims and for asset retirement obligations, both of which are included on our balance sheet at January 29, 2005. The estimated timing of payments for insurance claims was based primarily on recent payment experience. The timing of asset retirement obligation payments corresponds to the end of the estimated useful life assigned to the assets. Not included in other noncurrent liabilities in the table above were payments of $22.7 million for our rent escalation liabilities because they are already included in the “operating leases” line, and deferred revenue of $3.6 million, which is not a cash obligation.

Cash, cash equivalents and short-term marketable securities totaled $150.4 million as of January 29, 2005. Based on the expectation that a new five-year credit agreement will be in place before the current agreement expires, we believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of the new credit agreement. However, we may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club gas station openings, expected provision for income taxes, BJ’s reserve for credit and debit card claims, lease obligations in connection with two closed BJ’s clubs, ProFoods, the effects of implementing SFAS 123(R), sales penetration of private label products, planned addition of pharmacies and other information with respect to our plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth below and other factors noted elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly those noted under “Critical Accounting Policies and Estimates”. In addition, any forward-looking statements represent our estimates only as of the day this annual report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Our clubs are located in the eastern United States, primarily in the Northeast. Our business may be adversely affected from time to time by economic downturns in our markets. In addition, we may be impacted by state and local regulation in our markets and temporarily impacted by weather conditions prevailing in our markets.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to market risk as of January 29, 2005 is not material because of the short contractual maturities of our cash and cash equivalents on that date and because of the interest rate reset feature applicable to our marketable securities, which typically adjust to market rates every 35 days. There were no borrowings outstanding under our bank credit agreement or its uncommitted credit line at January 29, 2005. We have not used derivative financial instruments. See Summary of Accounting Policies—Disclosures about Fair Value of Financial Instruments and Note D in Notes to Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(Dollars in Thousands except Per Share Amounts)
Net sales	$7,220,239	$6,553,924	$5,728,955
Membership fees and other	155,062	139,411	130,747

Total revenues	7,375,301	6,693,335	5,859,702

Cost of sales, including buying and occupancy costs	6,617,495	6,018,088	5,212,124
Selling, general and administrative expenses	556,234	502,673	416,063
Provision for credit card claims	7,000	—	—
Preopening expenses	15,331	8,875	11,735

Operating income	179,241	163,699	219,780
Interest income (expense), net	803	(74)	293
Gain on contingent lease obligations	9,424	4,488	15,607

Income from continuing operations before income tax	189,468	168,113	235,680
Provision for income taxes	72,884	63,318	89,871

Income from continuing operations	116,584	104,795	145,809
Loss from discontinued operations, net of income tax benefit of $1,455, $451 and $9,849	(2,183)	(676)	(14,943)

Income before cumulative effect of accounting principle changes	114,401	104,119	130,866
Cumulative effect of accounting principle changes	—	(1,253)	—

Net income	$114,401	$102,866	$130,866

Basic earnings per share:
Income from continuing operations	$1.68	$1.51	$2.07
Loss from discontinued operations	(0.04)	(0.01)	(0.21)
Cumulative effect of accounting principle changes	—	(0.02)	—

Net income	$1.64	$1.48	$1.86

Diluted earnings per share:
Income from continuing operations	$1.66	$1.50	$2.05
Loss from discontinued operations	(0.03)	(0.01)	(0.21)
Cumulative effect of accounting principle changes	—	(0.02)	—

Net income	$1.63	$1.47	$1.84

Number of common shares for earnings per share computations:
Basic	69,580,978	69,521,408	70,321,078
Diluted	70,131,653	69,815,020	71,120,706

Pro forma amounts assuming accounting principle changes are applied retroactively:
Net income	$114,401	$104,119	$130,296

Basic earnings per common share	$1.64	$1.50	$1.85

Diluted earnings per common share	$1.63	$1.49	$1.83

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

	January 29, 2005	January 31, 2004
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$125,558	$78,720
Marketable securities	24,800	—
Accounts receivable	87,292	78,922
Merchandise inventories	759,742	709,362
Current deferred income taxes	25,665	19,326
Prepaid expenses	19,922	22,640

Total current assets	1,042,979	908,970

Property at cost:
Land and buildings	564,237	539,885
Leasehold costs and improvements	152,547	121,128
Furniture, fixtures and equipment	514,838	479,444

	1,231,622	1,140,457
Less: accumulated depreciation and amortization	405,737	351,153

	825,885	789,304
Other assets	22,650	23,085

Total assets	$1,891,514	$1,721,359

LIABILITIES
Current liabilities:
Current installments of long-term debt	$429	$400
Accounts payable	533,345	506,988
Accrued expenses and other current liabilities	238,911	205,919
Accrued federal and state income taxes	54,321	37,928
Closed store lease obligations due within one year	7,121	10,448

Total current liabilities	834,127	761,683

Long-term debt, less portion due within one year	3,196	3,625
Noncurrent closed store lease obligations	8,870	11,463
Other noncurrent liabilities	73,756	58,199
Deferred income taxes	32,398	34,168
Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744
Additional paid-in capital	37,827	52,868
Unearned compensation	(2,629)	(185)
Retained earnings	1,078,909	964,533
Treasury stock, at cost, 5,320,687 and 4,620,587 shares	(175,684)	(165,739)

Total stockholders’ equity	939,167	852,221

Total liabilities and stockholders’ equity	$1,891,514	$1,721,359

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$114,401	$102,866	$130,866
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit card claims	7,000	—	—
Gain on contingent lease obligations	(2,458)	(4,488)	(15,607)
Provision for store closing costs and asset impairment losses	6,025	3,468	23,234
Provision for lease accounting corrections	7,234	—	—
Cumulative effect of accounting principle changes	—	1,253	—
Depreciation and amortization of property	98,900	87,050	73,113
Loss on property disposals	502	1,154	854
Other noncash items (net)	1,568	903	287
Deferred income taxes	(8,109)	22,917	32,499
Tax benefit from exercise of stock options	4,343	999	2,817
Increase (decrease) in cash due to changes in:
Accounts receivable	(8,370)	(15,543)	(1,304)
Merchandise inventories	(50,380)	(77,827)	(71,534)
Prepaid expenses	2,718	(3,614)	(1,620)
Other assets	194	(466)	(1,844)
Accounts payable	38,018	71,059	30,613
Accrued expenses	20,645	26,146	11,114
Accrued income taxes	16,393	12,960	(8,384)
Closed store lease obligations	(7,100)	(33,061)	(51,493)
Other noncurrent liabilities	7,366	4,167	(2,268)

Net cash provided by operating activities	248,890	199,943	151,343

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(133,263)	(176,918)	(134,826)
Proceeds from property disposals	544	157	144
Purchase of marketable securities	(941,250)	(213,700)	—
Sale of marketable securities	916,450	213,700	—

Net cash used in investing activities	(157,519)	(176,761)	(134,682)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(400)	—	—
Repayment of capital lease obligations	—	—	(197)
Cash dividends paid on preferred stock of subsidiary	(25)	(25)	(25)
Proceeds from issuance of common stock	12,871	7,489	3,967
Purchase of treasury stock	(45,318)	—	(83,469)
Changes in book overdrafts	(11,661)	15,391	8,588

Net cash (used in) provided by financing activities	(44,533)	22,855	(71,136)

Net increase (decrease) in cash and cash equivalents	46,838	46,037	(54,475)
Cash and cash equivalents at beginning of year	78,720	32,683	87,158

Cash and cash equivalents at end of year	$125,558	$78,720	$32,683

Supplemental cash flow information:
Interest paid, net of capitalized interest	$596	$166	$301
Income taxes paid	63,145	26,990	55,907
Noncash financing and investing activities:
Treasury stock issued for compensation plans	$35,373	$18,112	$13,220
Debt assumed in connection with real estate purchase	—	4,025	—

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
				(In Thousands)
Balance, February 2, 2002	74,410	$744	$68,615	$(41)	$730,851	(2,817)	$(113,602)	$686,567
Net income	—	—	—	—	130,866	—	—	130,866
Issuance of common stock	—	—	(6,237)	(199)	—	340	13,220	6,784
Cash dividends on preferred stock of subsidiary	—	—	—	—	(25)	—	—	(25)
Purchase of treasury stock	—	—	—	—	—	(2,649)	(83,469)	(83,469)
Compensation expense	—	—	—	80	—	—	—	80

Balance, February 1, 2003	74,410	744	62,378	(160)	861,692	(5,126)	(183,851)	740,803
Net income	—	—	—	—	102,866	—	—	102,866
Issuance of common stock	—	—	(9,510)	(114)	—	505	18,112	8,488
Cash dividends on preferred stock of subsidiary	—	—	—	—	(25)	—	—	(25)
Compensation expense	—	—	—	89	—	—	—	89

Balance, January 31, 2004	74,410	744	52,868	(185)	964,533	(4,621)	(165,739)	852,221
Net income	—	—	—		114,401	—	—	114,401
Issuance of common stock	—	—	(15,041)	(3,116)	—	1,025	35,373	17,216
Cash dividends on preferred stock of subsidiary	—	—	—	—	(25)	—	—	(25)
Purchase of treasury stock	—	—	—	—	—	(1,725)	(45,318)	(45,318)
Compensation expense	—	—	—	672	—	—	—	672

Balance, January 29, 2005	74,410	$744	$37,827	$(2,629)	$1,078,909	(5,321)	$(175,684)	$939,167

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

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. The fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003 each included 52 weeks.

Cash Equivalents and Marketable Securities

We consider highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents. Investments with maturities exceeding three months are classified as marketable securities.

Our marketable securities, which consist of high-grade debt securities issued by state governmental agencies or their political subdivisions, are classified as available for sale and are recorded at cost, which approximates fair value.

Accounts Receivable

Accounts receivable consist primarily of credit card receivables and vendor rebates and allowances and are stated net of allowances for doubtful accounts of $616,000 at January 29, 2005 and $355,000 at January 31, 2004. The determination of the allowance for doubtful accounts is based on BJ’s historical experience applied to an aging of accounts and a review of individual accounts with a known potential for write-off.

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

Property and Equipment

Property is depreciated by use of the straight-line method for financial reporting purposes. Buildings are depreciated over 33 1/3 years. Leasehold costs and improvements are amortized over the fixed non-cancelable lease term or their estimated useful life, whichever is shorter. Leasehold costs and improvements incurred within one year of the end of the fixed non-cancelable lease term are amortized over the remainder of the year and the following renewal period (which is typically five years) when the renewal is reasonably assured. Furniture, fixtures and equipment are depreciated over three to ten years. Interest related to the development of owned facilities is capitalized to the extent that debt is incurred during the construction period.

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

We recorded pretax asset impairment charges of $2,387,000 in 2004, $2,342,000 in 2003 and $1,847,000 in 2002 to write down leasehold improvements and certain fixtures and equipment to fair value at underperforming clubs that were projected to have future cash flow losses. The fair value of the assets was based primarily on past experience in disposing of similar assets. Asset impairment charges are included in selling, general and administrative expenses.

Self-Insurance Reserves

We are primarily self-insured for worker’s compensation and general liability claims. Reported reserves for these claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims.

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

We also receive cash consideration from vendors for demonstrating their products in the clubs and for advertising their products, particularly in the BJ’s Journal, a publication sent to BJ’s members throughout the year. In both cases, such cash consideration is recognized as a reduction of selling, general and administrative (“SG&A”) expenses to the extent it represents a reimbursement of specific, incremental and identifiable SG&A costs incurred by BJ’s to sell the vendors’ products. If the cash consideration exceeds the costs being reimbursed, the excess is characterized as a reduction of cost of sales. Cash consideration for product demonstrations is recognized in the period during which the demonstrations are performed. Cash consideration for advertising vendors’ products is recognized in the period in which the advertising takes place.

Manufacturers’ Incentives Tendered by Consumers

At the beginning of 2004, we adopted the provisions of EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”), which provides guidance for the reporting of vendor consideration received by a reseller as it relates to manufacturers’ incentives (such as rebates or coupons) tendered by consumers. We include such vendor consideration in revenues only if all of the criteria defined in EITF 03-10 are met. Otherwise, such consideration is recorded as a decrease in cost of sales. As permitted by the transition provisions of EITF 03-10, we have reclassified 2003’s sales and cost of sales for comparative purposes. Implementation of EITF 03-10 has no effect on gross margin dollars, net income or cash flows, but certain vendor coupons or rebates which had been recorded in sales in the past are being recognized as a reduction of cost of sales. The implementation of EITF 03-10 resulted in decreases in both sales and cost of sales of $45.6 million in 2004 and $30.9 million in 2003.

Rent Expenses

Rent expense for operating leases is recognized on a straight-line basis over the term of the leases. We begin recognizing rent expense in the preopening period when we take possession of the club. Our owned buildings, including those located on leased land, are depreciated on a straight-line basis over 33 1/3 years. We calculate rent for ground leases over periods that equal or exceed the time periods for depreciation of the buildings, which would include reasonably assured lease renewal periods.

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

Stock-Based Compensation

At January 29, 2005, we had two stock-based employee compensation plans, which are described more fully in Note H. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. We do include stock-based employee compensation cost for restricted stock in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(Dollars in Thousands except Per Share Amounts)
Net income, as reported	$114,401	$102,866	$130,866
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	412	55	50
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,725)	(4,439)	(8,777)

Pro forma net income	$107,088	$98,482	$122,139

Earnings per share:
Basic—as reported	$1.64	$1.48	$1.86

Basic—pro forma	$1.54	$1.42	$1.74

Diluted—as reported	$1.63	$1.47	$1.84

Diluted—pro forma	$1.54	$1.42	$1.73

Disclosures about Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents and marketable securities approximates fair value because of the short maturity of these instruments. The carrying amount of marketable securities approximates fair value because of their interest rate reset feature, which typically adjusts to market rates every 35 days.

The carrying amount of long-term debt, including current installments, was $3,625,000 as of January 29, 2005. The fair value of this debt was $3,920,000, based on our estimate of current rates on debt with similar remaining maturities for companies with credit ratings similar to BJ’s.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued the following standards which will become effective in 2005 or 2006:

•	Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123 (R)) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.

This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

We currently account for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25. In accordance with that standard, no stock-based employee compensation cost for stock options has been reflected in our statements of income. In accordance with the provisions of the original SFAS No. 123, we currently disclose, on a pro forma basis, the effect on net income had we applied the provisions of that statement to stock-based employee compensation.

SFAS No. 123(R) will require us to recognize stock option expense in our statements of income beginning no later than the third fiscal quarter of 2005 and to estimate the effect of stock option forfeitures. (As permitted by the original SFAS No. 123, we currently account for forfeitures as they occur.) In addition, SFAS 123(R) amends FASB Statement No. 95, “Statements of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

As of the beginning of our third fiscal quarter in 2005 (the “required effective date”), we will apply the provisions of SFAS 123(R) to new stock awards and to awards modified, repurchased or canceled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the service is rendered on or after that date. The compensation cost for that portion of awards will be based on the fair value of those awards as calculated for pro forma disclosure purposes under the original SFAS No. 123.

Under SFAS 123(R), we may apply a modified version of retrospective application either (a) to all prior years for which the original SFAS No. 123 was effective, or (b) only to our first two fiscal quarters. We have not yet decided whether we will use modified retrospective application when we adopt SFAS 123(R). If we do so, we estimate that our post-tax stock option expense for the full 2005 year will be approximately $7 to $10 million. Actual amounts of stock option expense may vary materially from this estimate based on a number of factors, including the number and timing of new options granted, the fair market value of the Company’s stock price on the date of grant and assumptions to be applied in determining the fair value of options on the grant date.

•	Statement of Financial Accounting Standards No. 151, “Inventory Costs,” amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. The provisions of SFAS 151 become effective for BJ’s in 2006. We believe that the adoption of SFAS 151 will not have a material effect on our results of operations, financial position or cash flows.

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

Although results for 2002 were not restated, the pro forma amounts shown at the bottom of the statements of income reflect net income and earnings per share as if SFAS No. 143 had been in effect during each period presented.

The following is a summary of activity relating to our liability for asset retirement obligations:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004
	(Dollars in Thousands)
Balance, beginning of year	$9,683	$—
Liabilities incurred during year	302	9,110	*
Accretion expense	655	573

Balance, end of year	$10,640	$9,683

*	Includes $8,103,000 of liabilities recorded in connection with adopting SFAS No. 143.

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

C.    Gain or Loss on Contingent Lease Obligations and Discontinued Operations

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

Based on our continuing evaluation of our remaining obligations and the significant progress made in settling liabilities for House2Home leases, we recorded pretax gains of $2.7 million in 2004, $5.5 million in 2003 and $20.0 million in 2002 to reduce our estimated liability related to House2Home contingent lease obligations.

On November 9, 2002, we closed both of our clubs in the Columbus, Ohio, market and an older non-prototypical club in North Dade, Florida. The operating results of these clubs are presented in discontinued operations in the statements of income for all periods presented. In 2004 we made a lump sum payment to settle the lease for one of the clubs that closed in 2002. Based on the settlement and an evaluation of the status of the two remaining clubs, we recorded a pretax charge of $2,853,000 to increase our reserve for closed clubs.

Including pretax accretion charges of $785,000, the pretax loss from discontinued operations totaled $3,638,000 in 2004. On a post-tax basis, this loss was $2,183,000. Loss from discontinued operations in 2003 consisted of pretax accretion charges of $946,000 and an increase in the reserves of $180,000 for the write-off of additional long-lived assets. On a post-tax basis, these charges amounted to $676,000. Loss from discontinued operations in 2002 consisted of pretax club closing costs of $21,387,000 ($12,832,000 post-tax) and pretax operating losses of $3,405,000 ($2,111,000 post-tax). Total revenues of the three closed clubs were $42.1 million in 2002. There were no revenues after 2002.

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

The following is a summary of activity relating to our obligations for House2Home and BJ’s closed store leases:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(Dollars in Thousands)
Reserves for closed store liabilities, beginning of year	$21,911	$58,334	$106,210
Provision for increase (decrease) to reserves	203	(5,320)	1,210
Interest accretion charges	977	1,958	4,570
Cash payments	(7,100)	(33,061)	(51,493)
Write-down of long lived assets	—	—	(2,163)

Reserves for closed store liabilities, end of year	$15,991	$21,911	$58,334

As of January 29, 2005, we have settled all 41 House2Home leases for which we were originally contingently liable, including lump sum settlements for 38 leases. The other three House2Home properties (for which we remain contingently liable) have been assigned to third parties. One of the leases for the three BJ’s clubs closed in November 2002 has been settled. We have reserved a total of $15,991,000 associated with our obligations for the two remaining leases for BJ’s closed clubs as of January 29, 2005.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $41 million at January 29, 2005.

D.    Debt

As of January 29, 2005, long-term debt, less the portion due within one year, consisted entirely of real estate debt, bearing interest at 7%, maturing through November 1, 2011. The aggregate maturities of long-term debt outstanding at January 29, 2005 were as follows:

Fiscal Years Ending	Dollars in Thousands
February 3, 2007	$460
February 2, 2008	493
January 31, 2009	529
January 30, 2010	567
Later years	1,147

Total	$3,196

Real estate debt was collateralized by land and buildings with a net book value of $9,993,000.

We have a $200 million unsecured credit agreement with a group of banks which expires June 13, 2005. The agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at January 29, 2005. We are required to pay an annual facility fee which is currently 0.175% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.575% or (b) a rate equal to the higher of the sum of the Federal Funds Effective Rate plus 0.50% or the agent bank’s prime rate. We are also required to pay a usage fee in any calendar quarter during which the average daily amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 33% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the average daily amount of credit used under the facility during the calendar quarter. The facility fee, Eurodollar margin and usage fee are subject to change based upon our fixed charge coverage ratio. The agreement contains covenants which, among other things, include minimum net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all other covenants. We were in compliance with the covenants and other requirements set forth in our credit agreement at January 29, 2005 and for all fiscal periods throughout the year. We expect to enter into a new five-year credit agreement before the current agreement expires.

In addition to the credit agreement, we maintain a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $29.3 million was outstanding at January 29, 2005, and we also maintain a $25 million uncommitted credit line for short-term borrowings which expires on September 30, 2005.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at January 29, 2005 and January 31, 2004.

E.    Commitments and Contingencies

We corrected our methods of accounting related to the timing of rent expense recognition at our leased locations, and for recognizing rent expenses for certain of our ground leases, in the fourth quarter of 2004. As a result of these changes, we recorded cumulative, non-cash charges of $5.8 million to begin recognizing rent expenses when we take possession of our clubs, and $1.4 million to adjust rent for our ground leases, in the fourth quarter of 2004. Of the $7.2 million recorded for these charges, $475,000 is related to 2004 and the remainder is related to prior years. The effect of this adjustment was to increase preopening expenses by $8.2 million and to decrease cost of sales, including buying and occupancy costs, by $1.0 million. See Summary of Accounting Policies—Property and Equipment and Rent Expenses for additional information.

Financial results for prior periods were not restated due to the immateriality of these issues to the results of operations and statements of financial position for the current year and each prior year. These charges will not affect historical or future cash flows, nor will they affect the timing or amounts of payments for the related leases.

We are obligated under long-term leases for the rental of real estate. In addition, we are generally required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales in excess of certain amounts, or other factors. Many of our leases require escalating payments during the lease term. Rent expense for such leases is recognized on a straight-line basis over the lease term. The initial primary term of our real estate leases (excluding ground leases) ranges from 10 to 25 years. Most of these leases have an initial term of 20 years. The initial primary term of our ground leases range from 15 to 45 years, and average approximately 25 years. As of January 29, 2005, we have options to renew all but one of our leases for periods that range from 5 to 50 years, and average approximately 21 years. Future minimum lease payments as of January 29, 2005 were:

Fiscal Years Ending	Dollars in Thousands
January 28, 2006	$117,877
February 3, 2007	120,726
February 2, 2008	118,429
January 31, 2009	117,104
January 30, 2010	116,643
Later years	1,315,379

Total	$1,906,158

Total minimum operating lease payments above have not been reduced by minimum sublease rentals of $150,000 due in all future years under noncancelable subleases of BJ’s properties. The payments above do not include future payments due under leases for two BJ’s clubs which were closed in November 2002. Rent liabilities for the closed clubs are included in the balance sheet (see Note C for additional information).

Rental expense under operating leases (including contingent rentals, which were not material) amounted to $114,984,000, $102,735,000 and $89,183,000 in 2004, 2003 and 2002, respectively. Rental expense in 2004 included corrections to our accounting for leases of $7.2 million, $6.7 million of which was related to prior years.

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

During 2004, we received pretax recoveries on account of our House2Home bankruptcy claims totaling $7.0 million, including a payment of $2.5 million to settle our claim against the Indenture Trustee for House2Home’s

Convertible Subordinated Notes. We have no further claims against the Indenture Trustee. These recoveries are included in gain on contingent lease obligations in the statements of income. On a post-tax basis these gains totaled $4.6 million. We are unable to determine the amount and timing of any future recoveries under our claims against House2Home and, therefore, have not recognized such claims against House2Home in our financial statements.

As permitted by Delaware law, BJ’s has entered into agreements whereby it indemnifies its directors and officers for certain events or occurrences while the director or officer is or was serving, at the Company’s request, in such capacity. The maximum potential amount of future payments that BJ’s could be required to make under these agreements is not limited. However, BJ’s carries directors’ and officers’ insurance that covers its exposure up to certain limits. As a result of our insurance coverage, we believe that the estimated fair value of our indemnification agreements with directors and officers is minimal. No liabilities have been recorded for these agreements as of January 29, 2005.

In 2002, we began to offer an extended warranty on tires sold at our clubs, under which BJ’s customers receive tire repair services or tire replacement in certain circumstances. We have insured this liability through a third party and, therefore, retain no liability in connection with the tire warranty program other than for the premiums paid to the third-party carrier.

F.    Provision for Credit Card Claims

Early in 2004 we were notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, we retained a leading computer security firm to conduct a forensic analysis of our information technology systems with a goal of determining whether a breach had in fact occurred. While no conclusive evidence of a breach was found, the computer security firm concluded that: (1) our centralized computer system that serves as the aggregation point for all BJ’s credit and debit card transactions chain-wide had not been breached and (2) any breach would have likely occurred in a more decentralized fashion involving club-level systems. On March 12, 2004, after our receipt of the computer security firm’s preliminary report of findings, we issued a public statement alerting consumers to the potential security breach.

In 2004, we recorded charges of $7.0 million ($4.2 million post-tax) to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. As of April 6, 2005, the amount of estimated outstanding claims was approximately $10 million. In addition, the U.S. Federal Trade Commission is contemplating a proceeding against the Company relating to this matter. We are unable to predict whether further claims will be asserted.

We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

As of January 29, 2005, the balance in the reserve was $5.3 million, which represents our best estimate of the remaining costs and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet. The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

G.    Capital Stock

During 2002, the Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock in addition to the $300 million previously authorized. We repurchased 1,725,200 shares of our common stock for $45,318,000 in 2004 and 2,648,700 shares for $83,469,000 in 2002. We did not repurchase any stock in 2003. As of January 29, 2005, the Company’s remaining repurchase authorization was

$45,139,000. On February 28, 2005, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s common stock.

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

In December 1997, one of BJ’s subsidiaries issued 126 shares of non-voting preferred stock to individual stockholders at $2,200 per share. These shares are each entitled to receive ongoing annual dividends of $200 per share. The minority interest in this subsidiary is equal to the preferred shares’ preference in an involuntary liquidation of $277,200 and is included in other noncurrent liabilities in our consolidated balance sheets at January 29, 2005 and January 31, 2004.

H.    Stock Incentive Plans

Under its 1997 Stock Incentive Plan, BJ’s has granted certain key employees and directors options to purchase common stock at prices equal to 100% of market price on the grant date. These options, which generally expire ten years from the grant date, are generally exercisable 25% per year starting one year after the grant date. Options granted to non-employee directors expire ten years from the grant date, but are exercisable in three equal annual installments beginning on the first day of the month which includes the first anniversary of the date of grant. At the Company’s Annual Meeting of Stockholders in May 2004, an amendment to increase the maximum number of shares issuable under the 1997 Stock Incentive Plan by 4,000,000 shares was approved. Certain sub-limits were also approved for awards from and after the date of the 2004 Annual Meeting of Stockholders, including a limit of 1,000,000 shares with respect to awards other than options and stock appreciation rights and a limit of 300,000 shares with respect to awards granted to non-employee directors. The maximum number of shares of common stock issuable under this plan is now 11,249,402 shares, plus shares subject to awards granted under the BJ’s Wholesale Club, Inc. 1997 Replacement Stock Incentive Plan (the “Replacement Plan”) which are not actually issued because such awards expire or are canceled. Under the Replacement Plan, BJ’s employees who held Waban stock options and restricted stock were granted replacement BJ’s options and restricted stock, which preserved the same inherent value, vesting terms and expiration dates as the Waban awards they replaced in connection with the spin-off. No new options could be granted under the Replacement Plan after January 28, 1998.

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

On May 27, 2003, the expiration date of the Company’s exchange offer, the Company accepted for exchange from eligible employees options to purchase an aggregate of 1,307,385 shares of BJ’s common stock. These stock options were cancelled as of that date. On November 28, 2003, the Company issued new options to purchase 646,054 shares of BJ’s common stock in exchange for the options surrendered in the offer. The exercise price of these new options is $25.45, which was equal to the fair market value of BJ’s common stock on November 28, 2003. None of the new options vested or became exercisable until May 28, 2004. Beginning on May 28, 2004, the new options immediately vested to the same extent that the options they replaced would have been vested on that date had they not been surrendered. After May 28, 2004, the new options have the same vesting schedule and the same remaining term as the options they replaced.

As of January 29, 2005 and January 31, 2004, respectively, 2,763,385 and 459,443 shares were reserved for all future stock awards under BJ’s stock incentive plans. As of January 29, 2005, of the total shares reserved, a maximum of 862,500 shares were reserved for awards other than options and stock appreciation rights, and a maximum of 255,000 shares were reserved for awards for non-employee directors.

We apply APB 25 and related Interpretations in accounting for our stock-based compensation. Total pretax compensation cost recognized in the statements of income for stock-based employee compensation awards was $672,000 in 2004, $89,000 in 2003 and $80,000 in 2002, and consisted entirely of restricted stock expense, which is charged to income ratably over the periods during which the restrictions lapse. 137,500 shares of restricted stock were issued in 2004 at a weighted-average grant date value of $22.66; 5,000 shares of restricted stock were issued in 2003 at a weighted-average grant-date value of $22.82; and 5,500 shares of restricted stock were issued during 2002 at a weighted-average grant-date fair value of $36.19. No compensation cost has been recognized under APB 25 for BJ’s stock options because the exercise price equaled the market price of the underlying stock on the date of grant.

The table that follows illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation, including stock options. The fair value for stock options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.46%, 2.95%, and 3.03% in 2004, 2003, and 2002, respectively; volatility factor of the expected market price of BJ’s common stock of .46 in 2004 and 2003, and .43 in 2002; and expected life of the options of 4.9 years in 2004, 4.6 years in 2003 and 5 years in 2002. No dividends were expected. The weighted-average fair value of options granted was $11.18 in 2004, $9.37 in 2003, and $9.69 in 2002. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period and forfeitures are recognized when they occur.

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(Dollars in Thousands except Per Share Amounts)
Net income, as reported	$114,401	$102,866	$130,866
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	412	55	50
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,725)	(4,439)	(8,777)

Pro forma net income	$107,088	$98,482	$122,139

Earnings per share:
Basic—as reported	$1.64	$1.48	$1.86

Basic—pro forma	$1.54	$1.42	$1.74

Diluted—as reported	$1.63	$1.47	$1.84

Diluted—pro forma	$1.54	$1.42	$1.73

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

Presented below is a summary of the status of stock option activity and weighted-average exercise prices for the last three fiscal years (number of options in thousands):

	Fiscal Year Ended
	January 29, 2005		January 31, 2004		February 1, 2003
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of year	6,030	$22.75	5,791	$26.03	4,860	$26.08
Granted	1,718	25.40	2,354	22.30	1,378	23.24
Exercised	(888)	14.50	(500)	14.98	(334)	11.86
Forfeited	(159)	29.12	(1,615)	36.28	(113)	35.95

Outstanding, end of year	6,701	24.37	6,030	22.75	5,791	26.03

Exercisable, end of year	3,045	25.13	2,599	21.82	3,284	22.45

Additional information related to stock options outstanding at January 29, 2005 is presented below (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (yrs.)	Number Exercisable	Weighted- Average Exercise Price
$ 6.45 – $ 9.45	26	$9.19	1.6	26	$9.19
$10.22 – $15.06	961	14.48	6.5	455	13.91
$17.08 – $27.94	4,807	24.18	7.7	1,720	22.99
$29.75 – $41.33	725	34.02	5.5	705	34.18
$44.12 – $47.60	182	45.39	6.7	139	45.46

$ 6.45 – $47.60	6,701	24.37	7.3	3,045	25.13

I.    Earnings Per Share

The following details the calculation of earnings per share for the last three fiscal years:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(Dollars in Thousands except Per Share Amounts)
Income from continuing operations	$116,584	$104,795	$145,809
Less: Preferred stock dividends	25	25	25

Income available to common stockholders	$116,559	$104,770	$145,784

Weighted-average number of common shares outstanding, used for basic computation	69,580,978	69,521,408	70,321,078
Plus: Incremental shares from conversion of stock options	550,675	293,612	799,628

Weighted-average number of common and dilutive potential common shares outstanding	70,131,653	69,815,020	71,120,706

Basic earnings per share	$1.68	$1.51	$2.07

Diluted earnings per share	$1.66	$1.50	$2.05

Options to purchase 1,860,650 shares at a weighted-average exercise price of $31.70, 3,959,448 shares at a weighted-average exercise price of $27.15, and 1,610,650 shares at a weighted-average exercise price of $40.82 were outstanding at January 29, 2005, January 31, 2004 and February 1, 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the years then ended.

J.    Income Taxes

The provision for income taxes includes the following:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(Dollars in Thousands)
Federal:
Current	$63,228	$33,325	$40,340
Deferred	(4,090)	21,224	27,965
State:
Current	12,754	6,627	7,183
Deferred	(463)	915	4,534

Total income tax provision	$71,429	$62,091	$80,022

Components of income tax provision:
Continuing operations	$72,884	$63,318	$89,871
Discontinued operations	(1,455)	(451)	(9,849)
Cumulative effect of accounting changes	—	(776)	—

	$71,429	$62,091	$80,022

The following is a reconciliation of the statutory federal income tax rates and the effective income tax rates:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
Statutory federal income tax rates	35%	35%	35%
State income taxes, net of federal tax benefit	3	3	3

Effective income tax rates	38%	38%	38%

Significant components of the Company’s deferred tax assets and liabilities as of January 29, 2005 and January 31, 2004 were as follows:

	January 31, 2005	January 31, 2004
	(Dollars in Thousands)
Deferred tax assets:
Closed store lease obligations	$6,353	$8,764
Self-insurance reserves	14,391	14,000
Rental step liabilities	9,177	6,488
Compensation and benefits	10,834	7,495
Other	22,627	13,744

Total deferred tax assets	63,382	50,491

Deferred tax liabilities:
Accelerated depreciation—property	62,634	58,668
Property taxes	3,849	3,301
Other	3,632	3,364

Total deferred tax liabilities	70,115	65,333

Net deferred tax liabilities	$(6,733)	$(14,842)

We have not established a valuation allowance because our deferred tax assets can be realized by offsetting deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on our historical earnings record and projected future earnings.

K.    Retirement Plans

Under BJ’s 401(k) Savings plans, participating employees may make pretax contributions up to 50% of covered compensation. BJ’s matches employee contributions at 100% of the first one percent of covered compensation and 50% of the next four percent. The Company’s expense under these plans was $4,177,000, $3,555,000 and $3,528,000 in 2004, 2003 and 2002, respectively.

We have a non-contributory defined contribution retirement plan for certain key employees. Under this plan, BJ’s funds annual retirement contributions for the designated participants on an after-tax basis. For the last three years, the Company’s contributions equaled 5% of the participants’ base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four years of service. Our pretax expense under this plan was $1,441,000, $1,179,000, and $1,119,000 in 2004, 2003 and 2002, respectively.

L.    Postretirement Medical Benefits

We have a defined benefit postretirement medical plan which covers employees and their spouses who retire after age 55 with at least 10 years of service, who are not eligible for Medicare, and who participated in a Company-sponsored medical plan. Amounts contributed by retired employees under this plan are based on years of service prior to retirement. The plan is not funded.

Net periodic postretirement medical benefit cost included the following components:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(Dollars in Thousands)
Service cost	$420	$371	$307
Interest cost	213	166	134
Amortization of unrecognized loss	60	35	21

Net periodic postretirement benefit cost	$693	$572	$462

Discount rate used to determine cost	6.00%	6.25%	6.75%

The following table sets forth the funded status of BJ’s postretirement medical plan and the amount recognized in the balance sheets at January 29, 2005 and January 31, 2004:

	January 29, 2005	January 31, 2004
	(Dollars in Thousands)
Unfunded accumulated postretirement benefit obligation (APBO)	$4,346	$3,548
Unrecognized net loss	(1,037)	(931)

Accrued postretirement benefit cost included in balance sheets	$3,309	$2,617

Discount rate used to value APBO	5.50%	6.00%
Weighted-average health care cost trend rate for valuing year-end obligations:
Initial trend rate	10.00%	11.00%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate to be attained	2010	2010

The following tables present reconciliations of the APBO and plan assets for the fiscal years ended January 29, 2005 and January 31, 2004:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004
	(Dollars in Thousands)
Reconciliation of APBO:
APBO at beginning of year	$3,548	$2,537
Service cost	420	371
Interest cost	213	166
Contributions by plan participants	19	15
Actuarial losses	166	476
Benefits paid	(20)	(17)

APBO at end of year	$4,346	$3,548

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	2	2
Contributions by plan participants	19	15
Benefits paid	(21)	(17)

Fair value of plan assets at end of year	$—	$—

The following table sets forth the impact of changes in the assumed health care cost trend rates for the fiscal year ended January 29, 2005:

Dollars in Thousands
Impact of 1% increase in health care cost trend on:
Aggregate of service and interest costs	$74
APBO at end of year	452
Impact of 1% decrease in health care cost trend on:
Aggregate of service and interest costs	$(66)
APBO at end of year	(404)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year Ending	Dollars in Thousands
January 28, 2006	$3
February 3, 2007	4
February 2, 2008	6
January 31, 2009	7
January 30, 2010	8
Fiscal years ending January 2011-2015	78

M.    Interest

The following details the components of interest income (expense), net for the last three fiscal years:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(Dollars in Thousands)
Interest income	$1,638	$341	$663
Capitalized interest	40	328	581
Interest expense on debt	(875)	(743)	(951)

Interest income (expense), net	$803	$(74)	$293

The table above excludes interest expense in discontinued operations of $137,000 in the fiscal year ended February 1, 2003.

N.    Accounts Payable

Our banking arrangements provide for the daily replenishment of vendor payable bank accounts as checks are presented. The balances of checks outstanding in these bank accounts totaling $84,321,000 at January 29, 2005 and $95,983,000 at January 31, 2004, which represent book overdrafts, are included in accounts payable on the balance sheets and the changes in these balances are reflected in financing activities in the statements of cash flows.

O.    Accrued Expenses and Other Current Liabilities

The major components of accrued expenses and other current liabilities are as follows:

	January 29, 2005	January 31, 2004
	(Dollars in Thousands)
Employee compensation	$36,543	$34,719
Deferred membership fee income	66,112	60,868
Sales and use taxes, self-insurance reserves, rent, utilities, advertising and other	136,256	110,332

	$238,911	$205,919

The following table summarizes membership fee activity for each of the last three fiscal years:

	Fiscal Year Ended
	January 29, 2005	January 31, 2004	February 1, 2003
	(Dollars in Thousands)
Deferred membership fee income, beginning of year	$60,868	$56,251	$54,973
Cash received from members	144,686	128,842	119,594
Revenue recognized in earnings	(139,442)	(124,225)	(118,316)

Deferred membership fee income, end of year	$66,112	$60,868	$56,251

P.    Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Thousands except Per Share Amounts)
Fiscal year ended January 29, 2005 (b):
Net sales	$1,610,958	$1,839,988	$1,758,215	$2,011,078
Total revenues	1,647,624	1,878,269	1,797,687	2,051,721
Gross earnings (a)	150,024	185,510	178,607	243,665
Net income	16,118	27,999	23,239	47,045
Per common share, diluted	0.23	0.40	0.33	0.67

Fiscal year ended January 31, 2004 (c) :
Net sales	$1,437,549	$1,635,017	$1,600,676	$1,880,682
Total revenues	1,471,121	1,669,472	1,636,007	1,916,735
Gross earnings (a)	137,698	163,558	158,836	215,155
Income before cumulative effect of accounting changes	12,520	21,966	20,404	49,229
Per common share, diluted	0.18	0.32	0.29	0.70
Net income	11,267	21,966	20,404	49,229
Per common share, diluted	0.16	0.32	0.29	0.70

(a)	Gross earnings equals total revenues less cost of sales, including buying and occupancy costs.
(b)	In the fiscal year ended January 29, 2005, net income included gains from the reduction of contingent lease obligations (including House2Home bankruptcy recoveries) of $3.1 million, or $.04 per diluted share, in each of the second quarter and third quarter.

Also in the fiscal year ended January 29, 2005, net income included a second quarter loss of $3.6 million, or $.05 per diluted share, and a third quarter loss of $0.6 million, or $.01 per diluted share to establish a reserve for claims by various credit card issuing banks. In the third quarter, net income also included a loss of $1.7 million, or $.02 per diluted share, in discontinued operations to increase the reserve for closed clubs. In the fourth quarter, net income included a loss of $4.3 million, or $.06 per diluted share, as a result of a correction of errors in accounting for certain of the Company’s leases. On a pretax basis, this charge was $7.2 million. See Note E for additional information.

(c)	In the fiscal year ended January 31, 2004, net income included gains from the reduction of contingent lease obligations of $0.7 million, or $.01 per diluted share, in the first quarter; $0.4 million, or $.01 per diluted share, in the second quarter; $0.6 million, or $.01 per diluted share, in the third quarter; and $1.6 million, or $.02 per diluted share, in the fourth quarter. In the fourth quarter, net income included a gain of $1.7 million, or $.02 per diluted share, to record a tax settlement between BJ’s and House2Home.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BJ’s Wholesale Club, Inc.:

We have completed an integrated audit of BJ’s Wholesale Club, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of January 29, 2005 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of BJ’s Wholesale Club, Inc. and its subsidiaries at January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” on February 2, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of January 29, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

April 1, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

BJ’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of January 29, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s assessment of the effectiveness of its internal controls over financial reporting as of January 29, 2005 as stated in their report, which appears herein.

/s/ MICHAEL T. WEDGE	/s/ FRANK D. FORWARD
Michael T. Wedge	Frank D. Forward
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

April 1, 2005

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures.

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 29, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of January 29, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended January 29, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 29, 2005 (the “Proxy Statement”). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference from the Proxy Statement under “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Policies on Business Ethics and Conduct” and “Audit Committee.”

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference from the Proxy Statement under “Executive Compensation”. However, information under “Executive Compensation Committee Report on Executive Compensation” in the Proxy Statement is not so incorporated.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

A. The Financial Statements filed as part of this report are listed and indexed on page 24. Schedules have been omitted because they are not applicable or the required information has been included elsewhere in this report.

B. Listed below are all Exhibits filed as part of this report.

Exhibit

No.	Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated By-Laws (5)

4.1	Amended and Restated Rights Agreement, dated as of November 17, 2003, between the Company and The Bank of New York (15)

4.2	Specimen Certificate of Common Stock, $.01 par value per share (4)

10.1	Separation and Distribution Agreement, dated as of July 10, 1997 between the Company and Waban Inc. (2)

10.2	Services Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (2)

10.3	Tax Sharing Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (2)

10.4	Employee Benefits Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (2)

10.5	2003 Amendment and Restatement of Management Incentive Plan* (13)

10.5a	Criteria for 2005 Awards under Management Incentive Plan* (19)

10.6	2003 Amendment and Restatement of Growth Incentive Plan* (14)

10.6a	Criteria for 2005-2007 Awards under Growth Incentive Plan* (19)

10.7	BJ’s Wholesale Club, Inc. Executive Retirement Plan, as amended* (7)

10.8	BJ’s Wholesale Club, Inc. 1997 Replacement Stock Incentive Plan* (3)

10.9	BJ’s Wholesale Club, Inc. 1997 Stock Incentive Plan, as amended through May 20, 2004* (17)

10.10	BJ’s Wholesale Club, Inc. General Deferred Compensation Plan* (3)

10.11	Employment Agreement, dated as of July 28, 1997 with Herbert J. Zarkin* (3)

10.11a	Amendment effective September 14, 2000 to July 28, 1997 Employment Agreement with Herbert J. Zarkin*(8)

10.11b	Second Amendment effective as of August 9, 2004 to July 28, 1997 Employment Agreement with Herbert J. Zarkin* (18)
10.11c	Nonstatutory Stock Option Agreement Granted under 1997 Stock Incentive Plan to Herbert J. Zarkin on August 9, 2004* (18)

No.	Exhibit

10.11d	Restricted Stock Award under 1997 Stock Incentive Plan to Herbert J. Zarkin, effective August 9, 2004* (18)

10.12	Employment Agreement, dated as of July 28, 1997 with Frank D. Forward* (3)

10.13	Amendment dated as of February 4, 2004 to February 4, 1999 Change of Control Agreement between the Company and Frank D. Forward* (16)

10.14	Employment Agreement, dated as of July 28, 1997 with Michael T. Wedge* (3)

10.14a	Amendment dated as of September 9, 2002 to February 4, 1999 Change of Control Agreement between the Company and Michael T. Wedge* (11)

10.15	Employment Agreement, dated as of December 1, 2000 with Edward F. Giles* (12)

10.16	Amendment dated as of February 4, 2004 to September 9, 2002 Change of Control Agreement between the Company and Edward F. Giles* (16)

10.17	Employment Agreement, dated as of February 6, 2003 with Kellye L. Walker* (16)

10.18	Employment Agreement dated as of July 6, 2004 with Karen Stout*

10.19	Change of Control Agreement, dated as of July 6, 2004 between the Company and Karen Stout*

10.20	Amended and Restated Form of Change of Control Severance Agreement between the Company and officers of the Company* (6)

10.21	Form of Indemnification Agreement between the Company and officers of the Company* (3)

10.22	BJ’s Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees, as amended* (7)

10.22a	Amendment dated as of February 4, 2004 to BJ’s Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees, as amended* (16)

10.23	Form of Nonstatutory Stock Option Agreement Granted under 1997 Stock Incentive Plan* (18)

10.24	Form of Restricted Stock Agreement under 1997 Stock Incentive Plan* (18)

10.25	Credit Agreement, dated June 12, 2002, among the Company and certain banks (9)

10.25a	Amendment No. 1, dated as of August 13, 2002 to Credit Agreement dated June 12, 2002 among the Company and certain banks (10)

10.26	Indemnification Agreement, dated as of April 18, 1997, between the Company and The TJX Companies, Inc. (4)

10.27	Summary of Company’s Non-Employee Director Compensation*

10.28	Base Salaries of Executive Officers of the Company*

21.0	Subsidiaries of the Company

23.0	Consent of Independent Accountants

31.1	Chief Executive Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

*	Management contract or other compensatory plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8, (Commission File No. 333-31015)

(2)	Incorporated herein by reference to the Current Report on Form 8-K, dated July 28, 1997, of HomeBase, Inc. (Commission File No. 001-10259)
(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 26, 1997 (Commission File No. 001-13143)
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Commission File No. 333-25511)
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of April 7, 1999 (Commission File No. 001-13143)
(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 1999 (Commission File No. 001-13143)
(7)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (Commission File No. 001-13143)
(8)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2000 (Commission File No. 001-13143)
(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2002 (Commission File No. 001-13143)
(10)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2002 (Commission File No. 001-13143)
(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2002 (Commission File No. 001-13143)
(12)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (Commission File No. 001-13143)
(13)	Incorporated herein by reference to Appendix D of the Company’s Definitive Proxy Statement as filed on April 22, 2003 (Commission File No. 001-13143)
(14)	Incorporated herein by reference to Appendix E of the Company’s Definitive Proxy Statement as filed on April 22, 2003 (Commission File No. 001-13143)
(15)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003 (Commission File No. 001-13143)
(16)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (Commission File No. 001-13143)
(17)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004 (Commission File No. 001-13143)
(18)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004 (Commission File No. 001-13143)
(19)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated as of February 2, 2005 (Commission File No. 001-13143)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC.

Dated: April 6, 2005	/s/ MICHAEL T. WEDGE
Michael T. Wedge President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ MICHAEL T. WEDGE Michael T. Wedge Chief Executive Officer and Director (Principal Executive Officer)	/s/ HERBERT J. ZARKIN Herbert J. Zarkin, Chairman of the Board and Director

/s/ FRANK D. FORWARD Frank D. Forward, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ S. JAMES COPPERSMITH S. James Coppersmith, Director

/s/ PAUL DANOS Paul Danos, Director	/s/ RONALD R. DION Ronald R. Dion, Director

/s/ BERT N. MITCHELL Bert N. Mitchell, Director	/s/ HELEN FRAME PETERS Helen Frame Peters, Director

/s/ THOMAS J. SHIELDS Thomas J. Shields, Director	/s/ LORNE R. WAXLAX Lorne R. Waxlax, Director

Dated: April 6, 2005