Form 10-Q
period 2005-04-30
BJS WHOLESALE CLUB INC
filed 2005-05-17
CIK 1037461

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended April 30, 2005

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

The number of shares of the Registrant’s common stock outstanding as of April 30, 2005: 68,435,568

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
	(Dollars in Thousands except Per Share Amounts)
Net sales	$1,768,789	$1,610,958
Membership fees and other	40,761	36,666

Total revenues	1,809,550	1,647,624

Cost of sales, including buying and occupancy costs	1,635,981	1,497,600
Selling, general and administrative expenses	144,491	123,200
Provision for credit card claims	3,000	—
Preopening expenses	1,097	219

Operating income	24,981	26,605
Interest income (expense), net	275	(111)
Gain (loss) on contingent lease obligations	4,277	(73)

Income from continuing operations before income taxes	29,533	26,421
Provision for income taxes	10,830	10,171

Income from continuing operations	18,703	16,250
Loss from discontinued operations, net of income tax benefit of $53 and $88	(80)	(132)

Net income	$18,623	$16,118

Basic and diluted earnings per common share:

Income from continuing operations	$0.27	$0.23
Loss from discontinued operations	—	—

Net income	$0.27	$0.23

Number of common shares for earnings per share computations:
Basic	68,824,698	69,809,300
Diluted	69,644,840	70,362,007

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2005	January 29, 2005	May 1, 2004
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$93,262	$125,558	$40,968
Marketable securities	—	24,800	34,986
Accounts receivable	77,250	87,292	63,807
Merchandise inventories	780,795	759,742	707,651
Current deferred income taxes	25,303	25,665	18,998
Prepaid expenses	22,758	19,922	19,465

Total current assets	999,368	1,042,979	885,875

Property at cost:
Land and buildings	564,568	564,237	541,127
Leasehold costs and improvements	154,263	152,547	121,900
Furniture, fixtures and equipment	525,393	514,838	490,818

	1,244,224	1,231,622	1,153,845
Less: accumulated depreciation and amortization	431,888	405,737	375,500

	812,336	825,885	778,345
Other assets	23,496	22,650	23,016

Total assets	$1,835,200	$1,891,514	$1,687,236

LIABILITIES
Current liabilities:
Current installments of long-term debt	$436	$429	$407
Accounts payable	518,339	533,345	488,944
Accrued expenses and other current liabilities	219,101	238,911	184,948
Accrued federal and state income taxes	38,288	54,321	30,462
Closed store lease obligations due within one year	7,108	7,121	8,428

Total current liabilities	783,272	834,127	713,189

Long-term debt, less portion due within one year	3,084	3,196	3,521
Noncurrent closed store lease obligations	8,606	8,870	11,055
Other noncurrent liabilities	71,802	73,756	61,468
Deferred income taxes	31,360	32,398	35,429
Commitments and contingencies	—	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	33,631	37,827	51,198
Unearned compensation	(2,291)	(2,629)	(159)
Retained earnings	1,097,532	1,078,909	980,651
Treasury stock, at cost, 5,974,622 and 5,320,687 and 4,830,655 shares	(192,540)	(175,684)	(169,860)

Total stockholders’ equity	937,076	939,167	862,574

Total liabilities and stockholders’ equity	$1,835,200	$1,891,514	$1,687,236

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,623	$16,118
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit card claims	3,000	—
Loss on contingent lease obligations	—	73
Provision for store closing costs	133	220
Depreciation and amortization of property	26,406	24,413
Loss on property disposals	58	20
Other noncash items (net)	592	245
Deferred income taxes	(676)	1,589
Tax benefit from exercise of stock options	2,801	217
Increase (decrease) in cash due to changes in:
Accounts receivable	10,042	15,115
Merchandise inventories	(21,053)	1,711
Prepaid expenses	(2,836)	3,175
Other assets	(926)	9
Accounts payable	(5,206)	(12,058)
Accrued expenses	(4,533)	(4,382)
Accrued income taxes	(16,033)	(7,466)
Closed store lease obligations	(410)	(2,728)
Other noncurrent liabilities	(2,128)	3,111

Net cash provided by operating activities	7,854	39,382

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(31,243)	(30,446)
Proceeds from property disposals	51	390
Purchase of marketable securities	(95,825)	(154,936)
Sale of marketable securities	120,625	119,950

Net cash used in investing activities	(6,392)	(65,042)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(105)	(97)
Proceeds from issuance of common stock	9,746	1,951
Purchase of treasury stock	(33,599)	(7,960)
Changes in book overdrafts	(9,800)	(5,986)

Net cash used in financing activities	(33,758)	(12,092)

Net decrease in cash and cash equivalents	(32,296)	(37,752)
Cash and cash equivalents at beginning of year	125,558	78,720

Cash and cash equivalents at end of period	$93,262	$40,968

Noncash financing and investing activities:
Treasury stock issued for compensation plans	$16,743	$3,839

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional Paid-in Capital	Unearned Compensation	Retained Earnings			Total Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
				(In Thousands)
Balance, January 31, 2004	74,410	$744	$52,868	$(185)	$964,533	(4,621)	$(165,739)	$852,221
Net income	—	—	—	—	16,118	—	—	16,118
Issuance of common stock	—	—	(1,670)	—	—	107	3,839	2,169
Purchase of treasury stock	—	—	—	—	—	(317)	(7,960)	(7,960)
Compensation expense	—	—	—	26	—	—	—	26

Balance, May 1, 2004	74,410	$744	$51,198	$(159)	$980,651	(4,831)	$(169,860)	$862,574

Balance, January 29, 2005	74,410	$744	$37,827	$(2,629)	$1,078,909	(5,321)	$(175,684)	$939,167
Net income	—	—	—		18,623	—	—	18,623
Issuance of common stock	—	—	(4,196)	—	—	511	16,743	12,547
Purchase of treasury stock	—	—	—	—	—	(1,165)	(33,599)	(33,599)
Compensation expense	—	—	—	338	—	—	—	338

Balance, April 30, 2005	74,410	$744	$33,631	$(2,291)	$1,097,532	(5,975)	$(192,540)	$937,076

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for BJ’s Wholesale Club, Inc. (“BJ’s” or “the Company” or “we”) for the quarter ended April 30, 2005 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

2. The interim financial statements are unaudited and reflect all normal recurring adjustments we considered necessary for a fair statement of our financial statements in accordance with generally accepted accounting principles.

3. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

4. The components of interest income (expense), net were as follows (amounts in thousands):

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
Interest income	$509	$110
Capitalized interest	—	1
Interest expense on debt	(234)	(222)

Interest income (expense), net	$275	$(111)

5. The following details the calculation of earnings per share from continuing operations for the periods presented below (amounts in thousands except per share amounts):

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
Income from continuing operations	$18,703	$16,250

Weighted-average number of common shares outstanding, used for basic computation	68,825	69,809
Plus: Incremental shares from assumed exercise of stock options	820	553

Weighted-average number of common and dilutive potential common shares outstanding	69,645	70,362

Basic earnings per share	$0.27	$0.23

Diluted earnings per share	$0.27	$0.23

Options to purchase 763,500 shares at a weighted-average exercise price of $37.49 and 2,505,173 shares at a weighted-average exercise price of $29.31 were outstanding at April 30, 2005 and May 1, 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the thirteen weeks then ended.

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

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
	(Dollars in Thousands except Per Share Amounts)
Net income, as reported	$18,623	$16,118
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	205	16
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,158)	(1,618)

Pro forma net income	$16,670	$14,516

Earnings per share:
Basic - as reported	$0.27	$0.23

Basic - pro forma	$0.24	$0.21

Diluted - as reported	$0.27	$0.23

Diluted - pro forma	$0.24	$0.21

7. The following table summarizes activity relating to our obligations for House2Home, Inc. (“House2Home”) and BJ’s closed store leases:

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
	(Dollars in Thousands)
Reserves for closed store liabilities, beginning of year	$15,991	$21,911
Interest accretion charges	133	293
Cash payments	(410)	(2,721)

Reserves for closed store liabilities, end of period	$15,714	$19,483

As of April 30, 2005, we have settled all 41 House2Home leases for which we were originally contingently liable, including lump sum settlements for 38 leases. The other three House2Home properties (for which we remain contingently liable) have been assigned to third parties. One of the leases for the three BJ’s clubs closed in November 2002 has been settled. We have reserved a total of $15,714,000 associated with our obligations for the two remaining leases for BJ’s closed clubs as of April 30, 2005.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $41 million at April 30, 2005.

Subsequent to the end of this year’s first quarter, we settled the lease for one of the two remaining BJ’s closed clubs through a lump sum payment. The settlement was consistent with the amount which we reserved for this club as of April 30, 2005. This settlement reduced the maximum reasonably possible undiscounted pretax exposure to approximately $23 million as of May 17, 2005.

8. Early in 2004 we were notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, we retained a leading computer security firm to conduct a forensic analysis of our information technology systems with a goal of determining whether a breach had in fact occurred. While no conclusive evidence of a breach was found, the computer security firm concluded that: (1) our centralized computer system that serves as the aggregation point for all BJ’s credit and debit card transactions chain-wide had not been breached and (2) any breach would have likely occurred in a more decentralized fashion involving club-level systems. On March 12, 2004, after our receipt of the computer security firm’s preliminary report of findings, we issued a public statement alerting consumers to the potential security breach.

In 2004, we recorded charges of $7.0 million ($4.2 million post-tax) to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. In the quarter ended April 30, 2005, we recorded an additional charge of $3.0 million ($1.8 million post-tax) to increase our reserve. This charge was driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. As of April 30, 2005, the balance in the reserve was $5.4 million, which represents our best estimate of the remaining costs and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of May 17, 2005, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. In addition, the U.S. Federal Trade Commission is contemplating a proceeding against the Company relating to this matter. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

9. Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
	(Dollars in Thousands)
Service cost	$135	$110
Interest cost	63	56
Amortization of unrecognized loss	21	14

Net periodic benefit cost	$219	$180

10. On April 28, 2005, we entered into a new $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. This agreement replaces the prior bank agreement, which was scheduled to expire on June 13, 2005. The new agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at April 30, 2005. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at April 30, 2005.

In addition to the credit agreement, we maintain a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $16.1 million was outstanding at April 30, 2005, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on September 30, 2005.

There were no borrowings outstanding under our bank credit agreements or our uncommitted credit line at April 30, 2005 and May 1, 2004.

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

In the second and third quarters of 2004, we received pretax recoveries on account of our House2Home bankruptcy claims totaling $7.0 million, including a payment of $2.5 million to settle our claim against the Indenture Trustee for House2Home’s Convertible Subordinated Notes. We have no further claims against the Indenture Trustee. On a post-tax basis these gains totaled $4.6 million.

In the quarter ended April 30, 2005, we received pretax recoveries on account of our House2Home bankruptcy claims of $4.3 million, which are recorded in gain (loss) on contingent lease obligations in the statement of income. On a post-tax basis, these gains were $2.9 million. We are unable to determine the amount of any future recoveries under our claims against House2Home and, therefore, we have not recognized such claims against House2Home in our financial statements.

12. The Financial Accounting Standards Board (“FASB”) issued the following standards which will become effective in 2006:

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

SFAS No. 123(R) will require us to recognize stock option expense in our statements of income beginning no later than the first fiscal quarter of 2006 and to estimate the effect of stock option forfeitures. (As permitted by the original SFAS No. 123, we currently account for forfeitures as they occur.) In addition, SFAS 123(R) amends FASB Statement No. 95, “Statements of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

As of the beginning of our first fiscal quarter in 2006 (the “required effective date”), we will apply the provisions of SFAS 123(R) to new stock awards and to awards modified, repurchased or canceled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the service is rendered on or after that date. The compensation cost for that portion of awards will be based on the fair value of those awards as calculated for pro forma disclosure purposes under the original SFAS No. 123.

Under SFAS 123(R), we may apply a modified version of retrospective application either (a) to all prior years for which the original SFAS No. 123 was effective, or (b) only to completed fiscal quarters in 2005 if we decide to adopt this standard before the required effective date. We have not yet decided whether we will use modified retrospective application when we adopt SFAS 123(R). If we do so, we estimate that our post-tax stock option expense for the full 2005 year will be approximately $7 to $10 million. Actual amounts of stock option expense may vary materially from this estimate based on a number of factors, including the number and timing of new options granted, the fair market value of the Company’s stock price on the date of grant and assumptions to be applied in determining the fair value of options on the grant date.

Most of BJ’s stock option awards specify that eligible participants whose employment terminates on or after their normal retirement date (as defined) may exercise options within the period of one year following their termination. Shares shall continue to become exercisable during this period in accordance with the stock option agreement. Notwithstanding the foregoing, options shall in no event be exercisable after the final exercise date. For pro forma reporting purposes under SFAS No. 123, we recognize compensation cost for this type of arrangement over the nominal vesting period (the “nominal vesting period approach”). Issue 19 of Emerging Issues Task Force Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB 25 and FIN 44,” (EITF 00-23) and paragraph 27 of SFAS 123 specify that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”).

We will continue to follow the nominal vesting period approach for any new awards granted prior to adopting SFAS 123(R) and for the remaining portion of unvested outstanding awards. Upon adopting SFAS 123(R), we will apply the non-substantive vesting approach described in paragraphs A57-58 of SFAS 123(R) to new grants that have retirement eligibility provisions. We are in the process of assessing the impact of applying the non-substantive vesting approach versus the nominal vesting approach.

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

Thirteen Weeks (First Quarter) Ended April 30, 2005 versus Thirteen Weeks Ended May 1, 2004.

Critical Accounting Policies and Estimates

The preparation of our unaudited quarterly financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Some accounting policies have a significant impact on amounts reported in these financial statements. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005 in the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the quarter ended April 30, 2005 rose 9.8% to $1.77 billion from $1.61 billion reported in last year’s first quarter. This increase was due to comparable club sales increases and to the opening of new clubs and gasoline stations. The increase in comparable club sales represented approximately 60% of the increase in total net sales from the first quarter of 2004 to the first quarter of 2005. New clubs accounted for the remainder of the increase. Adjusting each period for shifts between certain food and general merchandise categories, food accounted for 60% of total food and general merchandise sales in this year’s first quarter versus 58% in last year’s first quarter.

Comparable club sales increased by 5.8% over last year in the first quarter, including a 0.7% contribution from gasoline sales. On a comparable club basis, food sales increased by approximately 9% in this year’s first quarter and general merchandise sales were flat. Food categories with strong comparable club sales increases included milk and dairy, paper products, soda and water, snacks and fresh produce. After a slow start in February and March, general merchandise sales improved in the month of April with more seasonable weather conditions. General merchandise categories with strong comparable club sales included beauty care, electronics, ladies’ apparel, toys and televisions. Weaker categories included residential furniture, appliances, summer seasonal and best seller books.

Total revenues included membership fees of $37.0 million in this year’s first quarter versus $33.1 million in last year’s comparable period. This increase was due principally to the opening of new clubs, strong member renewal rates and increased participation in BJ’s Rewards Membership program.

Cost of sales (including buying and occupancy costs) was 92.49% of net sales in this year’s first quarter versus 92.96% in last year’s first quarter. The major contributing factor to this change was higher gross merchandise margins due mainly to stronger sales of private brands and our shift to internally managing the purchase of produce instead of relying on a third party. Our gasoline gross margin in this year’s first quarter was higher than last year’s below normal rate in the comparable period. We were also able to realize product cost reductions from global and e-sourcing initiatives in this year’s first quarter. These favorable variances were partially offset by higher buying and occupancy costs as a percentage of sales.

Selling, general and administrative (“SG&A”) expenses were 8.17% of net sales in the first quarter versus 7.65% in last year’s comparable period. This increase was due principally to higher payroll and fringe benefit costs, a portion of which is attributable to our shift to self-run produce, and to a $2.3 million reduction in last year’s first quarter SG&A expenses resulting from a settlement of medical claims overcharges from a former plan administrator.

Total SG&A expenses rose by $21.3 million from the first quarter of 2004 to the first quarter of 2005. Payroll and benefits accounted for 78% of all SG&A expenses in this year’s first quarter versus 79% last year. Major changes in SG&A expenses included increases in payroll and benefits of $15.3 million and last year’s medical claims settlement of $2.3 million ($1.4 million post-tax).

Preopening expenses were $1.1 million in the first quarter this year compared with $0.2 million in last year’s first quarter. One new club was opened in this year’s first quarter. No new clubs were opened in last year’s first quarter.

Net interest income was $0.3 million in this year’s first quarter versus net interest expense of $0.1 million in last year’s first quarter. This change was due primarily to higher levels of invested cash.

During the quarter ended April 30, 2005, we recorded a charge of $3.0 million to increase our reserve for credit card claims. This increase in the reserve was driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. See Note 8 of Notes to Consolidated Financial Statements for additional information.

This year’s first quarter gain on contingent lease obligations of $4.3 million consisted of recoveries on account of our House2Home bankruptcy claims. On a post-tax basis, this gain was $2.9 million. See Note 11 of Notes to Consolidated Financial Statements for additional information. Last year’s first quarter loss on contingent lease obligations of $0.1 million consisted entirely of interest accretion charges.

Our income tax provision was 36.7% of pretax income from continuing operations in the first quarter of 2005 versus 38.5% in last year’s first quarter. The lower tax provision rate in this year’s first quarter was due primarily to a favorable settlement of a state tax matter and a lower than normal tax rate applied to the House2Home bankruptcy recoveries, a portion of which was nontaxable. For the full 2005 year, we expect our ongoing tax rate to be approximately 38.9%.

Income from continuing operations was $18.7 million, or $.27 per diluted share, in this year’s first quarter versus $16.3 million, or $.23 per diluted share, in last year’s comparable period. Loss from discontinued operations (net of income tax benefit) was $80,000 in this year’s first quarter versus $132,000 in last year’s comparable period, and consists of interest accretion charges associated with BJ’s clubs that closed in 2002.

Net income for the first quarter was $18.6 million, or $.27 per diluted share, this year versus $16.1 million, or $.23 per diluted share, last year. This year’s first quarter included net income of $1.1 million, or $.02 per diluted share, consisting of income from the House2Home bankruptcy claims recoveries of $2.9 million net of expense to increase the reserve for credit card claims of $1.8 million.

The Company operated 158 clubs, including two ProFoods clubs, on April 30, 2005 versus 150 BJ’s clubs on May 1, 2004.

Seasonality

Our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards

The FASB issued the following standards which will become effective in 2006:

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

SFAS No. 123(R) will require us to recognize stock option expense in our statements of income beginning no later than the first fiscal quarter of 2006 and to estimate the effect of stock option forfeitures. (As permitted by the original SFAS No. 123, we currently account for forfeitures as they occur.) In addition, SFAS 123(R) amends FASB Statement No. 95, “Statements of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

As of the beginning of our first fiscal quarter in 2006 (the “required effective date”), we will apply the provisions of SFAS 123(R) to new stock awards and to awards modified, repurchased or canceled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the service is rendered on or after that date. The compensation cost for that portion of awards will be based on the fair value of those awards as calculated for pro forma disclosure purposes under the original SFAS No. 123.

Under SFAS 123(R), we may apply a modified version of retrospective application either (a) to all prior years for which the original SFAS No. 123 was effective, or (b) only to completed fiscal quarters in 2005 if we decide to adopt this standard before the required effective date. We have not yet decided whether we will use modified retrospective application when we adopt SFAS 123(R). If we do so, we estimate that our post-tax stock option expense for the full 2005 year will be approximately $7 to $10 million. Actual amounts of stock option expense may vary materially from this estimate based on a number of factors, including the number and timing of new options granted, the fair market value of the Company’s stock price on the date of grant and assumptions to be applied in determining the fair value of options on the grant date.

Most of BJ’s stock option awards specify that eligible participants whose employment terminates on or after their normal retirement date (as defined) may exercise options within the period of one year following their termination. Shares shall continue to become exercisable during this period in accordance with the stock option agreement. Notwithstanding the foregoing, options shall in no event be exercisable after the final exercise date. For pro forma reporting purposes under SFAS No. 123, we recognize compensation cost for this type of arrangement over the nominal vesting period (the “nominal vesting period approach”). Issue 19 of Emerging Issues Task Force Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB 25 and FIN 44,” (EITF 00-23) and paragraph 27 of SFAS 123 specify that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”).

We will continue to follow the nominal vesting period approach for any new awards granted prior to adopting SFAS 123(R) and for the remaining portion of unvested outstanding awards. Upon adopting SFAS 123(R), we will apply the non-substantive vesting approach described in paragraphs A57-58 of SFAS 123(R) to new grants that have retirement eligibility provisions. We are in the process of assessing the impact of applying the non-substantive vesting approach versus the nominal vesting approach.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $7.9 million in the first three months of 2005 versus $39.4 million in last year’s comparable period. Merchandise inventories, net of accounts payable, increased by $26.3 million in the first three months of this year versus $10.3 million in last year’s comparable period. The ratio of accounts payable to merchandise inventories was 66.4% at the end of this year’s first quarter versus 69.1% at the end of last year’s first quarter. This decrease was due mainly to a combination of last year’s abnormally high ratio and this year’s slow start to the summer selling season.

Cash expended for property additions was $31.2 million in this year’s first quarter versus $30.4 million in last year’s comparable period. Our full-year capital expenditures are expected to total approximately $185 to $190 million in 2005, based on plans to open approximately eight or nine new clubs and approximately eight gasoline stations. One new club was opened in this year’s first quarter. Planned capital expenditures in 2005 also include approximately $35 million associated with the relocation of our Franklin, Massachusetts, cross-dock facility to a new expanded facility in Uxbridge, Massachusetts, which we plan to open in 2006. The timing of actual openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

On February 28, 2005, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s common stock. During the first quarter, we repurchased 1,164,900 shares of our common stock for $33.6 million. In last year’s first quarter we repurchased 317,100 shares of our common stock for $8.0 million. As of April 30, 2005, our remaining repurchase authorization was $111.5 million.

On April 28, 2005, we entered into a new $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. This agreement replaces the prior bank agreement, which was scheduled to expire on June 13, 2005. The new agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at April 30, 2005. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date of debt if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at April 30, 2005.

In addition to the credit agreement, we maintain a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $16.1 million was outstanding at April 30, 2005, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on September 30, 2005.

There were no borrowings outstanding under our bank credit agreements or our uncommitted credit line at April 30, 2005 and May 1, 2004.

Increases in merchandise inventories and accounts payable from May 1, 2004 to April 30, 2005 were due to the addition of new clubs, as well as a 4.7% increase in average inventory per club.

As of April 30, 2005, we have settled all 41 House2Home leases for which we were originally contingently liable, including lump sum settlements for 38 leases. The other three House2Home properties (for which we remain contingently liable) have been assigned to third parties.

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

During 2004, we made a lump sum payment to settle the lease for one of the three closed clubs. The reserve at April 30, 2005 includes an estimated amount to settle the lease for one of the two remaining clubs through a lump sum payment based on negotiations in progress. The remainder of the reserve is based on the present value of our rent liability under the lease for the other remaining club, including real estate taxes and common area maintenance charges, reduced by estimated income from subleasing the property. We will continue to use an annual discount rate of 6% to calculate the present value of the obligation.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $41 million at April 30, 2005.

Subsequent to the end of this year’s first quarter, we settled the lease for one of the two remaining BJ’s closed clubs through a lump sum payment. The settlement was consistent with the amount which we reserved for this club as of April 30, 2005. This settlement reduced the maximum reasonably possible undiscounted pretax exposure to approximately $23 million as of May 17, 2005.

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

In the quarter ended April 30, 2005, we received pretax recoveries on account of our House2Home bankruptcy claims of $4.3 million, which are recorded in gain (loss) on contingent lease obligations in the statement of income. On a post-tax basis, these gains were $2.9 million. We are unable to determine the amount of any future recoveries under our claims against House2Home and, therefore, we have not recognized such claims against House2Home in our financial statements.

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

In 2004, we recorded pretax charges of $7.0 million ($4.2 million post-tax) to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. In the quarter ended April 30, 2005, we recorded an additional charge of $3.0 million ($1.8 million post-tax) to increase our reserve. This increase in the reserve was driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. As of April 30, 2005, the balance in the credit card reserve was $5.4 million, which represents our best estimate of the remaining costs and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of May 17, 2005, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. In addition, the U.S. Federal Trade Commission is contemplating a proceeding against the Company relating to this matter. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

Cash and cash equivalents totaled $93.3 million as of April 30, 2005. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of our credit agreement, which expires April 27, 2010. However, we may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club and gas station openings, expected provision for income taxes, BJ’s reserve for credit and debit card claims, lease obligations in connection with a closed BJ’s club, the effects of implementing SFAS 123(R), and other information with respect to our plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, levels of customer demand, economic and weather conditions and state and local regulation in our markets; competitive conditions; our success in settling lease obligations for a closed club; our success in settling credit and debit card claims; and events which might cause our 1997 spin-off from Waban Inc. not to qualify for tax-free treatment. Each of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to market risk as of April 30, 2005 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at April 30, 2005. We have not used derivative financial instruments.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of April 30, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13-a(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

Discussions of the House2Home bankruptcy proceeding and the consumer credit and debit card matter appear in Part I of this Form 10-Q and are incorporated herein by reference.

Item 2- Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes our share repurchase activity in the quarter ended April 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Amount that May Yet Be Purchased Under the Program
				(Dollars in Thousands)
2005
Jan. 30 – Feb. 26	374,700	$29.29	374,700	$34,166
Feb. 27 – Apr. 2	160,300	31.12	160,300	129,178	*
Apr. 3 – Apr. 30	629,900	28.00	629,900	111,540

Total for the quarter	1,164,900	$28.84	1,164,900	$111,540

*	Additional increase of $100 million was authorized by the Board of Directors on February 28, 2005 and was publicly announced the next day.

We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; and additional increases of $100 million each in press releases dated September 26, 2001, August 20, 2002 and March 1, 2005. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through April 30, 2005, we repurchased approximately 12.7 million shares for a total of $388.5 million, leaving a remaining authorization of $111.5 million.

Item 6 - Exhibits

10.29	Credit Agreement, dated April 28, 2005 among the Company and certain banks (incorporated herein by reference from the Company’s Current Report on Form 8-K dated as of May 4, 2005 (Commission File No. 001-13143)).

31.1	Chief Executive Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC.
(Registrant)

Date: May 17, 2005	/S/ MICHAEL T. WEDGE
Michael T. Wedge
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2005	/S/ FRANK D. FORWARD
Frank D. Forward
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)