Form 10-Q
period 2005-07-30
BJS WHOLESALE CLUB INC
filed 2005-08-16
CIK 1037461

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended July 30, 2005

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

Act).    Yes  ☒     No  ☐.

The number of shares of the Registrant’s common stock outstanding as of July 30, 2005: 68,164,195

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	July 30, 2005	July 31, 2004
	(Dollars in Thousands except Per Share Amounts)
Net sales	$1,981,593	$1,839,988
Membership fees and other	40,945	38,281

Total revenues	2,022,538	1,878,269

Cost of sales, including buying and occupancy costs	1,816,478	1,692,759
Selling, general and administrative expenses	154,385	137,242
Provision for credit card claims	—	6,000
Preopening expenses	1,950	1,720

Operating income	49,725	40,548
Interest income, net	572	130
Gain on contingent lease obligations	—	4,407

Income from continuing operations before income taxes	50,297	45,085
Provision for income taxes	19,767	16,956

Income from continuing operations	30,530	28,129
Loss from discontinued operations, net of income tax benefit of $51 and $86	(77)	(130)

Net income	$30,453	$27,999

Basic earnings per common share:
Income from continuing operations	$0.45	$0.40
Loss from discontinued operations	—	—

Net income	$0.45	$0.40

Diluted earnings per common share:
Income from continuing operations	$0.44	$0.40
Loss from discontinued operations	—	—

Net income	$0.44	$0.40

Number of common shares for earnings per share computations:
Basic	68,338,863	69,533,945
Diluted	69,140,923	69,957,458

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004
	(Dollars in Thousands except Per Share Amounts)
Net sales	$3,750,382	$3,450,946
Membership fees and other	81,706	74,947

Total revenues	3,832,088	3,525,893

Cost of sales, including buying and occupancy costs	3,452,459	3,190,359
Selling, general and administrative expenses	298,876	260,442
Provision for credit card claims	3,000	6,000
Preopening expenses	3,047	1,939

Operating income	74,706	67,153
Interest income, net	847	19
Gain on contingent lease obligations	4,277	4,334

Income from continuing operations before income taxes	79,830	71,506
Provision for income taxes	30,597	27,127

Income from continuing operations	49,233	44,379
Loss from discontinued operations, net of income tax benefit of $105 and $174	(157)	(262)

Net income	$49,076	$44,117

Basic earnings per common share:

Income from continuing operations	$0.72	$0.64
Loss from discontinued operations	—	(0.01)

Net income	$0.72	$0.63

Diluted earnings per common share:

Income from continuing operations	$0.71	$0.63
Loss from discontinued operations	—	—

Net income	$0.71	$0.63

Number of common shares for earnings per share computations:
Basic	68,581,905	69,671,623
Diluted	69,390,817	70,161,263

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 30, 2005	January 29, 2005	July 31, 2004
	(Dollars in Thousands except Per Share Amounts )
ASSETS
Current assets:
Cash and cash equivalents	$150,776	$125,558	$36,202
Marketable securities	—	24,800	110,100
Accounts receivable	81,803	87,292	72,569
Merchandise inventories	766,719	759,742	700,128
Current deferred income taxes	22,486	25,665	17,707
Prepaid expenses	19,597	19,922	17,241

Total current assets	1,041,381	1,042,979	953,947

Property at cost:
Land and buildings	566,613	564,237	541,613
Leasehold costs and improvements	157,708	152,547	124,022
Furniture, fixtures and equipment	534,850	514,838	496,052

	1,259,171	1,231,622	1,161,687
Less: accumulated depreciation and amortization	454,679	405,737	389,270

	804,492	825,885	772,417
Other assets	23,866	22,650	22,969

Total assets	$1,869,739	$1,891,514	$1,749,333

LIABILITIES
Current liabilities:
Current installments of long-term debt	$444	$429	$414
Accounts payable	548,142	533,345	522,683
Accrued expenses and other current liabilities	215,031	238,911	188,550
Accrued federal and state income taxes	32,528	54,321	25,976
Closed store lease obligations due within one year	959	7,121	8,471

Total current liabilities	797,104	834,127	746,094

Long-term debt, less portion due within one year	2,970	3,196	3,415
Noncurrent closed store lease obligations	8,498	8,870	10,627
Other noncurrent liabilities	72,983	73,756	62,868
Deferred income taxes	30,261	32,398	39,974
Commitments and contingencies	—	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	32,174	37,827	44,168
Unearned compensation	(2,126)	(2,629)	(358)
Retained earnings	1,127,985	1,078,909	1,008,650
Treasury stock, at cost, 6,245,995 and 5,320,687 and 4,869,831 shares	(200,854)	(175,684)	(166,849)

Total stockholders’ equity	957,923	939,167	886,355

Total liabilities and stockholders’ equity	$1,869,739	$1,891,514	$1,749,333

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49,076	$44,117
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit card claims	3,000	6,000
Loss on contingent lease obligations	—	132
Provision for store closing costs	262	436
Depreciation and amortization of property	52,507	48,671
(Gain) loss on property disposals	114	(16)
Other noncash items (net)	1,154	492
Deferred income taxes	1,042	7,425
Tax benefit from exercise of stock options	3,664	2,525
Increase (decrease) in cash due to changes in:
Accounts receivable	5,489	6,354
Merchandise inventories	(6,977)	9,234
Prepaid expenses	325	5,399
Other assets	(1,316)	(5)
Accounts payable	20,491	27,920
Accrued expenses	(5,908)	(6,207)
Accrued income taxes	(21,793)	(11,952)
Closed store lease obligations	(6,796)	(3,388)
Other noncurrent liabilities	(1,530)	4,350

Net cash provided by operating activities	92,804	141,487

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(51,847)	(49,384)
Proceeds from property disposals	51	461
Purchase of marketable securities	(95,825)	(516,345)
Sale of marketable securities	120,625	406,245

Net cash used in investing activities	(26,996)	(159,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(211)	(196)
Proceeds from issuance of common stock	13,923	5,453
Purchase of treasury stock	(48,608)	(18,014)
Changes in book overdrafts	(5,694)	(12,225)

Net cash used in financing activities	(40,590)	(24,982)

Net increase (decrease) in cash and cash equivalents	25,218	(42,518)
Cash and cash equivalents at beginning of year	125,558	78,720

Cash and cash equivalents at end of period	$150,776	$36,202

Noncash financing and investing activities:
Treasury stock issued for compensation plans	$23,438	$16,904

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional Paid-in Capital	Unearned Compensation	Retained Earnings			Total Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
	(In Thousands)
Balance, January 31, 2004	74,410	$744	$52,868	$(185)	$964,533	(4,621)	$(165,739)	$852,221
Net income	—	—	—	—	44,117	—	—	44,117
Issuance of common stock	—	—	(8,700)	(237)	—	481	16,904	7,967
Purchase of treasury stock	—	—	—	—	—	(730)	(18,014)	(18,014)
Compensation expense	—	—	—	64	—	—	—	64

Balance, July 31, 2004	74,410	$744	$44,168	$(358)	$1,008,650	(4,870)	$(166,849)	$886,355

Balance, January 29, 2005	74,410	$744	$37,827	$(2,629)	$1,078,909	(5,321)	$(175,684)	$939,167
Net income	—	—	—	—	49,076	—	—	49,076
Issuance of common stock	—	—	(5,653)	(198)	—	719	23,438	17,587
Purchase of treasury stock	—	—	—	—	—	(1,644)	(48,608)	(48,608)
Compensation expense	—	—	—	701	—	—	—	701

Balance, July 30, 2005	74,410	$744	$32,174	$(2,126)	$1,127,985	(6,246)	$(200,854)	$957,923

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for BJ’s Wholesale Club, Inc. (“BJ’s” or “the Company” or “we”) for the quarter and six months ended July 30, 2005 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

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

4. The components of interest income (expense), net were as follows (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Interest income	$739	$347	$1,248	$457
Capitalized interest	2	2	2	3
Interest expense on debt	(169)	(219)	(403)	(441)

Interest income (expense), net	$572	$130	$847	$19

5. The following details the calculation of earnings per share from continuing operations for the periods presented below (amounts in thousands except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Income from continuing operations	$30,530	$28,129	$49,233	$44,379

Weighted-average number of common shares outstanding, used for basic computation	68,339	69,534	68,582	69,672
Plus: Incremental shares from assumed exercise of stock options	802	423	809	489

Weighted-average number of common and dilutive potential common shares outstanding	69,141	69,957	69,391	70,161

Basic earnings per share	$0.45	$0.40	$0.72	$0.64

Diluted earnings per share	$0.44	$0.40	$0.71	$0.63

Options to purchase the following shares were outstanding at July 30, 2005 and July 31, 2004, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the periods indicated.

	Number of Shares	Weighted-Average Exercise Price
Thirteen weeks ended July 30, 2005	763,225	$37.49
Twenty-six weeks ended July 30, 2005	763,225	$37.49

Thirteen weeks ended July 31, 2004	2,887,723	$28.53
Twenty-six weeks ended July 31, 2004	2,487,723	$29.32

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(Dollars in Thousands except Per Share Amounts)
Net income, as reported	$30,453	$27,999	$49,076	$44,117
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	223	23	428	39
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,566)	(1,839)	(4,724)	(3,457)

Pro forma net income	$28,110	$26,183	$44,780	$40,699

Earnings per share:
Basic - as reported	$0.45	$0.40	$0.72	$0.63

Basic - pro forma	$0.41	$0.38	$0.65	$0.58

Diluted - as reported	$0.44	$0.40	$0.71	$0.63

Diluted - pro forma	$0.41	$0.38	$0.65	$0.58

7. The following table summarizes activity relating to our obligations for House2Home, Inc. (“House2Home”) and BJ’s closed store leases:

	Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004
	(Dollars in Thousands)
Reserves for closed store liabilities, beginning of year	$15,991	$21,911
Interest accretion charges	262	568
Cash payments	(6,796)	(3,381)

Reserves for closed store liabilities, end of period	$9,457	$19,098

As of July 30, 2005, we have settled all 41 House2Home leases for which we were originally contingently liable, including lump sum settlements for 38 leases. The other three House2Home properties (for which we remain contingently liable) have been assigned to third parties. Two of the leases for the three BJ’s clubs closed in November 2002 have been settled through lump sum payments, including a settlement in this year’s second quarter for one of the closed BJ’s clubs.

We believe that the liabilities recorded in the financial statements adequately provide for our remaining lease obligation. However, there can be no assurance that our actual liability for this obligation will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to this property. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligation to be approximately $22 million at July 30, 2005.

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

In 2004, we recorded charges of $6.0 million ($3.6 million post-tax) in the second quarter and $1.0 million ($0.6 million post-tax) in the third quarter to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. In the quarter ended April 30, 2005, we recorded an additional charge of $3.0 million ($1.8 million post-tax) to increase our reserve. This charge was driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. As of July 30, 2005, the balance in the reserve was $4.7 million, which represents our best estimate of the remaining costs and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

In connection with this matter, the Company entered into a proposed consent order with the Federal Trade Commission (“FTC”), which has jurisdiction over consumer protection matters. The FTC published the proposed order for public comment on June 16, 2005, and the full text of the proposed consent order can be found on the FTC’s website. The public comment period has now expired, and the Company is awaiting final approval of the order from the FTC’s Commissioners.

In summary, BJ’s has not admitted any wrongdoing or that the facts alleged in the FTC’s proposed unfairness complaint are true. Under the consent order as proposed, BJ’s will pay no fine or damages. BJ’s has agreed, however, to maintain a comprehensive information security program, much of which was put in place shortly after BJ’s first learned of the possible compromise, and to a biannual assessment of that program by an independent third party. We cooperated fully with the FTC’s investigation and are pleased that it is at its end.

As of August 16, 2005, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

9. Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(Dollars in Thousands)
Service cost	$136	$100	$271	$210
Interest cost	62	51	125	107
Amortization of unrecognized loss	21	16	42	30

Net periodic benefit cost	$219	$167	$438	$347

10. On April 28, 2005, we entered into a new $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The new agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at July 30, 2005. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at July 30, 2005.

In addition to the credit agreement, we maintain a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $35.8 million was outstanding at July 30, 2005, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on September 30, 2005.

There were no borrowings outstanding under our bank credit agreements or our uncommitted credit line at July 30, 2005 and July 31, 2004.

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

In the second quarter of 2004, we received pretax recoveries on account of our House2Home bankruptcy claims totaling $4.5 million ($3.1 million after tax). In the third quarter of 2004, we received a payment of $2.5 million to settle our claim against the Indenture Trustee for House2Home’s Convertible Subordinated Notes. We have no further claims against the Indenture Trustee.

In the first quarter of 2005, we received pretax recoveries on account of our House2Home bankruptcy claims of $4.3 million, which are recorded in gain on contingent lease obligations in the statement of income. On a post-tax basis, these gains were $2.9 million. We are unable to determine the amount of any future recoveries under our claims against House2Home and, therefore, we have not recognized such claims against House2Home in our financial statements.

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

Under SFAS 123(R), we may apply a modified version of retrospective application either (a) to all prior years for which the original SFAS No. 123 was effective, or (b) only to completed fiscal quarters in 2005 if we decide to adopt this standard before the required effective date. We have not yet decided whether we will use modified retrospective application when we adopt SFAS 123(R). If we do so, we estimate that our post-tax stock option expense for the full 2005 year will be approximately $9 to $10 million. Actual amounts of stock option expense may vary materially from this estimate based on a number of factors, including the number and timing of new options granted, the fair market value of the Company’s stock price on the date of grant and assumptions to be applied in determining the fair value of options on the grant date.

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

•	Statement of Financial Accounting Standards No. 151, “Inventory Costs,” amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. The provisions of SFAS No. 151 become effective for BJ’s in 2006. We believe that the adoption of SFAS No. 151 will not have a material effect on our results of operations, financial position or cash flows.

•	SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and SFAS No. 3,” requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so. When it is impracticable to determine the effect on all prior periods, this statement requires that the new principle be applied to the earliest period practicable. This statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimates. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We expect that adoption of SFAS No. 154 will not have a material impact on our financial statements.

•	Emerging Issues Task Force Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” (“EITF 05-6”) provides guidance on amortization of leasehold improvements acquired in a business combination. EITF 05-6 also states that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the assets’ purchase. EITF 05-6 becomes effective for BJ’s beginning in this year’s third quarter. We expect that the impact of adopting EITF 05-6 will not differ materially from our current amortization practice.

13. Certain amounts in the prior year’s financial statements have been reclassified for comparative purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Weeks (Second Quarter) and Twenty-Six Weeks Ended July 30, 2005 versus Thirteen and Twenty-Six Weeks Ended July 31, 2004.

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

Results of Operations

Net sales for the quarter ended July 30, 2005 rose 7.7% to $1.98 billion from $1.84 billion reported in last year’s second quarter. Net sales for the first half of the current year totaled $3.75 billion, 8.7% higher than last year’s comparable period. These increases were due to comparable club sales increases and to the opening of new clubs and gasoline stations. The increase in comparable club sales represented approximately 42% of the increase in total net sales from the second quarter of 2004 to the second quarter of 2005 and approximately 51% of the increase in year-to-date sales. New clubs and gasoline stations accounted for the remainder of the increase. Adjusting each period for shifts between certain food and general merchandise categories, food accounted for 60% of total food and general merchandise sales in this year’s second quarter versus 59% in last year’s second quarter. For the year-to-date period, food accounted for 60% of total food and general merchandise sales this year versus 58% in last year’s comparable period.

Comparable club sales increased by 3.2% over last year in the second quarter, including a 0.4% contribution from gasoline sales, and increased by 4.4% for the first half of the year, including a 0.5% contribution from sales of gasoline. On a comparable club basis, food sales increased by approximately 6% in this year’s second quarter and by approximately 7% year-to-date. Comparable club general merchandise sales decreased by approximately 1% in both the second quarter and the year-to-date period. Food departments with strong comparable club sales in the second quarter included coffee, paper products, produce, and beverages. General merchandise departments with strong comparable club sales in the second quarter included air conditioners (particularly due to hotter weather than last year in the months of June and July), televisions and beauty care. These were offset by weaker general merchandise categories which included sporting goods, furniture and video game hardware and software.

Total revenues included membership fees of $37.1 million in this year’s second quarter versus $34.7 million in last year’s comparable period. For the year-to-date period, membership fees were $74.1 million this year compared with $67.9 million last year. These increases were due principally to the opening of new clubs, strong member renewal rates and increased participation in BJ’s Rewards Membership program.

Cost of sales (including buying and occupancy costs) was 91.67% of net sales in this year’s second quarter versus 92.00% in last year’s second quarter. For the first six months, the cost of sales percentage was 92.06% this year versus 92.45% last year. This year’s favorable variances were attributable to higher merchandise gross margins due mainly to stronger sales of private brands and our shift to internally managing the purchase of produce instead of relying on a third party. We were also able to realize product cost reductions from global and e-sourcing initiatives this year. Increases in merchandise gross margins were partially offset by lower gasoline margins in the first half of the year (particularly in the second quarter) and to a lesser extent by higher buying and occupancy costs as a percentage of sales.

Selling, general and administrative (“SG&A”) expenses were 7.79% of net sales in the second quarter versus 7.46% in last year’s comparable period. Year-to-date SG&A expenses were 7.97% of net sales this year versus 7.55% last year. These increases were due principally to higher payroll and fringe benefit costs, a portion of which is attributable to our shift to self-run produce. In the year-to-date period last year, we recorded a $2.3 million reduction in first quarter SG&A expenses resulting from a settlement of medical claims overcharges from a former plan administrator. On a post-tax basis, this settlement was $1.4 million, or $.02 per diluted share.

Total SG&A expenses rose by $17.1 million from the second quarter of 2004 to the second quarter of 2005. Payroll and benefits accounted for 77% of all SG&A expenses in both this year’s and last year’s second quarters, and 75% of the increase over last year’s second quarter SG&A expenses. For the year-to-date period, total SG&A expenses rose by $38.4 million this year. Payroll and payroll benefits accounted for 77% of all SG&A expenses in this year’s first six months versus 78% last year, and 73% of the increase over last year’s SG&A expenses in the first half of the year.

Preopening expenses were $2.0 million in this year’s second quarter versus $1.7 million in last year’s second quarter. Year-to-date preopening expenses totaled $3.0 million this year versus $1.9 million last year. In this year’s first half we opened four new clubs, three of which opened in the second quarter. In last year’s first half, we opened one new club (in the second quarter).

Net interest income was $572,000 in this year’s second quarter versus $130,000 in last year’s second quarter. Net interest income for the first six months of this year was $847,000 versus $19,000 in last year’s comparable period. These increases were due mainly to higher interest rates on invested cash as well as higher balances of invested cash.

During the first six months of this year, we recorded a first quarter charge of $3.0 million ($1.8 million post-tax) to increase our reserve for credit card claims. This increase in the reserve was driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. In last year’s second quarter, we recorded a charge of $6.0 million ($3.6 million post-tax) to establish the reserve. See Note 8 of Notes to Consolidated Financial Statements for additional information.

This year’s gain on contingent lease obligations of $4.3 million consisted of recoveries on account of our House2Home bankruptcy claims and was recorded in the first quarter. On a post-tax basis, this gain was $2.9 million. For the first six months of last year, gain on contingent lease obligations also totaled $4.3 million and consisted of second quarter recoveries of House2Home bankruptcy claims of $4.5 million ($3.1 million after-tax), partially offset by interest accretion charges. See Note 11 of Notes to Consolidated Financial Statements for additional information.

Our income tax provision was 38.3% of pretax income from continuing operations in the first half of 2005 versus 37.9% in last year’s first half. These rates were affected by House2Home bankruptcy recoveries, portions of which were nontaxable. For the full 2005 year, we expect our tax rate provision to be approximately 38.9%.

Income from continuing operations was $30.5 million, or $.44 per diluted share, in this year’s second quarter versus $28.1 million, or $.40 per diluted share, in last year’s comparable period. For the first six months, income from continuing operations was $49.2 million, or $.71 per diluted share, this year versus $44.4 million, or $.63 per diluted share, last year.

Loss from discontinued operations (net of income tax benefit) was $77,000 in this year’s second quarter versus $130,000 in last year’s second quarter, and $157,000 in this year’s first six months versus $262,000 in last year’s comparable period. Loss from discontinued operations consists of interest accretion charges associated with BJ’s clubs that closed in 2002.

Net income for the second quarter was $30.5 million, or $.44 per diluted share, this year versus $28.0 million, or $.40 per diluted share, last year. Last year’s second quarter included net expense of $0.5 million, or $.01 per diluted share, consisting of expense to establish the reserve for credit card claims of $3.6 million, net of income from the House2Home bankruptcy claims recoveries of $3.1 million.

Net income for the first six months of this year was $49.1 million, or $.71 per diluted share, versus $44.1 million, or $.63 per diluted share, last year. This year’s first six months included net income of $1.1 million, or $.02 per diluted share, consisting of House2Home bankruptcy recoveries of $2.9 million, net of expense to increase the reserve for credit card claims of $1.8 million. Last year’s net income for the first six months included the net expense of $0.5 million, or $.01 per diluted share, for the establishment of the reserve for credit card claims and the recovery of House2Home bankruptcy claims noted in the previous paragraph.

The Company operated 161 clubs, including two ProFoods clubs, on July 30, 2005 versus 151 BJ’s clubs on July 31, 2004.

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

Under SFAS 123(R), we may apply a modified version of retrospective application either (a) to all prior years for which the original SFAS No. 123 was effective, or (b) only to completed fiscal quarters in 2005 if we decide to adopt this standard before the required effective date. We have not yet decided whether we will use modified retrospective application when we adopt SFAS 123(R). If we do so, we estimate that our post-tax stock option expense for the full 2005 year will be approximately $9 to $10 million. Actual amounts of stock option expense may vary materially from this estimate based on a number of factors, including the number and timing of new options granted, the fair market value of the Company’s stock price on the date of grant and assumptions to be applied in determining the fair value of options on the grant date.

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

•	Statement of Financial Accounting Standards No. 151, “Inventory Costs,” amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. The provisions of SFAS No. 151 become effective for BJ’s in 2006. We believe that the adoption of SFAS No. 151 will not have a material effect on our results of operations, financial position or cash flows.

•	SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and SFAS No. 3,” requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so. When it is impracticable to determine the effect on all prior periods, this statement requires that the new principle be applied to the earliest period practicable. This statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimates. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We expect that adoption of SFAS No. 154 will not have a material impact on our financial statements.

•	Emerging Issues Task Force Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” (“EITF 05-6”) provides guidance on amortization of leasehold improvements acquired in a business combination. EITF 05-6 also states that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the assets’ purchase. EITF 05-6 becomes effective for BJ’s beginning in this year’s third quarter. We expect that the impact of adopting EITF 05-6 will not differ materially from our current amortization practice.

Liquidity and Capital Resources

Net cash provided by operating activities was $92.8 million in the first six months of 2005 versus $141.5 million in last year’s comparable period. Merchandise inventories, net of accounts payable, decreased by $13.5 million in the first six months of this year versus $37.2 million in last year’s comparable period. The ratio of accounts payable to merchandise inventories was 71.5% at the end of this year’s second quarter versus 74.7% at the end of last year’s second quarter. This increase was due in part to growth in private brands, which have higher margins and slower terms, and to the late break of our summer seasonal business. Increases in merchandise inventories and accounts payable from July 31, 2004 to July 30, 2005 were due to the addition of new clubs, as well as a 2.7% increase in average inventory per club.

Cash expended for property additions was $51.8 million in this year’s first six months versus $49.4 million in last year’s comparable period. Our full-year capital expenditures are expected to total approximately $180 to $185 million in 2005, based on plans to open approximately eight or nine new clubs and approximately eight gasoline stations, and to relocate one club. Four new clubs, four new gasoline stations and six new pharmacies were opened in this year’s first half. One new club was opened in last year’s first six months and 12 clubs were in various stages of remodeling at the end of last year’s second quarter. Planned capital expenditures in 2005 also include approximately $35 million associated with the relocation of our Franklin, Massachusetts, cross-dock facility to a new expanded facility in Uxbridge, Massachusetts, which we plan to open in 2006. The timing of actual openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

On February 28, 2005, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s common stock. During the first six months of 2005, we repurchased 1,644,300 shares of our common stock for $48.6 million. In last year’s first six months we repurchased 729,800 shares of our common stock for $18.0 million. As of July 30, 2005, our remaining repurchase authorization was $96.5 million.

On April 28, 2005, we entered into a new $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The new agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at July 30, 2005. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate.

We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date of debt if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at July 30, 2005.

In addition to the credit agreement, we maintain a separate $50 million facility for letters of credit, primarily to support the purchase of inventories, of which $35.8 million was outstanding at July 30, 2005, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on September 30, 2005.

There were no borrowings outstanding under our bank credit agreements or our uncommitted credit line at July 30, 2005 and July 31, 2004.

As of July 30, 2005, we have settled all 41 House2Home leases for which we were originally contingently liable, including lump sum settlements for 38 leases. The other three House2Home properties (for which we remain contingently liable) have been assigned to third parties.

During the third quarter of 2002, we established reserves for our liability related to leases for three BJ’s clubs which closed on November 9, 2002. Our recorded liabilities have been based on the present value of rent liabilities under the three leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of these lease obligations. This rate was based on estimated borrowing rates for the Company that took into consideration the weighted-average period of time over which these obligations were expected to be paid.

During 2004, we made a lump sum payment to settle the lease for one of the three closed clubs and in the second quarter of 2005, we settled a second closed club with a lump sum payment. The reserve at July 30, 2005 is based on the present value of our rent liability under the lease for the one remaining club, including real estate taxes and common area maintenance charges, reduced by estimated income from subleasing the property. We will continue to use an annual discount rate of 6% to calculate the present value of the obligation.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for the remaining closed store obligation will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to this property. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligation to be approximately $22 million at July 30, 2005.

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

In the quarter ended April 30, 2005, we received pretax recoveries on account of our House2Home bankruptcy claims of $4.3 million, which are recorded in gain on contingent lease obligations in the statement of income. On a post-tax basis, these gains were $2.9 million. We are unable to determine the amount of any future recoveries under our claims against House2Home and, therefore, we have not recognized such claims against House2Home in our financial statements.

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

In 2004, we recorded pretax charges of $7.0 million ($4.2 million post-tax) to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. In the quarter ended April 30, 2005, we recorded an additional charge of $3.0 million ($1.8 million post-tax) to increase our reserve. This increase in the reserve was driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. As of July 30, 2005, the balance in the credit card reserve was $4.7 million, which represents our best estimate of the remaining costs and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

In connection with this matter, the Company entered into a proposed consent order with the Federal Trade Commission (“FTC”), which has jurisdiction over consumer protection matters. The FTC published the proposed order for public comment on June 16, 2005, and the full text of the proposed consent order can be found on the FTC’s website. The public comment period has now expired, and the Company is awaiting final approval of the order from the FTC’s Commissioners.

In summary, BJ’s has not admitted any wrongdoing or that the facts alleged in the FTC’s proposed unfairness complaint are true. Under the consent order as proposed, BJ’s will pay no fine or damages. BJ’s has agreed, however, to maintain a comprehensive information security program, much of which was put in place shortly after BJ’s first learned of the possible compromise, and to a biannual assessment of that program by an independent third party. We cooperated fully with the FTC’s investigation and are pleased that it is at its end.

As of August 16, 2005, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

Cash and cash equivalents totaled $150.8 million as of July 30, 2005. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of our credit agreement, which expires April 27, 2010. However, we may from time to time seek to obtain additional financing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to market risk as of July 30, 2005 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at July 30, 2005. We have not used derivative financial instruments.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of July 30, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13-a(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

Discussions of the House2Home bankruptcy proceeding and the consumer credit and debit card matter appear in Part I of this Form 10-Q and are incorporated herein by reference.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchase activity in the quarter ended July 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Amount that May Yet Be Purchased Under the Program
				(Dollars in Thousands)
2005
May 1 – May 28	65,500	$29.87	65,500	$109,584
May 29 – July 2	166,800	31.03	166,800	104,409
July 3 – July 30	247,100	31.88	247,100	96,531

Total for the quarter	479,400	$31.31	479,400	$96,531

We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; and additional increases of $100 million each in press releases dated September 26, 2001, August 20, 2002 and March 1, 2005. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through July 30, 2005, we repurchased approximately 13.1 million shares for a total of $403.5 million, leaving a remaining authorization of $96.5 million.

Item 4 - Submission of Matters to a Vote of Security Holders

At the 2005 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) held on May 26, 2005, the following matters were acted upon by BJ’s stockholders:

•	The re-election of directors Paul Danos, Ronald R. Dion and Lorne R. Waxlax for three-year terms ending in 2008.

•	Ratification of the Audit Committee’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 28, 2006.

The number of shares of common stock outstanding and entitled to vote at the Annual Meeting was 69,065,992.

The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	Votes For	Votes Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of Directors:
Paul Danos	62,541,121	993,866	N/A	N/A	N/A
Ronald R. Dion	61,097,618	2,437,369	N/A	N/A	N/A
Lorne R. Waxlax	61,087,617	2,447,370	N/A	N/A	N/A

Ratification of Independent Registered Public Accounting Firm	62,858,090	N/A	646,229	30,667	N/A

The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are S. James Coppersmith, Bert N. Mitchell, Helen Frame Peters, Thomas J. Shields, Michael T. Wedge and Herbert J. Zarkin.

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

BJ’S WHOLESALE CLUB, INC.
(Registrant)

Date: August 16, 2005	/S/ MICHAEL T. WEDGE
Michael T. Wedge
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2005	/S/ PAUL H. MCDONOUGH
Paul H. McDonough
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)