Form 10-Q
period 2005-10-29
BJS WHOLESALE CLUB INC
filed 2005-11-21
CIK 1037461

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended October 29, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒.

The number of shares of the Registrant’s common stock outstanding as of October 29, 2005: 67,638,567

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	October 29, 2005	October 30, 2004
	(Dollars in Thousands except Per Share Amounts)

Net sales	$1,922,181	$1,758,215
Membership fees and other	42,147	39,472

Total revenues	1,964,328	1,797,687

Cost of sales, including buying and occupancy costs	1,769,009	1,619,080
Selling, general and administrative expenses	149,617	139,014
Provision for credit card claims	—	1,000
Preopening expenses	381	3,022

Operating income	45,321	35,571
Interest income, net	675	216
Gain on contingent lease obligations	107	5,090

Income from continuing operations before income taxes	46,103	40,877
Provision for income taxes	18,211	15,799

Income from continuing operations	27,892	25,078
Loss from discontinued operations, net of income tax benefit of $51 and $1,227	(77)	(1,839)

Net income	$27,815	$23,239

Income per common share:
Basic and diluted earnings per share:
Income from continuing operations	$0.41	$0.36
Loss from discontinued operations	—	(0.03)

Net income	$0.41	$0.33

Number of common shares for earnings per share computations:
Basic	67,805,541	69,548,902
Diluted	68,411,399	70,086,276

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004
	(Dollars in Thousands except Per Share Amounts)

Net sales	$5,672,563	$5,209,161
Membership fees and other	123,853	114,419

Total revenues	5,796,416	5,323,580

Cost of sales, including buying and occupancy costs	5,221,468	4,809,439
Selling, general and administrative expenses	448,493	399,456
Provision for credit card claims	3,000	7,000
Preopening expenses	3,428	4,961

Operating income	120,027	102,724
Interest income, net	1,522	235
Gain on contingent lease obligations	4,384	9,424

Income from continuing operations before income taxes	125,933	112,383
Provision for income taxes	48,808	42,926

Income from continuing operations	77,125	69,457
Loss from discontinued operations, net of income tax benefit of $156 and $1,401	(234)	(2,101)

Net income	$76,891	$67,356

Basic earnings per common share:
Income from continuing operations	$1.13	$1.00
Loss from discontinued operations	—	(0.03)

Net income	$1.13	$0.97

Diluted earnings per common share:
Income from continuing operations	$1.12	$0.99
Loss from discontinued operations	(0.01)	(0.03)

Net income	$1.11	$0.96

Number of common shares for earnings per share computations:
Basic	68,226,275	69,630,716
Diluted	68,991,078	70,128,656

The accompanying notes are an integral part of the financial statements.

BJ'S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 29, 2005	January 29, 2005	October 30, 2004
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$90,011	$125,558	$37,988
Marketable securities	—	24,800	68,100
Accounts receivable	94,847	87,292	80,788
Merchandise inventories	867,655	759,742	804,418
Current deferred income taxes	22,129	25,665	17,612
Prepaid expenses	15,312	19,922	18,874

Total current assets	1,089,954	1,042,979	1,027,780

Property at cost:
Land and buildings	568,802	564,237	546,035
Leasehold costs and improvements	167,387	152,547	136,013
Furniture, fixtures and equipment	519,195	514,838	519,705

	1,255,384	1,231,622	1,201,753
Less: accumulated depreciation and amortization	449,944	405,737	413,834

	805,440	825,885	787,919
Other assets	23,182	22,650	22,918

Total assets	$1,918,576	$1,891,514	$1,838,617

LIABILITIES
Current liabilities:
Current installments of long-term debt	$452	$429	$421
Accounts payable	572,000	533,345	580,939
Accrued expenses and other current liabilities	227,234	238,911	203,143
Accrued federal and state income taxes	32,571	54,321	19,874
Closed store lease obligations due within one year	959	7,121	9,269

Total current liabilities	833,216	834,127	813,646

Long-term debt, less portion due within one year	2,855	3,196	3,306
Noncurrent closed store lease obligations	8,351	8,870	9,128
Other noncurrent liabilities	73,888	73,756	64,861
Deferred income taxes	29,177	32,398	43,310
Commitments and contingencies	—	—	—

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	31,457	37,827	40,103
Unearned compensation	(1,838)	(2,629)	(2,473)
Retained earnings	1,155,800	1,078,909	1,031,889
Treasury stock, at cost, 6,771,623 and 5,320,687 and 4,930,288 shares	(215,074)	(175,684)	(165,897)

Total stockholders' equity	971,089	939,167	904,366

Total liabilities and stockholders' equity	$1,918,576	$1,891,514	$1,838,617

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76,891	$67,356
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit card claims	3,000	7,000
Gain on contingent lease obligations	—	(2,458)
Provision for store closing costs	390	3,502
Depreciation and amortization of property	78,470	73,376
Loss on property disposals	155	108
Other noncash items (net)	1,696	1,009
Deferred income taxes	315	10,856
Tax benefit from exercise of stock options	4,022	3,400
Increase (decrease) in cash due to changes in:
Accounts receivable	(7,555)	(1,866)
Merchandise inventories	(107,913)	(95,056)
Prepaid expenses	4,610	3,766
Other assets	(652)	(14)
Accounts payable	47,364	92,037
Accrued expenses	6,032	6,962
Accrued income taxes	(21,750)	(18,054)
Closed store lease obligations	(7,071)	(4,558)
Other noncurrent liabilities	(1,001)	5,975

Net cash provided by operating activities	77,003	153,341

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(78,347)	(89,104)
Proceeds from property disposals	51	470
Purchase of marketable securities	(95,825)	(760,660)
Sale of marketable securities	120,625	692,560

Net cash used in investing activities	(53,496)	(156,734)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(318)	(298)
Proceeds from issuance of common stock	15,191	9,076
Purchase of treasury stock	(65,218)	(28,031)
Changes in book overdrafts	(8,709)	(18,086)

Net cash used in financing activities	(59,054)	(37,339)

Net decrease in cash and cash equivalents	(35,547)	(40,732)
Cash and cash equivalents at beginning of year	125,558	78,720

Cash and cash equivalents at end of period	$90,011	$37,988

Noncash financing and investing activities:
Treasury stock issued for compensation plans	$25,828	$27,873
Addition of asset retirement costs	593	202

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
	(In Thousands)

Balance, January 31, 2004	74,410	$744	$52,868	$(185)	$964,533	(4,621)	$(165,739)	$852,221
Net income	—	—	—	—	67,356	—	—	67,356
Issuance of common stock	—	—	(12,765)	(2,631)	—	803	27,873	12,477
Purchase of treasury stock	—	—	—	—	—	(1,112)	(28,031)	(28,031)
Compensation expense	—	—	—	343	—	—	—	343

Balance, October 30, 2004	74,410	$744	$40,103	$(2,473)	$1,031,889	(4,930)	$(165,897)	$904,366

Balance, January 29, 2005	74,410	$744	$37,827	$(2,629)	$1,078,909	(5,321)	$(175,684)	$939,167
Net income	—	—	—	—	76,891	—	—	76,891
Issuance of common stock	—	—	(6,370)	(246)	—	793	25,828	19,212
Purchase of treasury stock	—	—	—	—	—	(2,244)	(65,218)	(65,218)
Compensation expense	—	—	—	1,037	—	—	—	1,037

Balance, October 29, 2005	74,410	$744	$31,457	$(1,838)	$1,155,800	(6,772)	$(215,074)	$971,089

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for BJ’s Wholesale Club, Inc. (“BJ’s” or “the Company” or “we”) for the quarter and nine months ended October 29, 2005 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

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

4. The components of interest income (expense), net were as follows (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
Interest income	$832	$432	$2,080	$889
Capitalized interest	11	2	13	5
Interest expense on debt	(168)	(218)	(571)	(659)

Interest income, net	$675	$216	$1,522	$235

5. The following details the calculation of earnings per share from continuing operations for the periods presented below (amounts in thousands except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
Income from continuing operations	$27,892	$25,078	$77,125	$69,457

Weighted-average number of common shares outstanding, used for basic computation	67,806	69,549	68,226	69,631
Plus: Incremental shares from assumed exercise of stock options	605	537	765	498

Weighted-average number of common and dilutive potential common shares outstanding	68,411	70,086	68,991	70,129

Basic earnings per share	$0.41	$0.36	$1.13	$1.00

Diluted earnings per share	$0.41	$0.36	$1.12	$0.99

Options to purchase the following shares were outstanding at October 29, 2005 and October 30, 2004, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the periods indicated.

	Number of Shares	Weighted-Average Exercise Price
Thirteen weeks ended October 29, 2005	1,905,725	$32.22
Thirty-nine weeks ended October 29, 2005	1,862,225	$32.30

Thirteen weeks ended October 30, 2004	1,794,950	$31.85
Thirty-nine weeks ended October 30, 2004	3,401,658	$28.77

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
	(Dollars in Thousands except Per Share Amounts)
Net income, as reported	$27,815	$23,239	$76,891	$67,356
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	204	180	632	211
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,555)	(2,098)	(7,279)	(5,547)

Pro forma net income	$25,464	$21,321	$70,244	$62,020

Earnings per share:
Basic—as reported	$0.41	$0.33	$1.12	$0.97

Basic—pro forma	$0.37	$0.31	$1.03	$0.89

Diluted—as reported	$0.41	$0.33	$1.11	$0.96

Diluted—pro forma	$0.37	$0.31	$1.03	$0.89

7. The following table summarizes activity relating to our obligations for House2Home, Inc. (“House2Home”) and BJ’s closed store leases:

	Thirty-Nine Weeks Ended
	Oct. 29, 2005	Oct. 30, 2004
	(Dollars in Thousands)
Reserves for closed store liabilities, beginning of year	$15,991	$21,911
Interest accretion charges	390	841
Charges to increase reserves	—	203
Cash payments	(7,071)	(4,558)

Reserves for closed store liabilities, end of period	$9,310	$18,397

As of October 29, 2005, we have settled all 41 House2Home leases for which we were originally contingently liable, including lump sum settlements for 38 leases. The other three House2Home properties (for which we remain contingently liable) have been assigned to third parties. Two of the leases for the three BJ’s clubs closed in November 2002 have been settled through lump sum payments, including a settlement in this year’s second quarter for one of the closed BJ’s clubs.

During last year’s third quarter, we recorded a $2.7 million pretax credit ($1.6 million after tax) to reduce our House2Home contingent lease obligations. In the same quarter, we recorded a pretax charge of $2.9 million ($1.7 million after tax) to increase our reserves for the closed BJ’s clubs.

We believe that the liabilities recorded in the financial statements adequately provide for our remaining lease obligation. However, there can be no assurance that our actual liability for this obligation will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to this property. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligation to be approximately $22 million at October 29, 2005.

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

In 2004, we recorded charges of $6.0 million ($3.6 million post-tax) in the second quarter and $1.0 million ($0.6 million post-tax) in the third quarter to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. In this year’s first quarter, we recorded an additional charge of $3.0 million ($1.8 million post-tax) to increase our reserve. This charge was driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. As of October 29, 2005, the balance in the reserve was $4.1 million, which represented our best estimate of the remaining costs and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

In connection with this matter, on September 20, 2005 the Company entered into a consent decree with the Federal Trade Commission (“FTC”), which has jurisdiction over consumer protection matters. The full text of the consent decree can be found on the FTC’s website. In summary, BJ’s has not admitted any wrongdoing or that the facts alleged in the FTC’s complaint are true. Under the consent decree, BJ’s will pay no fines or damages. BJ’s has agreed, however, to maintain a comprehensive information security program, much of which was put in place shortly after BJ’s first learned of the possible compromise, and to a biannual assessment of that program by an independent third party.

As of October 29, 2005, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on our consolidated financial position or liquidity.

9. Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 29, 2005	Oct. 30, 2004	Oct. 29, 2005	Oct. 30, 2004
	(Dollars in Thousands)
Service cost	$135	$105	$406	$315
Interest cost	63	53	188	160
Amortization of unrecognized loss	21	15	63	45

Net periodic benefit cost	$219	$173	$657	$520

10. On April 28, 2005, we entered into a new $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The new agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at October 29, 2005. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at October 29, 2005.

In addition to the credit agreement, we maintain a separate $62 million facility for letters of credit, primarily to support the purchase of inventories, of which $20.5 million was outstanding at October 29, 2005, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on September 30, 2006.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at October 29, 2005 and October 30, 2004.

11. BJ’s has filed proofs of claim against House2Home, Inc. for claims arising under certain agreements between BJ’s and House2Home in connection with the BJ’s spin-off from Waban Inc. in July 1997. These claims arise primarily from BJ’s indemnification of TJX with respect to TJX’s guarantee of House2Home leases and from the Tax Sharing Agreement dated July 28, 1997 between BJ’s and House2Home. House2Home and BJ’s have settled BJ’s claims against House2Home. The settlement provides that BJ’s will have an unsecured claim of approximately $38 million, on account of claims under the Tax Sharing Agreement and indemnification payments which have been made to TJX. The settlement agreement was approved by the United States Bankruptcy Court for the Central District of California on November 10, 2003. As part of the settlement, BJ’s has been released of all claims that House2Home and its bankruptcy estate may have had against BJ’s, including $1.7 million owed by BJ’s to House2Home under the Tax Sharing Agreement. We recognized this amount as a reduction in our tax provision in the fourth quarter of 2003.

In the second quarter of 2004, we received pretax recoveries on account of our House2Home bankruptcy claims totaling $4.5 million ($3.1 million after tax). In the third quarter of 2004, we received a payment of $2.5 million to settle our claim against the Indenture Trustee for House2Home’s Convertible Subordinated Notes. We have no further claims against the Indenture Trustee.

In 2005, we have received pretax recoveries on account of our House2Home bankruptcy claims of $4.3 million in the first quarter and $0.1 million in the third quarter. These recoveries are recorded in gain on contingent lease obligations in the statement of income. On a post-tax basis, these gains totaled $3.0 million year-to-date. We believe that the remaining activities to wind up the House2Home estate are mainly administrative in nature. Based on information provided by the estate manager, we estimate that we will receive additional recoveries of $2 to $3 million. Because we are unable to determine with precision the actual amount and timing of additional recoveries under our claims against House2Home, we have not recognized such claims in our financial statements.

12. In April 2003, a settlement was reached in the VISA/MasterCard antitrust class action litigation. The terms of the settlement require VISA and MasterCard to pay $3.05 billion into a settlement fund that will be distributed to class members. We are a member of the class and are entitled to a portion of the fund. During the third quarter, we received a settlement offer related to the distribution of the fund. Based upon information contained in the settlement offer, we recorded a $3.1 million pretax estimated recovery as a reduction to selling, general and administrative expenses. On a post-tax basis, this recovery was $1.9 million.

13. The Financial Accounting Standards Board (“FASB”) issued the following standards which will become effective in 2006:

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

•	Statement of Financial Accounting Standards No. 151, “Inventory Costs,” amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. The provisions of SFAS No. 151 become effective for BJ’s in 2006. We believe that the adoption of SFAS No. 151 will not have a material effect on our results of operations, financial position or cash flows.

•	SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and SFAS No. 3,” requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so. When it is impracticable to determine the effect on all prior periods, this statement requires that the new principle be applied to the earliest period practicable. This statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimates. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We expect that adoption of SFAS No. 154 will not have a material impact on our financial statements.

•	Emerging Issues Task Force Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination,” (“EITF 05-6”) provides guidance on amortization of leasehold improvements acquired in a business combination. EITF 05-6 also states the leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the assets’ purchase. EITF 05-6 became effective for BJ’s beginning in this year’s third quarter. We believe that the impact of adopting EITF 05-6 will not have a material impact on our financial statements.

14. Certain amounts in the prior year’s financial statements have been reclassified for comparative purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Weeks (Third Quarter) and Thirty-Nine Weeks Ended October 29, 2005 versus Thirteen and Thirty-Nine Weeks Ended October 30, 2004.

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

Results of Operations

Net sales for the quarter ended October 29, 2005 rose 9.3% to $1.92 billion from $1.76 billion reported in last year’s third quarter. Net sales for the first nine months of the current year totaled $5.67 billion, 8.9% higher than last year’s comparable period. These increases were due to the opening of new clubs and gasoline stations and to comparable club sales increases. The increase in comparable club sales represented approximately 43% of the increase in total net sales from the third quarter of 2004 to the third quarter of 2005 and approximately 48% of the increase in year-to-date sales. New clubs and gasoline stations accounted for the remainder of the increase. Adjusting each period for shifts between certain food and general merchandise categories, food accounted for 61% of total food and general merchandise sales in this year’s third quarter versus 59% in last year’s third quarter. For the year-to-date period, food accounted for 60% of total food and general merchandise sales this year versus 59% in last year’s comparable period.

Comparable club sales increased by 4.1% over last year in the third quarter, including a 3.3% contribution from gasoline sales, and increased by 4.3% for the first nine months of the year, including a 1.5% contribution from sales of gasoline. On a comparable club basis, food sales increased by approximately 4% in this year’s third quarter and by approximately 6% year-to-date. Comparable club general merchandise sales decreased by approximately 4% in this year’s third quarter and by approximately 2% year-to-date. Departments with strong comparable club sales in the third quarter included produce, juices, soda and water, paper products, beauty care and ladies’ apparel. Weaker categories included candy, domestics, small appliances, jewelry, giftware, toys and Christmas seasonal.

Total revenues included membership fees of $37.9 million in this year’s third quarter versus $35.3 million in last year’s comparable period. For the year-to-date period, membership fees were $112.1 million this year compared with $103.2 million last year. These increases were due principally to the opening of new clubs and increased participation in BJ’s Rewards Membership program. The cost of memberships was unchanged during this year’s and last year’s first nine months.

We plan to increase the cost of BJ’s annual membership fee by $5.00, beginning with the January 2006 renewal cycle. The increase will raise the annual membership fee to $45 for Inner Circle and Business members, and $80 for Rewards members. Because BJ’s membership fees are amortized over the life of the membership, the fee increase will have virtually no impact on our financial statements for the fourth quarter or for the full fiscal year in 2005.

Cost of sales (including buying and occupancy costs) was 92.03% of net sales in this year’s third quarter versus 92.09% in last year’s third quarter. For the first nine months, the cost of sales percentage was 92.05% this year versus 92.33% last year. This year’s favorable variances were attributable to higher merchandise gross margins, due mainly to stronger sales of private brands and our shift to internally managing the purchase of produce instead of relying on a third party. We were also able to realize product cost reductions from global and e-sourcing initiatives this year. Gasoline margins were also stronger than they were last year, particularly in the third quarter. Favorable variances in gross margins were partially offset by the increased contribution of gasoline sales, which carry a lower margin rate than the remainder of our business, the increased cost of utilities, and an increase in uninsured losses resulting from hurricane damage.

Selling, general and administrative (“SG&A”) expenses were 7.78% of net sales in the third quarter versus 7.91% in last year’s comparable period. This favorable variance was primarily due to a $3.1 million reduction in credit expenses resulting from the VISA/MasterCard settlement. On a post-tax basis, this settlement was $1.9 million, or $.03 per diluted share. See Note 12 of Notes to Consolidated Financial Statements for additional information. This settlement reduced SG&A expenses as a percentage of sales by 16 basis points in the third quarter. Year-to-date SG&A expenses were 7.91% of net sales this year versus 7.67% last year. This increase in the year-to-date period was due mainly to higher payroll and fringe benefit costs, a portion of which is attributable to our shift to self-run produce. In the year-to-date period last year, we recorded a $2.3 million reduction in first quarter SG&A expenses resulting from a settlement of medical claims overcharges from a former plan administrator. On a post-tax basis, this settlement was $1.4 million, or $.02 per diluted share.

Total SG&A expenses rose by $10.6 million from the third quarter of 2004 to the third quarter of 2005. Payroll and benefits accounted for 76% of all SG&A expenses in both this year’s and last year’s third quarters. Payroll and benefits accounted for 73% of the increase over last year’s third quarter SG&A expenses. For the year-to-date period, total SG&A expenses rose by $49.0 million this year. Payroll and payroll benefits accounted for 77% of all SG&A expenses in both this year’s and last year’s first nine months, and 73% of the increase over last year’s SG&A expenses year-to-date.

Preopening expenses were $0.4 million in this year’s third quarter versus $3.0 million in last year’s third quarter. Year-to-date preopening expenses totaled $3.4 million this year versus $5.0 million last year. In this year’s first nine months, we opened four new clubs, all of which opened prior to the third quarter. In last year’s first nine months, we also opened four new clubs, including three in the third quarter.

Net interest income was $675,000 in this year’s third quarter versus $216,000 in last year’s third quarter. Net interest income for the first nine months of this year was $1.5 million versus $235,000 in last year’s comparable period. These increases were due mainly to higher interest rates on invested cash as well as higher balances of invested cash.

During the first nine months of this year, we recorded a first quarter charge of $3.0 million ($1.8 million post-tax, or $.03 per diluted share) to increase our reserve for credit card claims. This increase in the reserve was driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. In last year’s first nine months, we recorded charges of $7.0 million ($4.2 million post-tax, or $.06 per diluted share), including $1.0 million ($0.6 million post-tax, or $.01 per diluted share) in the third quarter. See Note 8 of Notes to Consolidated Financial Statements for additional information.

This year’s year-to-date gain on contingent lease obligations of $4.4 million consisted of recoveries on account of our House2Home bankruptcy claims, including $0.1 million recorded in the third quarter. On a post-tax basis, these gains totaled $3.0 million, or $.04 per diluted share. Last year’s third quarter gain on contingent lease obligations included a pretax cash recovery of $2.5 million of our claims related to the House2Home bankruptcy and a pretax credit of $2.7 million to reduce our contingent lease obligations. On a post-tax basis, the gains from these two items totaled $3.1 million, or $.04 per diluted share. For the year-to-date period last year, recoveries of our claims related to the House2Home bankruptcy and the credit to reduce our contingent lease obligations totaled $9.6 million pretax. On a post-tax basis these items totaled $6.1 million, or $.09 per diluted share.

Our income tax provision was 38.8% of pretax income from continuing operations in the first nine months of 2005 versus 38.2% in last year’s comparable period. These rates were affected by House2Home bankruptcy recoveries, portions of which were nontaxable, with the remainder being taxed at incremental tax rates. For the full 2005 year, we expect our tax rate provision to be approximately 39.0%.

Income from continuing operations was $27.9 million, or $.41 per diluted share, in this year’s third quarter versus $25.1 million, or $.36 per diluted share, in last year’s comparable period. For the first nine months, income from continuing operations was $77.1 million, or $1.12 per diluted share, this year versus $69.5 million, or $.99 per diluted share, last year.

Loss from discontinued operations (net of income tax benefit) was $77,000 in this year’s third quarter versus $1.8 million in last year’s third quarter, and $234,000 in this year’s first nine months versus $2.1 million in last year’s comparable period. Last year’s loss from discontinued operations included a post-tax charge of $1.7 million, or $.02 per diluted share, to increase our reserves for BJ’s clubs that closed in November 2002. The remainder of loss from discontinued operations consists of interest accretion charges associated with the closed clubs.

Net income for the third quarter was $27.8 million, or $.41 per diluted share, this year versus $23.2 million, or $.33 per diluted share, last year. This year’s third quarter included post-tax income of $1.9 million, or $.03 per diluted share, as a result of the VISA/MasterCard class action litigation settlement.

Last year’s third quarter included net post-tax income of $0.8 million, or $.01 per diluted share, consisting of the following post-tax income and expense items:

•	Income from recoveries of House2Home bankruptcy claims and credits to reduce our reserve for House2Home contingent lease obligations that totaled $3.1 million.
•	Expense from an increase in our reserve for BJ’s closed clubs of $1.7 million.
•	Expense from an increase in our reserve for credit card claims of $0.6 million.

Net income for the first nine months of this year was $76.9 million, or $1.11 per diluted share, versus $67.4 million, or $.96 per diluted share, last year.

This year’s nine-month year-to-date period included net post-tax income of $3.0 million, or $.04 per diluted share, consisting of the following post-tax items:

•	Income from the VISA/MasterCard class action litigation settlement of $1.9 million.
•	Income from recoveries of House2Home bankruptcy claims of $3.0 million.
•	Expense from an increase in our reserve for credit card claims of $1.8 million

Last year’s nine-month year-to-date period included net post-tax income of $1.6 million, or $.02 per diluted share, consisting of the following post-tax items:

•	Income from recoveries of House2Home bankruptcy claims and credits to reduce our reserve for House2Home contingent lease obligations that totaled $6.1 million.
•	Expense from an increase in our reserve for BJ’s closed clubs of $1.7 million.
•	Expense from charges to our reserve for credit card claims of $4.2 million.
•	Income from a settlement of medical claims overcharges of $1.4 million.

The Company operated 161 clubs, including two ProFoods clubs, on October 29, 2005 versus 154 clubs, including one ProFoods club, on October 30, 2004.

Seasonality

Our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards

See Note 13 of Notes to Consolidated Financial Statements for a summary of recent accounting standards which will become effective in 2006.

Liquidity and Capital Resources

Net cash provided by operating activities was $77.0 million in the first nine months of 2005 versus $153.3 million in last year’s comparable period. Merchandise inventories, net of accounts payable, increased by $60.5 million in the first nine months of this year and increased by $3.0 million in last year’s comparable period. The ratio of accounts payable to merchandise inventories was 65.9% at the end of this year’s third quarter versus 72.2% at the end of last year’s third quarter. This decrease reflected a slower sales trend during the last week of this year’s third quarter due in part to the Halloween calendar shift and to hurricane activity in Florida. Last year’s accounts payable to inventory ratio was unusually high. The increase in merchandise inventories from October 30, 2004 to October 29, 2005 was due primarily to the addition of new clubs, as well as a 3.2% increase in average inventory per club. The increase in merchandise inventories from January 29, 2005 to October 29, 2005 was due primarily to normal seasonal requirements, as well as to the addition of new clubs.

Cash expended for property additions was $78.3 million in this year’s first nine months versus $89.1 million in last year’s comparable period. Our full-year capital expenditures are expected to total approximately $150 to $160 million in 2005, based on plans to open approximately eight or nine new clubs, including the relocation of one club, and approximately six new gasoline stations. Four new clubs, five new gasoline stations and ten new pharmacies were opened in this year’s first nine months. Four new clubs and two new gasoline stations were opened in last year’s first nine months and 12 clubs were remodeled in the same time period. Planned capital expenditures in 2005 also include approximately $25 million associated with the relocation of our Franklin, Massachusetts, cross-dock facility to a new expanded facility in Uxbridge, Massachusetts, which we plan to open in 2006. The timing of actual openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

On February 28, 2005, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s common stock. During the first nine months of 2005, we repurchased 2,244,300 shares of our common stock for $65.2 million. In last year’s first nine months we repurchased 1,111,900 shares of our common stock for $28.0 million. As of October 29, 2005, our remaining repurchase authorization was $79.9 million.

On April 28, 2005, we entered into a new $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The new agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at October 29, 2005. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date of debt if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at October 29, 2005.

In addition to the credit agreement, we maintain a separate $62 million facility for letters of credit, primarily to support the purchase of inventories, of which $20.5 million was outstanding at October 29, 2005, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on September 30, 2006.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at October 29, 2005 and October 30, 2004.

As of October 29, 2005, we have settled all 41 House2Home leases for which we were originally contingently liable, including lump sum settlements for 38 leases. The other three House2Home properties (for which we remain contingently liable) have been assigned to third parties.

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

During 2004, we made a lump sum payment to settle the lease for one of the three closed clubs and in the second quarter of 2005, we settled a second closed club with a lump sum payment. The reserve at October 29, 2005 is based on the present value of our rent liability under the lease for the one remaining club, including real estate taxes and common area maintenance charges, reduced by estimated income from subleasing the property. We use an annual discount rate of 6% to calculate the present value of the obligation.

We believe that the liabilities recorded in the financial statements adequately provide for the one remaining lease obligation. However, there can be no assurance that our actual liability for the remaining closed store obligation will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to this property. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligation to be approximately $22 million at October 29, 2005.

BJ’s has filed proofs of claim against House2Home, Inc. for claims arising under certain agreements between BJ’s and House2Home in connection with the Company’s spin-off from Waban Inc. in July 1997. These claims arise primarily from BJ’s indemnification of TJX with respect to TJX’s guarantee of House2Home leases and from the Tax Sharing Agreement dated July 28, 1997 between BJ’s and House2Home. House2Home and BJ’s have settled BJ’s claims against House2Home. The settlement provides that BJ’s will have an unsecured claim of approximately $38 million, on account of claims under the Tax Sharing Agreement and indemnification payments which have been made to TJX. The settlement agreement was approved by the United States Bankruptcy Court for the Central District of California on November 10, 2003. As part of the settlement, BJ’s has been released of all claims that House2Home and its bankruptcy estate may have had against BJ’s, including $1.7 million owed by BJ’s to House2Home under the Tax Sharing Agreement. We recognized this amount as a reduction in our tax provision in the fourth quarter of 2003.

During 2004, we received pretax recoveries on account of our House2Home bankruptcy claims totaling $7.0 million, including a payment of $2.5 million to settle our claim against the Indenture Trustee for House2Home’s Convertible Subordinated Notes. We have no further claims against the Indenture Trustee.

In 2005, we have received pretax recoveries on account of our House2Home bankruptcy claims of $4.3 million in the first quarter and $0.1 million in the third quarter. These recoveries are recorded in gain on contingent lease obligations in the statement of income. On a post-tax basis, these gains were $3.0 million. We believe that the remaining activities to wind up the House2Home estate are mainly administrative in nature. Based on information provided by the estate manager, we estimate that we will receive additional recoveries of $2 to $3 million. Because we are unable to determine with precision the actual amount and timing of additional recoveries under our claims against House2Home, we have not recognized such claims in our financial statements.

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

In 2004, we recorded charges of $6.0 million ($3.6 million post-tax) in the second quarter and $1.0 million ($0.6 million post-tax) in the third quarter to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. In this year’s first quarter, we recorded an additional charge of $3.0 million ($1.8 million post-tax) to increase our reserve. This charge was driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. As of October 29, 2005, the balance in the reserve was $4.1 million, which represents our best estimate of the remaining costs and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of November 18, 2005, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

Cash and cash equivalents totaled $90.0 million as of October 29, 2005. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of our credit agreement, which expires April 27, 2010. However, we may from time to time seek to obtain additional financing.

Factors Which Could Affect Future Operating Results

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club and gas station openings, expected provision for income taxes, BJ’s reserve for credit and debit card claims, lease obligations in connection with a closed BJ’s club, the effects of implementing SFAS 123(R), the estimated recovery from the VISA/MasterCard litigation settlement, and other information with respect to our plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, levels of customer demand, economic and weather conditions and state and local regulation in our markets; competitive conditions; our success in settling lease obligations for a closed club; our success in settling credit and debit card claims; and events which might cause our 1997 spin-off from Waban Inc. not to qualify for tax-free treatment. Each of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to market risk as of October 29, 2005 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at October 29, 2005. We have not used derivative financial instruments.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 29, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of October 29, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 29, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1—Legal Proceedings

Discussions of the House2Home bankruptcy proceeding, the consumer credit and debit card matter, the FTC settlement (see Note 12 of Notes to Consolidated Financial Statements) and the VISA/MasterCard antitrust class action litigation appear in Part I of this Form 10-Q and are incorporated herein by reference.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchase activity in the quarter ended October 29, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Amount that May Yet Be Purchased Under the Program
2005				(Dollars in Thousands)
July 31 – Aug 27	140,000	$29.55	140,000	$92,394
Aug 28 – Oct 1	215,000	27.71	215,000	86,436
Oct 2 – Oct 29	245,000	26.59	245,000	79,921

Total for the quarter	600,000	$27.68	600,000	$79,921

We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; and additional increases of $100 million each in press releases dated September 26, 2001, August 20, 2002 and March 1, 2005. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through October 29, 2005, we have repurchased approximately 13.7 million shares for a total of $420.1 million, leaving a remaining authorization of $79.9 million.

Item 6—Exhibits

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

BJ’S WHOLESALE CLUB, INC. (Registrant)

Date:	November 21, 2005	/S/ MICHAEL T. WEDGE
Michael T. Wedge President and Chief Executive Officer (Principal Executive Officer)

Date:	November 21, 2005	/S/ PAUL H. MCDONOUGH
Paul H. McDonough Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)