Form 10-K
period 2006-01-28
BJS WHOLESALE CLUB INC
filed 2006-04-13
CIK 1037461

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on July 29, 2005 was approximately $2,166,290,000 based on the closing price of $31.89 on the New York Stock Exchange as of such date.

There were 67,466,123 shares of the Registrant’s Common Stock, $.01 par value, outstanding as of March 24, 2006.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders (Part III).

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In this report, BJ’s Wholesale Club, Inc. may be referred to as “BJ’s” or the “Company” or “we.”

This report contains a number of “forward-looking statements,” including statements regarding the increase in membership fees, planned capital expenditures, planned club, gas station and cross-dock facility openings, expected provision for income taxes, BJ’s reserve for credit and debit card claims, lease obligations in connection with a closed BJ’s club, ProFoods, the effects of implementing SFAS 123(R), sales penetration of private label products and other information with respect to our plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “intends,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth in Item 1A. Risk Factors, and other factors noted elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly those noted under “Critical Accounting Policies and Estimates”. In addition, any forward-looking statements represent our estimates only as of the day this annual report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

PART I

Item 1.    Business

General

BJ’s Wholesale Club introduced the warehouse club concept to New England in 1984 and has since expanded to become a leading warehouse club operator in the eastern United States. As of January 28, 2006, BJ’s operated 165 warehouse clubs, including two ProFoods Restaurant Supply clubs, in 16 states. The table below shows the number of Company locations by state.

State	Number of Locations
New York	34
Florida	23
Massachusetts	18
New Jersey	18
Pennsylvania	13
Maryland	9
Connecticut	8
Georgia	8
North Carolina	7
Virginia	7
New Hampshire	6
Ohio	6
Rhode Island	3
Maine	2
Delaware	2
South Carolina	1

TOTAL	165

On July 28, 1997, BJ’s Wholesale Club, Inc., a Delaware corporation, became an independent, publicly owned entity when Waban Inc. (“Waban”), BJ’s parent company at the time, distributed to its stockholders on a pro rata basis all of the Company’s outstanding common stock. Before that date, BJ’s business had operated as a division of Waban.

The fiscal year ended January 28, 2006 is referred to as “2005” or “fiscal 2005” below. Other fiscal years are referred to in a similar manner.

Industry Overview

Warehouse clubs offer a narrow assortment of food and general merchandise items within a wide range of product categories. In order to achieve high sales volumes and rapid inventory turnover, merchandise selections are generally limited to items that are brand name leaders in their categories and a growing private brands assortment. Since warehouse clubs sell a diversified selection of product categories, they attract customers from a wide range of other wholesale and retail distribution channels, such as supermarkets, supercenters, department stores, drug stores, discount stores, office supply stores, consumer electronics stores and automotive stores. BJ’s believes that it is difficult for these higher cost channels of distribution to match the low prices offered by warehouse clubs.

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

Business Model

We have developed an operating model that we believe differentiates us from our warehouse club competition. First, we place added focus on the individual consumer, our Inner Circle® member, through merchandising strategies that emphasize a customer-friendly shopping experience. Second, by clustering our clubs, we achieve the benefit of name recognition and maximize the efficiencies of our management support, distribution and marketing activities. Finally, we seek to establish and maintain the first or second industry leading position in each major market where we operate. We create an exciting shopping experience for our members with a constantly changing mix of food and general merchandise items and carry a broader product assortment than our warehouse club competitors. By supplementing the warehouse format with aisle markers, express checkout lanes, self-checkout lanes and low-cost video-based sales aids, we make shopping more efficient for our members. For the convenience of our members, we maintain longer hours of operation than our warehouse club competitors. While all wholesale clubs sell merchandise in bulk, BJ’s also offers smaller package sizes that are easier to carry home and store, including sizes that are comparable to those offered in supermarkets. Smaller package sizes can be found in a number of our fresh food categories, including dairy, meat, bakery, fish and produce. We are also the only major warehouse club operator to accept manufacturers’ coupons, which provide added value for our members, and we accept more credit card payment options than our warehouse club competitors.

Expansion

Since the beginning of 2000, BJ’s has grown from 107 clubs to 165 clubs in operation at January 28, 2006. Approximately 37% of our clubs have been in operation for fewer than six years. We plan to open 12 to 15 new clubs in 2006, all of which are expected to be in existing markets.

Year	Clubs in Operation at Beginning of Year	Clubs Opened During the Year	Clubs Closed During the Year	Clubs in Operation at End of Year
2000	107	11	—	118
2001	118	12	—	130
2002	130	13	3	140
2003	140	10	—	150
2004	150	7	—	157
2005	157	8	—	165

In addition to the club openings shown above, we relocated one club in each of 2000, 2001 and 2005. In each case, we replaced an older club with a new prototype.

Store Profile

As of January 28, 2006, we operated 144 traditional size “big box” warehouse clubs that averaged approximately 112,000 square feet, 19 smaller format warehouse clubs that averaged approximately 71,000 square feet and two ProFoods clubs that averaged approximately 62,000 square feet. The smaller format clubs are designed to serve markets whose population is not sufficient to support a full-sized warehouse club. Including space for parking, a typical full-sized BJ’s club requires 13 to 14 acres of land. The smaller version typically requires approximately eight acres. Our clubs are located in both free-standing locations and shopping centers.

Construction and site development costs for a full-sized owned BJ’s club generally range from $5 million to $8 million. Land acquisition costs for a club generally range from $5 million to $10 million but can be significantly higher in some locations. We also invest $3 to $4 million for fixtures and equipment and approximately $2 million for inventory (net of accounts payable) and incur approximately $.9 to $1.0 million for preopening costs in a new full-sized club.

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

Food accounted for approximately 59% of BJ’s total food and general merchandise sales in 2005. The remaining 41% consisted of a wide variety of general merchandise items. Food categories at BJ’s include frozen foods, fresh meat and dairy products, beverages, dry grocery items, fresh produce and flowers, canned goods and household paper products. In response to growing demand from our members, we continue to increase the number of clubs that have rotisserie chicken and slicing delicatessen departments and premium prepared foods. General merchandise includes consumer electronics, prerecorded media, small appliances, tires, jewelry, health and beauty aids, household needs, computer software, books, greeting cards, apparel, furniture, toys and seasonal items. We believe that more than 70% of our products are items that can also be found in supermarkets.

We continued to expand our private brands program during 2005. BJ’s consumer-focused private brand products are primarily premium quality and generally are priced well below the top branded competing product. At the end of 2005, our private brand products had achieved a sales penetration of approximately 12% of food and general merchandise sales on an annualized basis. We expect our private brand products to continue to represent an increasing percentage of sales over time.

As of January 28, 2006, we had pharmacies in operation at 44 of our clubs. We plan to open pharmacies in two or three additional clubs in 2006.

We also offer a number of specialty services that are designed to enable members to complete more of their shopping at BJ’s and to encourage more frequent trips to the clubs. Most of these services are provided by outside operators in space leased from BJ’s. Specialty services include full-service optical centers; food courts, some of which offer brand name fast food service; full service Verizon Wireless centers; home improvement services; photo developing; BJ’s Vacations®; garden and storage sheds; patios and sunrooms; a propane tank filling service; discounted home heating oil; and muffler and brake services operated in conjunction with Monro Muffler Brake, Inc.

As of January 28, 2006, we had 87 gas stations in operation at our clubs. The gas stations are generally self- service, relying on “pay at the pump” technology that accepts MasterCard®, VISA®, Discover®, American Express® and debit card transactions. Cash is also accepted at some locations. Both regular and premium gasoline are available. We have generally maintained our gas prices below the average prices in each market.

Our “BJ’s Premier Benefits™” program is designed to enhance the value of BJ’s membership to both consumer and business members. Included in the program are discounted rates for payment processing of all major credit cards; an automobile buying service; printing of business forms and checks; and installation of home security systems.

Membership

Paid membership is an essential part of the warehouse club concept. In addition to providing a source of revenue which permits us to offer low prices, membership reinforces customer loyalty. We have two types of members: Inner Circle members and business members. Most of our Inner Circle members are likely to be home owners whose incomes are above the average for the Company’s trading areas. We believe that a significant percentage of our business members also shops BJ’s for their personal needs. We had approximately 8.6 million BJ’s members (including supplemental cardholders) at January 28, 2006.

Effective January 1, 2006, we generally charge $45 per year for a primary Inner Circle membership that includes one free supplemental membership. Members in the same household may purchase additional supplemental memberships for $20 each. A business membership also costs $45 per year and includes one free supplemental membership. Additional supplemental business memberships cost $20 each.

We launched our BJ’s Rewards MembershipSM program in 2003. Geared to high frequency, high volume members, the program offers a 2% rebate, capped at $500 per year, on generally all in-club purchases. Effective January 1, 2006, the annual fee for a BJ’s Rewards Membership is $80. At the end of 2005, Rewards Members accounted for approximately 5% of our primary members and approximately 10% of our food and general merchandise sales during the year.

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

BJ’s is the only warehouse club operator to accept each of MasterCard, VISA, Discover and American Express chainwide. Our members may also pay for their purchases by cash, check and debit cards.

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

Information Technology

Over the course of our development, we have made a significant investment in information systems. We were the first warehouse club operator to introduce scanning devices which work in conjunction with our electronic point of sale terminals. In recent years, we have enhanced the efficiency of our checkout process and implemented an on-line refund system at the clubs to more effectively process sales returns. We are the only operator in the warehouse club industry to offer self-checkout. As of January 28, 2006, we have expanded this technology to approximately 75% of our BJ’s clubs.

Sales data is generally analyzed daily for replenishment purposes. Detailed purchasing data permits the buying staff and store managers to track changes in members’ buying behavior. Detailed shrinkage information by SKU by club allows management to quickly identify inventory shrinkage problems and formulate effective action plans.

Member Centric Business Model

Over the last three years we have developed an infrastructure, which we call “Member Insight,” to better utilize our member data base. We are using Member Insight’s sophisticated analysis to segment our members according to their shopping behaviors in our clubs as well as in competing channels. This capability enables us to tailor BJ’s merchandise selection, adjacencies, pricing and marketing to the wants and needs of our most productive members.

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

A large number of competitive membership warehouse clubs exists in our markets. Approximately 83% of our 144 full-sized warehouse clubs have at least one competitive membership warehouse club in their trading areas at a distance of about ten miles or less. One of the smaller format clubs has direct competition from other warehouse clubs within ten miles.

We believe price is the major competitive factor in the markets in which we compete. Other competitive factors include store location, merchandise selection, member services and name recognition. We believe our efficient, low-cost form of distribution gives us a significant competitive advantage over more traditional channels of wholesale and retail distribution.

ProFoods

In October 2004, we began testing a concept that is new to BJ’s by opening the first of two new clubs in the Metro New York market exclusively for food service businesses under the name “ProFoods Restaurant Supply”. Our second ProFoods club, which is also in Metro New York, was opened in January 2005. The target members are professional food vendors and restaurant owners. The business model for ProFoods is built on somewhat higher merchandise margins than those generated by a wholesale club, free memberships and a broad merchandise assortment to support one-stop shopping, primarily on a cash and carry basis. We believe that we can leverage our success as a highly efficient operator of limited assortment formats that cater to defined customer groups. We have embarked on this test because we believe there is a substantial opportunity in this market, where the competition is fragmented and where we can apply our expertise with small businesses.

Seasonality

Our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and net income have typically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Employees

As of January 28, 2006, we had approximately 20,300 full-time and part-time employees (“team members”). None of our team members is represented by a union. We consider our relations with our team members to be excellent.

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

You may read and copy any reports, statements or other information that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

BJ’s intends to post on its website all disclosures that are required by law or NYSE listing standards concerning any amendments to, or waivers from, any provision of the BJ’s Statement on Commercial Bribery, Conflicts of Interest and Business Ethics.

Certifications

The Company’s Chief Executive Officer and Chief Financial Officer have provided the certification required by Rule 13a-14(a) under the Exchange Act, copies of which are filed as exhibits to this Form 10-K. In addition, an annual Chief Executive Officer certification was submitted by the Company’s Chief Executive Officer to the New York Stock Exchange on June 7, 2005, in accordance with the New York Stock Exchange’s listing requirements.

Item 1A.    Risk Factors

The risk factors that appear below could materially affect our business, financial condition and results of operations. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall economic and industry conditions, especially in the Eastern United States where most of our clubs are located, geopolitical events, changes in laws or accounting rules, terrorism, major health concerns or other disruptions of expected economic or business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are not material also may impair our business, results of operations and financial condition.

Competition May Adversely Affect Our Profitability

We compete with a wide range of national, regional and local retailers and wholesalers selling food and/or general merchandise in our markets. Some of these competitors, including two major warehouse club competitors (Sam’s Clubs (a division of Wal-Mart Stores, Inc.) and Costco Wholesale Corporation) who operate on a nationwide basis, have significantly greater financial and marketing resources than BJ’s. These retailers and wholesalers compete in a variety of ways, including price, location, services offered to customers and merchandise selection. We cannot assure you that we will be able to compete successfully with existing or future competitors. Our inability to respond effectively to competitive factors may have an adverse effect on our profitability as a result of lower sales and increased operating costs.

New Store Openings are Critical to Our Growth

Our long-term sales and income growth are dependent to a certain degree on our ability to open new clubs and gasoline stations in both existing markets and new markets. We cannot assure you that we will be able to achieve our planned expansion on a timely and profitable basis. Our expansion is dependent on finding suitable locations, which may be affected by local regulations, construction and development costs and competition from other retailers for particular sites. In addition, we may not be able to hire, train and retain a suitable work force to staff these locations or successfully integrate new clubs into our existing infrastructure. As a result, we may be unable to open new clubs at the rates expected or operate the clubs in a profitable manner.

Our Comparable Club Sales and Quarterly Operating Results May Fluctuate Significantly

Our comparable club sales may be adversely affected for many reasons, including new store openings by our competitors and the opening of our own new clubs that may cannibalize existing club sales. Comparable club sales may also be affected by cycling against strong sales in the prior year, by our own clubs entering into the comparable club base and by price reductions in response to competition.

Our quarterly operating results may be adversely affected by losses in new clubs, price changes in response to competitors’ prices, increases in operating costs, extreme weather conditions, natural disasters, local economic conditions and the timing of new club openings and related start-up costs. Our quarterly operating results may also be affected by the volatility in gasoline and energy prices. As a result, our quarterly operating results are not necessarily indicative of the results to be expected for any other quarter.

Our Business May be Affected by Issues that Affect Consumer Spending

Our results of operations may be affected by changes in economic factors that impact consumer spending. Certain economic conditions such as changes in inflation, unemployment levels, tax rates, interest rates, energy and transportation costs, insurance and health care costs and labor costs could reduce consumer spending or cause consumers to shift their spending to our competitors. Reduced consumer spending may result in reduced demand for our items and may also require increased selling and promotional expenses. A reduction or shift in consumer spending could negatively impact our business, results of operations and financial condition.

Certain Legal Proceedings Could Adversely Impact Our Results of Operations

We are involved in a number of legal proceedings involving employment issues, personal injury, consumer matters, credit card fraud and other litigation. Certain of these lawsuits, if decided adversely to us or settled by us, may result in material liability. See “Item 3. Legal Proceedings” and Note F in Notes to Consolidated Financial Statements for additional information.

Union Attempts to Organize Our Team Members Could Disrupt Our Business

Unions have attempted to organize our team members at certain of our clubs and facilities. Our management and team members may be required to devote their time to respond to union activities, which could be distracting to our operations. Future union activities may negatively impact our business and results of operations.

Insurance Claims Could Adversely Impact our Results of Operations

We use a combination of insurance and self-insurance plans to provide for potential liability for workers’ compensation, general liability, property, fiduciary liability and employee health care and life insurance claims. Liabilities associated with risk retained by the Company are estimated, based on valuation provided by third-party actuaries, historical loss development factors and other assumptions believed to be reasonable under the circumstances. Our results of operations could be adversely impacted if actual future occurrences and claims differ from our assumptions and historical trends.

Tax-Free Treatment of 1997 Spin-off from Waban May Be Affected by Future Events

In connection with BJ’s spin-off from Waban Inc. in 1997, Waban received a letter ruling from the Internal Revenue Service to the effect that, for federal income tax purposes, the distribution of the Company’s stock to Waban’s stockholders (the “Distribution”) and related asset transfers would be tax-free to Waban’s stockholders. Certain future events not within the control of the Company or House2Home, including, for example, certain dispositions of the Company’s common stock or House2Home’s common stock, could cause the Distribution not to qualify for tax-free treatment. If this occurred, the related tax liability would be payable by House2Home, although the Company has agreed to indemnify House2Home under certain circumstances for all or a portion of such tax liability.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We operated 165 warehouse club locations as of January 28, 2006, of which 106 are leased under long-term leases and 48 are owned. We own the buildings at the remaining 11 locations, which are subject to long-term ground leases. A listing of the number of Company locations in each state is shown on page 2.

The unexpired terms of our leases range from approximately 1 to 35 years, and average approximately 12 years. We have options to renew all but one of our leases for periods that range from approximately 5 to 50 years and average approximately 21 years. These leases require fixed monthly rental payments which are subject to various adjustments. Certain leases require payment of a percentage of the warehouse club’s gross sales in excess of certain amounts. Generally, all leases require that we pay all property taxes, insurance, utilities and other operating costs.

Our home offices in Natick, Massachusetts, occupy a total of 166,000 square feet. Leases for 125,000 square feet and 4,000 square feet expire on January 31, 2011 and 2007, respectively. Leases for 37,000 square feet expire on January 31, 2009, with options to extend these leases through January 31, 2016. We own a 480,000 square foot cross-dock facility and also lease two cross-dock facilities, which occupy a total of 776,000 square feet under leases which expire in 2010 and 2021, with options to extend these leases through 2025 and 2041, respectively.

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

Discussion of the House2Home bankruptcy proceeding and the VISA/Master Card antitrust litigation appear in Notes E and N, respectively, to the Financial Statements (which are incorporated herein by reference).

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of BJ’s security holders during the fourth quarter of the fiscal year ended January 28, 2006.

Item 4A.    Executive Officers of the Registrant

Name	Age	Office and Employment During Last Five Years
Herbert J. Zarkin	67	Chairman of the Board of the Company since July 1997; President, Chief Executive Officer and Director of Waban (1993-1997); President of the BJ’s Division of Waban (the “BJ’s Division”) (1990-1993). Mr. Zarkin was also Chairman of Waban (now known as House2Home) from July 1997 to June 2002 and was President and Chief Executive Officer of House2Home from March 2000 to September 2001. House2Home filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code on November 7, 2001. (See Notes B and C of Notes to the Consolidated Financial Statements included elsewhere in this report for additional information.)

Michael T. Wedge	52	President, Chief Executive Officer and Director of the Company since September 2002; Executive Vice President, Club Operations of the Company (July 1997-September 2002)

Alison G. Corcoran	45	Executive Vice President, Member Insight and Marketing of the Company since September 2005; Senior Vice President, Director of Member Insight of the Company (December 2003-September 2005); Vice President and General Manager of various divisions of Polaroid Corporation (October 2000-November 2001)

Frank D. Forward	51	Executive Vice President, Chief Administrative Officer and Interim Chief Financial Officer of the Company since December 2005; Executive Vice President and Chief Administrative Officer of the Company (May 2005-December 2005); Executive Vice President and Chief Financial Officer of the Company (July 1997-May 2005)

Edward F. Giles, Jr.	46	Executive Vice President, Club Operations of the Company since September 2002; Senior Vice President, Field Operations of the Company (June 2001-September 2002); Senior Vice President, Sales Operations of the Company (June 1999-June 2001)

Karen Stout	47	Executive Vice President, Merchandising of the Company since July 2004; President of the Atlantic and Pacific Tea Company’s Super Fresh Division (July 2002-June 2004) and president of the A&P’s Sav-A-Center Division (October 2000-July 2002)

Kellye L. Walker	39	Senior Vice President, General Counsel and Secretary of the Company since February 2003; Hill & Barlow, PC (Boston, Massachusetts law firm) Of Counsel/Member, July 2000-February 2003

All officers serve at the discretion of the Board of Directors and hold office until the next annual meeting of the Board of Directors and until their successors are elected and qualified.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BJ’s common stock is listed on the New York Stock Exchange under the symbol “BJ”. The quarterly high and low stock prices for the fiscal years ended January 28, 2006 and January 29, 2005 were as follows:

	Fiscal Year Ended January 28, 2006		Fiscal Year Ended January 29, 2005
Quarter	High	Low	High	Low
First	$34.70	$25.96	$26.45	$21.33
Second	32.92	26.65	25.47	19.91
Third	32.11	25.30	29.59	21.06
Fourth	32.50	25.30	32.00	26.70

The approximate number of stockholders of record at March 24, 2006 was 2,100. BJ’s has never declared or paid any cash dividends on its common stock and has no present plans to do so. For restrictions on the payment of dividends, see Note D of Notes to the Consolidated Financial Statements included elsewhere in this report.

The following table summarizes our share repurchase activity in the quarter ended January 28, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
2005				(Dollars in Thousands)
Oct 30 – Nov 26	84,800	$27.77	84,800	$77,566
Nov 27 – Dec 31	171,500	27.06	171,500	72,925
Jan 1 – Jan 28	35,000	29.14	35,000	71,905

Total for the quarter	291,300	$27.52	291,300	$71,905

(1)	We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; and additional increases of $100 million each in press releases dated September 26, 2001, August 20, 2002 and March 1, 2005. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through January 28, 2006, we repurchased approximately 14.0 million shares for a total of $428.1 million, leaving a remaining authorization of $71.9 million.

Item 6.    Selected Financial Data

	Fiscal Year Ended
	Jan 28, 2006	Jan. 29, 2005	Jan. 31, 2004	Feb. 1, 2003	Feb. 2, 2002
	(Dollars in Thousands except Per Share Data)
Income Statement Data
Net sales	$7,783,949	$7,220,239	$6,553,924	$5,728,955	$5,105,912
Membership fees and other	165,985	155,062	139,411	130,747	117,394

Total revenues	7,949,934	7,375,301	6,693,335	5,859,702	5,223,306

Cost of sales, including buying and occupancy costs (1)	7,123,693	6,617,495	6,018,088	5,212,124	4,615,291
Selling, general and administrative expenses	610,831	556,234	502,673	416,063	362,611
Provision for credit card claims (2)	4,000	7,000	—	—	—
Preopening expenses (1)	7,523	15,331	8,875	11,735	10,343

Operating income	203,887	179,241	163,699	219,780	235,061
Interest income (expense), net	2,742	803	(74)	293	4,137
Gain (loss) on contingent lease obligations (3)	4,494	9,424	4,488	15,607	(106,359)

Income from continuing operations before income taxes and cumulative effect of accounting principle changes	211,123	189,468	168,113	235,680	132,839
Provision for income taxes	82,281	72,884	63,318	89,871	49,068

Income from continuing operations before cumulative effect of accounting principle changes	128,842	116,584	104,795	145,809	83,771
Loss from discontinued operations, net of income tax benefit (3)	(309)	(2,183)	(676)	(14,943)	(1,423)

Income before cumulative effect of accounting principle changes	128,533	114,401	104,119	130,866	82,348
Cumulative effect of accounting principle changes (4)	—	—	(1,253)	—	—

Net income	$128,533	$114,401	$102,866	$130,866	$82,348

Income per common share:
Basic earnings per share:
Income from continuing operations before cumulative effect of accounting principle changes	$1.89	$1.68	$1.51	$2.07	$1.16
Loss from discontinued operations	—	(0.04)	(0.01)	(0.21)	(0.02)
Cumulative effect of accounting principle changes	—	—	(0.02)	—	—

Net income	$1.89	$1.64	$1.48	$1.86	$1.14

Diluted earnings per share:
Income from continuing operations before cumulative effect of accounting principle changes	$1.87	$1.66	$1.50	$2.05	$1.13
Loss from discontinued operations	—	(0.03)	(0.01)	(0.21)	(0.02)
Cumulative effect of accounting principle changes	—	—	(0.02)	—	—

Net income	$1.87	$1.63	$1.47	$1.84	$1.11

Balance Sheet Data
Working capital	$257,503	$208,852	$147,287	$117,042	$127,818
Total assets	1,989,849	1,891,514	1,721,359	1,480,957	1,422,511
Long-term debt and obligations under capital leases	2,737	3,196	3,625	—	1,558
Stockholders’ equity	1,015,979	939,167	852,221	740,803	686,567
Clubs open at end of year	165	157	150	140	130

(1)	See Note E of Notes to Consolidated Financial Statements
(2)	See Note F of Notes to Consolidated Financial Statements
(3)	See Note C of Notes to Consolidated Financial Statements
(4)	See Note A of Notes to Consolidated Financial Statements

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless noted otherwise, the fiscal year ended January 28, 2006 is referred to as “2005.” Other fiscal years are referred to in a similar manner.

General Overview

BJ’s is a leading warehouse club operator in the eastern United States. As of January 28, 2006, we operated 163 BJ’s warehouse clubs, 87 of which operate gasoline stations, and two ProFoods Restaurant Supply clubs, in 16 states.

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

Comparable store sales performance is an important measure throughout the retail industry. Our comparable club sales increase from 2004 to 2005 was 3.6%, including a contribution from gasoline of 1.3%. This year’s comparable club sales performance follows very strong comparable club sales in the last two years. From 2002 to 2003, our comparable club sales increased by 7.8%, including a contribution from gasoline sales of 3.2%. From 2003 to 2004 comparable club sales increased by 6.0%, including a contribution from gasoline sales of 1.1%.

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

Overview of 2005 Operations

Despite lower than planned comparable club sales increases in 2005, we were able to drive earnings growth primarily because of very strong sales increases in private brands and fresh foods, which were priorities for us in 2005. Reduced purchasing costs driven by global sourcing and e-sourcing also helped to fuel merchandise margin expansion. Comparable club sales of food increased by 5.6% from 2004 to 2005, while comparable club sales of general merchandise decreased by 2.2% over the same period of time.

Membership renewal rates dropped slightly from last year’s levels. Our percentage of Rewards members and the percentage of the sales they generated grew significantly in 2005.

Our balance sheet remains strong. As of January 28, 2006, we had cash and cash equivalents of $162.2 million, versus cash, cash equivalents and marketable securities of $150.4 million at the end of the previous year. Long-term debt, including current installments, was $3.2 million as of January 28, 2006. Net cash provided by operating activities was $199.4 million in 2005, versus last year’s higher than normal total of $248.9 million.

We opened eight new BJ’s clubs and replaced one older club with a prototype club in a better location. We also began construction of a 615,000 square foot cross-dock facility in Uxbridge, Massachusetts, that will replace an older, smaller facility in the summer of 2006.

Outlook for 2006

Our priorities in 2006 will be focused on building traffic in our clubs, improving our general merchandise business and accelerating our square footage growth. Traffic-building initiatives include newspaper advertising in select markets, as well as direct-mail coupon promotions focused on high-ticket general merchandise items.

We plan to sharpen our price laddering in general merchandise by simplifying our members’ selection process by organizing product assortments into three price levels so that they can trade up or down in any given category. We look to continue building our fresh food business with expanded assortments of produce and home-meal replacement items.

In addition to completing construction of our new cross-dock facility in Uxbridge, MA, we plan to open 12 to 15 new clubs in 2006.

Effective January 1, 2006, we raised the cost of a BJ’s membership by $5. Because membership fees are amortized over twelve months and members renew on anniversary dates throughout the year, the full effect of the fee increase will take two years to cycle.

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

Significant judgment is required in both the determination of probability and the determination as to whether our exposure can be reasonably estimated. In reviewing the reserve relating to the credit card claims, we make significant estimates regarding the claims that have been made for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses, and related fees and expenses. Because of uncertainties related to this matter, accruals are based on information available at the time our financial statements are issued. Periodically, and as additional information becomes available, we reassess the potential liability and may revise our estimates and adjust our reserve.

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

Income Tax Reserves

We pay income taxes to federal, state and municipal taxing authorities. We are subject to audit by these jurisdictions and maintain reserves for those uncertain tax positions which we believe may be subject to challenge. Our reserves are based on our estimate of the likely outcome of these audits, and are revised periodically based on changes in tax law and court cases involving taxpayers with similar circumstances.

Reserves for Closed Store Lease Obligations

During the fiscal year ended February 2, 2002, we established reserves for our liability related to House2Home, Inc. (“House2Home”) leases. Pursuant to an agreement with The TJX Companies, Inc. (“TJX”), we agreed to indemnify TJX for 100% of House2Home’s lease liabilities guaranteed by TJX through January 31, 2003 and for 50% of any such liabilities thereafter. House2Home filed for bankruptcy in November 2001. (See Note C of Notes to Consolidated Financial Statements for additional information.) As of January 28, 2006, all 41 House2Home leases for which we were contingently liable had been settled, including lump sum settlements for 38 leases. The other three House2Home properties (for which we remain contingently liable) have been assigned to third parties.

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

A considerable amount of judgment was involved in determining our net liability related to the closed store leases, particularly in estimating potential sublease income. Based on our knowledge of real estate conditions in the local markets and our experience in those markets, we assume an average period of time it would take to sublease the properties and the amount of potential sublease income for each property. We reassess our liability for closed club leases at least every quarter and adjust our reserves accordingly when our estimates change.

We have made lump sum payments to settle the leases for two of the three closed clubs, including one settlement in 2005. The reserve at January 28, 2006 is based on the present value of our rent liability under the lease for the remaining club, including real estate taxes and common area maintenance charges, reduced by estimated income from subleasing the property. We will continue to use an annual discount rate of 6% to calculate the present value of the obligation.

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

Results of Operations

The following table presents income statement data for continuing operations for the last three fiscal years:

	Fiscal Year Ended
	January 28, 2006		January 29, 2005		January 31, 2004
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	(Dollars in Millions except Per Share Amounts)
Net sales	$7,783.9	100.0%	$7,220.2	100.0%	$6,553.9	100.0%
Membership fees and other	166.0	2.1	155.1	2.1	139.4	2.1

Total revenues	7,949.9	102.1	7,375.3	102.1	6,693.3	102.1

Cost of sales, including buying and occupancy costs	7,123.7	91.5	6,617.5	91.6	6,018.1	91.8
Selling, general and administrative expenses	610.8	7.8	556.2	7.7	502.6	7.7
Provision for credit card claims	4.0	0.1	7.0	0.1	—	0.0
Preopening expenses	7.5	0.1	15.4	0.2	8.9	0.1

Operating income	203.9	2.6	179.2	2.5	163.7	2.5
Interest income (expense), net	2.7	0.0	0.8	0.0	(0.1)	0.0
Income on contingent lease obligations	4.5	0.1	9.5	0.1	4.5	0.1

Income from continuing operations before income taxes	211.1	2.7	189.5	2.6	168.1	2.6
Provision for income taxes	82.3	1.0	72.9	1.0	63.3	1.0

Income from continuing operations	$128.8	1.7%	$116.6	1.6%	$104.8	1.6%

Diluted earnings per common share	$1.87		$1.66		$1.50

Number of clubs in operation at year end	165		157		150

Comparison of 2005 to 2004

Net sales increased by 7.8% from 2004 to 2005, due to comparable club sales increases and to the opening of new clubs and new gasoline stations. The increase in comparable club sales represented approximately 45% of the total increase in net sales from 2004 to 2005. New clubs and new gasoline stations accounted for the remainder of the increase. Food accounted for 59% of total food and general merchandise sales in 2005 versus 57% in 2004.

Comparable club sales increased by 3.6% from 2004 to 2005, including a contribution from gasoline sales of 1.3%. On a comparable club basis, food sales increased by 5.6% and general merchandise sales decreased by 2.2% in 2005. Food sales were paced by our fresh food business, particularly produce. Sales of soda and water, juices, paper products and coffee were also strong. In general merchandise, sales of televisions, beauty care and tires were strong. Weaker categories included audio/video, office equipment and supplies, computer software and furniture.

Total revenues included membership fees of $150.0 million in 2005 versus $139.4 million in 2004. This increase was due primarily to new clubs and increased participation in BJ’s Rewards Membership program. At the end of 2005, Rewards members accounted for approximately 5% of our primary members, up from approximately 3% at the end of 2004. During 2005, Rewards members accounted for approximately 10% of our food and general merchandise sales, up from approximately 7% of food and general merchandise sales in 2004. Inner Circle members renewed at a rate of 83.2% in 2005 versus 83.6% in 2004. Business members renewed at a rate of 87.3% in 2005 compared with 87.9% in 2004.

Cost of sales (including buying and occupancy expenses) was 91.52% of net sales in 2005 versus 91.65% of net sales in 2004. The decrease in the cost of sales ratio was attributable to higher merchandise gross margin rates, partially offset by the increased proportion of gasoline sales, which carry a significantly lower margin than the remainder of our business, and an increase in buying and occupancy costs as a percentage of sales.

The increase in the merchandise gross margin ratio was due in large part to a significant increase in private brand sales, as well as reduced acquisition costs realized through global sourcing and e-sourcing. The gross margin rate on gasoline sales in 2005 was lower than that of the previous year. Buying and occupancy costs as a percentage of sales increased by approximately 21 basis points, due mainly to higher costs for utilities.

Selling, general and administrative (“SG&A”) expenses were 7.85% of net sales in 2005 versus 7.70% in 2004. The increase in the SG&A ratio was due mainly to increases in payroll and fringe benefits, insurance and marketing, partially offset by the $3.1 million pretax VISA/MasterCard settlement (see Note N of Notes to Consolidated Financial Statements).

Total SG&A expenses rose by $54.6 million from 2004 to 2005, due mainly to the factors that increased SG&A expenses as a percentage of sales, as well as the addition of new clubs. Payroll and payroll benefits accounted for 76% of all SG&A expenses in 2005 versus 77% in 2004. Payroll and payroll benefits accounted for 72% of the increase in SG&A expenses from 2004 to 2005.

In 2004 we recorded pretax charges of $7.0 million to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. In 2005 we recorded additional pretax charges of $4.0 million to increase our reserve, primarily because of increases in our estimate of legal costs to be incurred in connection with this matter. See Note F of Notes to Consolidated Financial Statements for additional information.

Preopening expenses were $7.5 million in 2005 versus $15.4 million in 2004. Preopening expenses in 2004 included corrections to our accounting for leases of $8.2 million. See Note E of Notes to Consolidated Financial Statements for additional information. We opened eight new clubs and relocated one club in 2005. We opened seven new clubs in 2004.

Interest income, net was $2.7 million in 2005 compared with $0.8 million in 2004. This change was due mainly to increases in interest rates, as well as higher levels of invested cash in 2005. See Note M of Notes to Consolidated Financial Statements for a summary of the components of interest income (expense), net.

During 2005 we received pretax recoveries of House2Home bankruptcy claims totaling $4.4 million, which we recorded in gain on contingent lease obligations. We also recorded a gain of $0.1 million to decrease our reserve for contingent lease obligations in 2005. We recorded pretax gains of $2.7 million in 2004 to reduce our liability for contingent lease obligations. These were partially offset by pretax accretion charges in connection with these obligations of $0.2 million. During 2004, we also received pretax recoveries on account of our House2Home bankruptcy claims of $7.0 million. See Notes C and E of Notes to Consolidated Financial Statements for additional information.

In October 2004, we began testing a concept that is new to BJ’s by opening the first of two new clubs in the Metro New York market exclusively for food service businesses under the name “ProFoods Restaurant Supply”. Our second ProFoods club was opened in January 2005. The business model for ProFoods is built on somewhat higher merchandise margins than those generated by a wholesale club, free memberships and a broad merchandise assortment to support one-stop shopping, primarily on a cash and carry basis. We still consider ProFoods as a new venture that will take time to develop. In its first full year of operation, the business did not perform fully to our expectations. We are seeking to improve sales and margin at our two locations in Metro New York.

Our income tax provision was 39.0% of pretax income from continuing operations in 2005 versus 38.5% in 2004. The provision for credit card claims, the gains from contingent lease obligations and House2Home bankruptcy recoveries, and expenses recorded in connection with corrections to our accounting for leases were taxed at incremental tax rates. Tax rates of 39.1% and 38.7% were applied to all other pretax income from continuing operations in 2005 and 2004, respectively. The increase in our rates in 2005 was primarily due to higher effective state tax rates.

Income from continuing operations was $128.8 million, or $1.87 per diluted share, in 2005 versus $116.6 million, or $1.66 per diluted share, in 2004.

In 2005, income from continuing operations included the following income and expense items:

•	Income of $3.1 million, or $.04 per diluted share, to record House2Home bankruptcy recoveries and reductions to our reserve for contingent lease obligations.

•	Income of $1.9 million, or $.03 per diluted share, in connection with a settlement in the VISA/MasterCard antitrust class action litigation.

•	Expense of $2.4 million, or $.03 per diluted share, to increase the reserve for credit card claims.

In 2004, income from continuing operations included the following income and expense items:

•	Income of $6.1 million, or $.09 per diluted share, to record House2Home bankruptcy recoveries and reductions to our reserve for contingent lease obligations.

•	Expense of $4.2 million, or $.06 per diluted share, to establish a reserve for credit card claims.

•	Expense of $4.3 million, or $.06 per diluted share, to record lease accounting corrections.

Loss from discontinued operations, net of tax benefit, was $0.3 million in 2005 and consisted entirely of accretion charges. Loss from discontinued operations, net of tax benefit, was $2.2 million, or $.03 per diluted share, in 2004. This included a post-tax loss of $1.7 million, or $.02 per diluted share, to increase our closed club reserves.

Net income was $128.5 million, or $1.87 per diluted share, in 2005 versus $114.4 million, or $1.63 per diluted share, in 2004.

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

Cost of sales (including buying and occupancy expenses) was 91.65% of net sales in 2004 versus 91.82% of net sales in 2003. Despite 2004’s increased contribution of gasoline sales, which carry a significantly lower gross margin than the remainder of our business, the cost of sales ratio in 2004 was favorable to 2003 primarily because of higher merchandise margins. Gasoline margin in 2004 was also favorable to 2003. Buying and occupancy costs as a percentage of sales in 2004 approximated 2003’s rate. Buying and occupancy expenses were reduced by $1.0 million as a result of a correction to our accounting for leases in 2004. See Note E of Notes to Consolidated Financial Statements for additional information.

The improvement in merchandise margins was due mainly to stronger sales of private brands and fresh foods and our shift to self-run produce. We were also able to reduce purchasing costs through e-sourcing and global sourcing.

SG&A expenses were 7.70% of net sales in 2004 versus 7.67% in 2003. The increase in the SG&A ratio was due mainly to increases in payroll and fringe benefits (which included higher group medical expenses), credit expenses (resulting mainly from a higher penetration of credit transactions) and professional services, which primarily related to Sarbanes-Oxley 404 compliance requirements. These increases were partially offset by significantly lower advertising expenses.

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

Recently Issued Accounting Standards

See Summary of Accounting Policies – Recently Issued Accounting Standards in Notes to Consolidated Financial Statements for a summary of recently issued standards.

Liquidity and Capital Resources

Net cash provided by operating activities was $199.4 million in 2005 compared with $248.9 million in 2004 and $199.9 million in 2003. The decrease in net cash provided by operating activities in 2005 versus 2004 was due principally to decreases in cash due to changes in certain balance sheet accounts, which are affected by the timing of payments. The largest year over year changes were $19.1 million in accrued income taxes; $13.5 million in accrued expenses; $10.6 million in merchandise inventories, net of accounts payable; and $6.6 million in noncurrent liabilities. The decrease in cash flow in accrued income taxes from 2004 to 2005 was due in large part to the absence of accelerated depreciation benefits which were provided for under the Job Creation and Worker Assistance Act of 2002. These benefits are not available for assets placed in service after 2004. The increase in net cash provided by operating activities in 2004 versus 2003 was due principally to an increase in net income before the cumulative effect of accounting changes and before depreciation and amortization of $22.1 million and a decrease in payments for closed store lease obligations of $26.0 million.

In 2005, we opened eight new clubs and relocated one club. All of these clubs are leased. We also opened six new gasoline stations in 2005. Cash expended for property additions was $123.1 million in 2005, $133.3 million in 2004 and $176.9 million in 2003. In 2004, we opened seven new clubs and three gasoline stations, and remodeled six existing clubs. One of the new clubs is owned at a location that is subject to a ground lease. The other new clubs are leased.

We expect that capital expenditures will total approximately $200 to $220 million in 2006, based on plans to open 12 to 15 new clubs and 10 to 12 gasoline stations. Planned capital expenditures in 2006 include approximately $35 to $40 million for the completion of our new cross-dock facility in Uxbridge, Massachusetts, which we plan to open in the summer. The timing of actual openings and the amount of related expenditures could vary from the estimates above due, among other things, to the complexity of the real estate development process.

On February 28, 2005, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s common stock. In 2005, we repurchased 2,535,600 shares of our common stock for $73.2 million, or an average price of $28.88 per share. In 2004, we repurchased 1,725,200 shares of our common stock for $45.3 million, or an average price of $26.27 per share. We did not repurchase any BJ’s stock in 2003. From the inception of our share repurchase activities in August 1998, we have repurchased a total of $428.1 million of common stock at an average cost of $30.52 per share. As of January 28, 2006, our remaining repurchase authorization was $71.9 million.

In January 2004, we assumed a real estate mortgage with a principal balance of $4,025,000 in connection with the purchase of a club that was previously leased. This debt carries an interest rate of 7%, is payable in monthly installments maturing through November 1, 2011 and has a prepayment penalty. The principal balance at January 28, 2006 was $3.2 million.

On April 28, 2005, we entered into a new $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The new agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at January 28, 2006. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date of debt if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at January 28, 2006.

In addition to the credit agreement, we maintain a separate $62 million facility for letters of credit, primarily to support the purchase of inventories, of which $36.6 million was outstanding at January 28, 2006, and we also maintain a $25 million uncommitted credit line for short-term borrowings which expires on September 30, 2006. As of January 28, 2006, we also had a standalone letter of credit in the amount of $4.4 million outstanding at year end, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at January 28, 2006 and January 29, 2005.

Increases in inventories and accounts payable from January 29, 2005 to January 28, 2006 were due mainly to the addition of new clubs and an increase of 1.9% in the average inventory per club in the same time period.

Pursuant to an agreement with TJX and in connection with House2Home’s filing for bankruptcy on November 7, 2001, we recorded a pretax charge of $105.0 million in 2001 for our estimated loss associated with House2Home leases. Based on our continuing evaluation of our remaining obligations and the significant progress made in settling liabilities for House2Home leases, we recorded pretax gains of $20.0 million in 2002, $5.5 million in 2003, $2.7 million in 2004 and $0.1 million in 2005 to reduce our estimated liability related to House2Home contingent lease obligations.

As of January 28, 2006, we have settled all 41 House2Home leases for which we were originally contingently liable, including lump sum settlements for 38 leases. The other three House2Home properties (for which we remain contingently liable) have been assigned to third parties.

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

During 2004, we made a lump sum payment to settle the lease for one of the three closed clubs. Based on this settlement and an evaluation of the status of the two remaining properties, we recorded a pretax charge of $2.9 million in 2004 to increase our reserve for closed clubs. In 2005, we made a lump sum payment to settle the lease of a second closed club. The settlement was consistent with the amount which we had reserved for this club. The reserve at January 28, 2006 is based on the present value of our rent liability under the lease for the other remaining club, including real estate taxes and common area maintenance charges, reduced by estimated future income from subleasing the property. We will continue to use an annual discount rate of 6% to calculate the present value of the obligation.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $21 million at January 28, 2006.

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

During 2005, we received pretax recoveries on account of our House2Home bankruptcy claims of $4.4 million. These recoveries are recorded in gain on contingent lease obligations in the statements of income. On a post-tax basis, these gains totaled $3.0 million.

During 2004, we received pretax recoveries on account of our House2Home bankruptcy claims totaling $7.0 million, including a payment of $2.5 million to settle our claim against the Indenture Trustee for House2Home’s Convertible Subordinated Notes. We have no further claims against the Indenture Trustee. These recoveries are also included in gain on contingent lease obligations in the statements of income. On a post-tax basis these gains totaled $4.6 million.

In March 2006, we received bankruptcy recoveries of $3.1 million on account of our House2Home bankruptcy claims. On a post-tax basis, these gains were $2.1 million. The Bankruptcy Court has closed our case, and we do not expect to receive further payments on our claims. The recoveries that we received in March 2006 will be recorded in the first quarter of the fiscal year ending February 3, 2007.

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

In 2005, we recorded additional charges of $4.0 million ($2.4 million post-tax) to increase our reserve. These charges were driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. As of January 28, 2006, the balance in the reserve was $4.5 million, which represented our best estimate of the remaining cost and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

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

As of March 31, 2006, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on our consolidated financial position or liquidity.

BJ’s had no off-balance sheet arrangements at any time during the fiscal year ended January 28, 2006.

The following summarizes our contractual cash obligations as of January 28, 2006 and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in Thousands)
Long-term debt	$3,903	$669	$1,338	$1,338	$558
Operating leases	2,247,086	129,550	270,120	276,545	1,570,871
Purchase obligations	470,530	421,723	27,518	17,058	4,231
Closed store lease obligations	8,954	795	1,680	1,704	4,775
Other long-term liabilities	50,090	56	15,963	6,141	27,930

	$2,780,563	$552,793	$316,619	$302,786	$1,608,365

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

Approximately 75% of purchase obligations represent future payments for merchandise purchases. The remainder consists primarily of capital commitments and purchased services.

Amounts for closed store lease obligations comprise our liabilities on the balance sheet at January 28, 2006 for a closed BJ’s club. Timing of payments was based on our estimates of when these liabilities would likely be satisfied through lease payments, net of estimated sublease income.

Amounts for other long-term liabilities consist mainly of payments for self-insured worker’s compensation and general liability claims and for asset retirement obligations, both of which are included on our balance sheet at January 28, 2006. The estimated timing of payments for insurance claims was based primarily on recent payment experience. The timing of asset retirement obligation payments corresponds to the end of the estimated useful life assigned to the assets. Not included in other noncurrent liabilities in the table above were payments of $23.3 million for our rent escalation liabilities because they are already included in the “operating leases” line, and deferred revenue of $2.6 million, which is not a cash obligation.

Cash, cash equivalents and short-term marketable securities totaled $162.2 million as of January 28, 2006. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of our bank credit agreement. However, we may from time to time seek to obtain additional financing.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to market risk as of January 28, 2006 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or its uncommitted credit line at January 28, 2006. We have not used derivative financial instruments. See Summary of Accounting Policies—Disclosures about Fair Value of Financial Instruments and Note D in Notes to Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(Dollars in Thousands except Per Share Amounts)
Net sales	$7,783,949	$7,220,239	$6,553,924
Membership fees and other	165,985	155,062	139,411

Total revenues	7,949,934	7,375,301	6,693,335

Cost of sales, including buying and occupancy costs	7,123,693	6,617,495	6,018,088
Selling, general and administrative expenses	610,831	556,234	502,673
Provision for credit card claims	4,000	7,000	—
Preopening expenses	7,523	15,331	8,875

Operating income	203,887	179,241	163,699
Interest income, net	2,742	803	(74)
Gain on contingent lease obligations	4,494	9,424	4,488

Income from continuing operations before income taxes	211,123	189,468	168,113
Provision for income taxes	82,281	72,884	63,318

Income from continuing operations	128,842	116,584	104,795
Loss from discontinued operations, net of income tax benefit of $205, $1,455 and $451	(309)	(2,183)	(676)

Income before cumulative effect of accounting principle changes	128,533	114,401	104,119
Cumulative effect of accounting principle changes	—	—	(1,253)

Net income	$128,533	$114,401	$102,866

Basic earnings per common share:
Income from continuing operations	$1.89	$1.68	$1.51
Loss from discontinued operations	—	(0.04)	(0.01)
Cumulative effect of accounting principle changes	—	—	(0.02)

Net income	$1.89	$1.64	$1.48

Diluted earnings per common share:
Income from continuing operations	$1.87	$1.66	$1.50
Loss from discontinued operations	—	(0.03)	(0.01)
Cumulative effect of accounting principle changes	—	—	(0.02)

Net income	$1.87	$1.63	$1.47

Number of common shares for earnings per share computations:
Basic	68,005,849	69,580,978	69,521,408
Diluted	68,755,471	70,131,653	69,815,020
Pro forma amounts assuming accounting principle changes are applied retroactively:
Net income	$128,533	$114,401	$104,119

Basic earnings per common share	$1.89	$1.64	$1.50

Diluted earnings per common share	$1.87	$1.63	$1.49

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

	January 28, 2006	January 29, 2005
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$162,164	$125,558
Marketable securities	—	24,800
Accounts receivable	101,435	87,292
Merchandise inventories	813,270	759,742
Current deferred income taxes	24,805	25,665
Prepaid expenses	18,195	19,922

Total current assets	1,119,869	1,042,979

Property at cost:
Land and buildings	583,950	564,237
Leasehold costs and improvements	187,094	152,547
Furniture, fixtures and equipment	542,489	514,838

	1,313,533	1,231,622
Less: accumulated depreciation and amortization	466,108	405,737

	847,425	825,885
Other assets	22,555	22,650

Total assets	$1,989,849	$1,891,514

LIABILITIES
Current liabilities:
Current installments of long-term debt	$460	$429
Accounts payable	556,968	533,345
Accrued expenses and other current liabilities	252,575	238,911
Accrued federal and state income taxes	51,568	54,321
Closed store lease obligations due within one year	795	7,121

Total current liabilities	862,366	834,127

Long-term debt, less portion due within one year	2,737	3,196
Noncurrent closed store lease obligations	8,159	8,870
Other noncurrent liabilities	75,976	73,756
Deferred income taxes	24,632	32,398
Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744
Additional paid-in capital	31,277	37,827
Unearned compensation	(1,797)	(2,629)
Retained earnings	1,207,417	1,078,909
Treasury stock, at cost, 7,017,305 and 5,320,687 shares	(221,662)	(175,684)

Total stockholders’ equity	1,015,979	939,167

Total liabilities and stockholders’ equity	$1,989,849	$1,891,514

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$128,533	$114,401	$102,866
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit card claims	4,000	7,000	—
Gain on contingent lease obligations	(110)	(2,458)	(4,488)
Provision for store closing costs and asset impairment losses	527	6,025	3,468
Provision for lease accounting corrections	—	7,234	—
Cumulative effect of accounting principle changes	—	—	1,253
Depreciation and amortization of property	103,807	98,900	87,050
Loss on property disposals	952	502	1,154
Other noncash items (net)	2,185	1,568	903
Deferred income taxes	(6,906)	(8,109)	22,917
Tax benefit from exercise of stock options	4,119	4,343	999
Increase (decrease) in cash due to changes in:
Accounts receivable	(14,143)	(8,370)	(15,543)
Merchandise inventories	(53,528)	(50,380)	(77,827)
Prepaid expenses	1,727	2,718	(3,614)
Other assets	(45)	194	(466)
Accounts payable	30,587	38,018	71,059
Accrued expenses	7,138	20,645	26,146
Accrued income taxes	(2,752)	16,393	12,960
Closed store lease obligations	(7,441)	(7,100)	(33,061)
Other noncurrent liabilities	778	7,366	4,167

Net cash provided by operating activities	199,428	248,890	199,943

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(123,129)	(133,263)	(176,918)
Proceeds from property disposals	53	544	157
Purchase of marketable securities	(95,825)	(941,250)	(213,700)
Sale of marketable securities	120,625	916,450	213,700

Net cash used in investing activities	(98,276)	(157,519)	(176,761)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(428)	(400)	—
Cash dividends paid on preferred stock of subsidiary	(25)	(25)	(25)
Proceeds from issuance of common stock	16,105	12,871	7,489
Purchase of treasury stock	(73,234)	(45,318)	—
Changes in book overdrafts	(6,964)	(11,661)	15,391

Net cash provided by (used in) financing activities	(64,546)	(44,533)	22,855

Net increase in cash and cash equivalents	36,606	46,838	46,037
Cash and cash equivalents at beginning of year	125,558	78,720	32,683

Cash and cash equivalents at end of year	$162,164	$125,558	$78,720

Supplemental cash flow information:
Interest paid, net of capitalized interest	$465	$596	$166
Income taxes paid	91,734	63,145	26,990
Noncash financing and investing activities:
Treasury stock issued for compensation plans	$27,256	$35,373	$18,112
Debt assumed in connection with real estate purchase	—	—	4,025

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
	(In Thousands)
Balance, February 1, 2003	74,410	$744	$62,378	$(160)	$861,692	(5,126)	$(183,851)	$740,803
Net income	—	—	—	—	102,866	—	—	102,866
Issuance of common stock	—	—	(9,510)	(114)	—	505	18,112	8,488
Cash dividends on preferred stock of subsidiary	—	—	—	—	(25)	—	—	(25)
Compensation expense	—	—	—	89	—	—	—	89

Balance, January 31, 2004	74,410	744	52,868	(185)	964,533	(4,621)	(165,739)	852,221
Net income	—	—	—	—	114,401	—	—	114,401
Issuance of common stock	—	—	(15,041)	(3,116)	—	1,025	35,373	17,216
Cash dividends on preferred stock of subsidiary	—	—	—	—	(25)	—	—	(25)
Purchase of treasury stock	—	—	—	—	—	(1,725)	(45,318)	(45,318)
Compensation expense	—	—	—	672	—	—	—	672

Balance, January 29, 2005	74,410	744	37,827	(2,629)	1,078,909	(5,321)	(175,684)	939,167
Net income	—	—	—	—	128,533	—	—	128,533
Issuance of common stock	—	—	(6,550)	(482)	—	839	27,256	20,224
Cash dividends on preferred stock of subsidiary	—	—	—	—	(25)	—	—	(25)
Purchase of treasury stock	—	—	—	—	—	(2,535)	(73,234)	(73,234)
Compensation expense	—	—	—	1,314	—	—	—	1,314

Balance, January 28, 2006	74,410	$744	$31,277	$(1,797)	$1,207,417	(7,017)	$(221,662)	$1,015,979

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

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. The fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 each included 52 weeks.

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

Accounts Receivable

Accounts receivable consist primarily of credit card receivables and vendor rebates and allowances and are stated net of allowances for doubtful accounts of $879,000 at January 28, 2006 and $616,000 at January 29, 2005. The determination of the allowance for doubtful accounts is based on BJ’s historical experience applied to an aging of accounts and a review of individual accounts with a known potential for write-off.

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

Property and Equipment

Property is depreciated by use of the straight-line method for financial reporting purposes. Buildings are depreciated over 33 1/3 years. Leasehold costs and improvements are amortized over the required lease term (which includes renewal periods that are reasonably assured) or their estimated useful life, whichever is shorter. Leasehold costs and improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term are amortized over the term that includes the required lease term and renewal periods that are reasonably assured or their estimated useful life, whichever is shorter. Furniture, fixtures and equipment are depreciated over three to ten years. Interest related to the development of buildings is capitalized to the extent that debt is incurred during the construction period.

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

We recorded pretax asset impairment charges of $13,000 in 2005, $2,387,000 in 2004 and $2,342,000 in 2003 to write down leasehold improvements and certain fixtures and equipment to fair value at underperforming clubs that were projected to have future cash flow losses. The fair value of the assets was based primarily on past experience in disposing of similar assets. Asset impairment charges are included in selling, general and administrative expenses.

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

Vendor Rebates and Allowances

We receive various types of cash consideration from vendors, principally in the form of rebates based on purchasing or selling certain volumes of product; time-based rebates or allowances, which may include product placement allowances or exclusivity arrangements covering a predetermined period of time; price protection rebates and allowances for retail reductions on certain merchandise; and salvage allowances for product that is damaged, defective or becomes out-of-date. We recognize such vendor rebates and allowances based on a systematic and rational allocation of the cash consideration offered to the underlying transaction that results in progress by BJ’s toward earning the rebates and allowances, provided the amounts to be earned are probable and reasonably estimable. Otherwise, rebates and allowances are recognized only when predetermined milestones are met. We recognize product placement allowances as a reduction of cost of sales in the period in which we complete the arranged placement of the product. Time-based rebates or allowances are recognized as a reduction of cost of sales over the performance period on a straight-line basis. All other vendor rebates and allowances are realized as a reduction of cost of sales when the merchandise is sold or otherwise disposed.

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

Advertising Costs

Advertising costs generally consist of promoting new memberships and new store openings and also include during the holiday season television and radio advertising (some of which is vendor-funded). BJ’s expenses advertising costs as incurred. Advertising expenses were less than 0.40% of total sales in each of the last three years.

Legal Costs

Legal costs expected to be incurred in connection with a loss contingency are recognized at the same time that the loss contingency is recorded.

Stock-Based Compensation

As of January 28, 2006, we had two stock-based employee compensation plans, which are described more fully in Note H. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. We do include stock-based employee compensation cost for restricted stock in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(Dollars in Thousands except Per Share Amounts)
Net income, as reported	$128,533	$114,401	$102,866
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	800	412	55
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,515)	(7,725)	(4,439)

Pro forma net income	$119,818	$107,088	$98,482

Earnings per share:
Basic—as reported	$1.89	$1.64	$1.48

Basic—pro forma	$1.76	$1.54	$1.42

Diluted—as reported	$1.87	$1.63	$1.47

Diluted—pro forma	$1.74	$1.54	$1.42

Disclosures about Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents and marketable securities approximates fair value because of the short maturity of these instruments. The carrying amount of marketable securities approximates fair value because of their interest rate reset feature, which typically adjusts to market rates every 35 days.

The carrying amount of long-term debt, including current installments, was $3,197,000 and $3,625,000 as of January 28, 2006 and January 29, 2005, respectively. The fair value of this debt was $3,342,000 and $3,920,000 as of January 28, 2006 and January 29, 2005, respectively. Fair value was based on our estimate of current rates on debt with similar remaining maturities for companies with credit ratings similar to BJ’s.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued the following standards which become effective in 2006:

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

Through 2005, we accounted for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25. In accordance with that standard, no stock-based employee compensation cost for stock options has been reflected in our statements of income. In accordance with the provisions of the original SFAS No. 123, we have disclosed, on a pro forma basis, the effect on net income had we applied the provisions of that statement to stock-based employee compensation.

SFAS No. 123(R) requires us to recognize stock option expense in our statements of income beginning in the first fiscal quarter of 2006 and to estimate the effect of stock option forfeitures. (Through 2005, as permitted by the original SFAS No. 123, we have accounted for forfeitures as they occur.) In addition, SFAS 123(R) amends FASB Statement No. 95, “Statements of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

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

We estimate that stock option expense in 2006 will be approximately $10 to $12 million post-tax. The actual amount of stock option expense may vary materially from this estimate, due to certain factors, including number of options that will actually be issued, the timing of option grants, and the market price of our stock on the date of grant. We intend to apply the modified retrospective application transition method.

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

We will continue to follow the nominal vesting period approach for any new awards granted prior to adopting SFAS 123(R) and for the remaining portion of unvested outstanding awards. Upon adopting SFAS 123(R), we will apply the non-substantive vesting approach described in paragraphs A57-58 of SFAS 123(R) to new grants that have retirement eligibility provisions. Applying the non-substantive vesting approach instead of the nominal vesting approach would have increased post-tax stock option expense by approximately $1.2 million in 2005, $1.0 million in 2004 and $0.8 million in 2003.

•	Statement of Financial Accounting Standards No. 151, “Inventory Costs,” amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. The provisions of SFAS No. 151 become effective for BJ’s at the beginning of 2006. We believe that the adoption of SFAS No. 151 will not have a material effect on our results of operations, financial position or cash flows.

•	SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and SFAS No. 3,” requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to do so. When it is impracticable to determine the effect on all prior periods, this statement requires that the new principle be applied to the earliest period practicable. This statement carries forward without change the guidance in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimates. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning in 2006. We expect that adoption of SFAS No. 154 will not have a material impact on our financial statements.

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

The following is a summary of activity relating to our liability for asset retirement obligations:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(Dollars in Thousands)
Balance, beginning of year	$10,640	$9,683	$—
Liabilities incurred during year	711	302	9,110	*
Accretion expense	731	655	573

Balance, end of year	$12,082	$10,640	$9,683

*	Includes $8,103,000 of liabilities recorded in connection with adopting SFAS No.143.

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

House2Home filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code on November 7, 2001. In 2001, we recorded a pretax charge of $105.0 million for our estimated loss associated with House2Home leases. On a post-tax basis, this charge was $63.0 million.

Based on our continuing evaluation of our remaining obligations and our success in settling liabilities for House2Home leases, we recorded pretax gains of $0.1 million in 2005, $2.7 million in 2004 and $5.5 million in 2003 to reduce our estimated liability related to House2Home contingent lease obligations.

On November 9, 2002, we closed both of our clubs in the Columbus, Ohio, market and an older non-prototypical club in North Dade, Florida. The operating results of these clubs are presented in discontinued operations in the statements of income for all periods presented. In 2002, we recorded pretax club closing costs of $21,387,000 ($12,832,000 post-tax) and pretax operating losses of $3,405,000 ($2,111,000 post-tax). There were no revenues after 2002.

In the second quarter of 2005, we settled the lease for one of the closed BJ’s clubs through a lump sum settlement. The settlement was consistent with the amount which we had reserved for this club. Loss from discontinued operations in 2005 consisted entirely of interest accretion charges of $514,000 pretax ($309,000 post-tax). In 2004, we made a lump sum payment to settle the lease for one of the clubs that closed in 2002. Based on the settlement and an evaluation of the status of the two remaining clubs, we recorded a pretax charge of $2,853,000 to increase our reserve for closed clubs. Including pretax accretion charges of $785,000, the pretax loss from discontinued operations totaled $3,638,000 in 2004. On a post-tax basis, this loss was $2,183,000. Loss from discontinued operations in 2003 consisted of pretax accretion charges of $946,000 and an increase in the reserves of $180,000 for the write-off of additional long-lived assets. On a post-tax basis, these charges amounted to $676,000.

The following is a summary of activity relating to our obligations for House2Home and BJ’s closed store leases:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(Dollars in Thousands)
Reserves for closed store liabilities, beginning of year	$15,991	$21,911	$58,334
Provision for increase (decrease) to reserves	(110)	203	(5,320)
Interest accretion charges	514	977	1,958
Cash payments	(7,441)	(7,100)	(33,061)

Reserves for closed store liabilities, end of year	$8,954	$15,991	$21,911

As of January 28, 2006, we have settled all 41 House2Home leases for which we were originally contingently liable, including lump sum settlements for 38 leases. The other three House2Home properties (for which we remain contingently liable) have been assigned to third parties. Two of the leases for the three BJ’s clubs closed in November 2002 have been settled. We have reserved a total of $8,954,000 associated with our obligations for the remaining lease as of January 28, 2006.

We believe that the liabilities recorded in the financial statements adequately provide for this lease obligation. However, there can be no assurance that our actual liability for the closed store obligation will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to this property. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $21 million at January 28, 2006.

D.    Debt

As of January 28, 2006, long-term debt, less the portion due within one year, consisted entirely of real estate debt, bearing interest at 7%, maturing through November 1, 2011. The real estate debt has a prepayment penalty. The aggregate maturities of long-term debt outstanding at January 28, 2006 were as follows:

Fiscal Years Ending	Dollars in Thousands
February 2, 2008	$493
January 31, 2009	529
January 30, 2010	567
January 29, 2011	608
Later years	540

Total	$2,737

Real estate debt was collateralized by land and buildings with a net book value of $9,826,000.

On April 28, 2005, we entered into a new $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The new agreement includes a $50 million sub-facility for letters of credit, of which $2.3 million was outstanding at January 28, 2006. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date of debt if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at January 28, 2006.

In addition to the credit agreement, we maintain a separate $62 million facility for letters of credit, primarily to support the purchase of inventories, of which $36.6 million was outstanding at January 28, 2006, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on September 30, 2006.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at January 28, 2006 and January 29, 2005.

E.    Commitments and Contingencies

We are obligated under long-term leases for the rental of real estate. In addition, we are generally required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales in excess of certain amounts, or other factors. Many of our leases require escalating payments during the lease term. Rent expense for such leases is recognized on a straight-line basis over the lease term. The initial primary term of our real estate leases (excluding ground leases) ranges from 4 to 25 years. Most of these leases have an initial term of 20 years. The initial primary term of our ground leases ranges from 15 to 44 years, and averages approximately 25 years. As of January 28, 2006, we have options to renew all but one of our leases for periods that range from 5 to 50 years, and average approximately 21 years. Future minimum lease payments as of January 28, 2006 were:

Fiscal Years Ending	Dollars in Thousands
February 3, 2007	$129,550
February 2, 2008	133,459
January 31, 2009	136,661
January 30, 2010	139,137
January 29, 2011	137,408
Later years	1,570,871

Total	$2,247,086

We corrected our methods of accounting related to the timing of rent expense recognition at our leased locations, and for recognizing rent expenses for certain of our ground leases, in the fourth quarter of 2004. As a result of these changes, we recorded cumulative, non-cash charges of $5.8 million to begin recognizing rent expenses when we take possession of our clubs, and $1.4 million to adjust rent for our ground leases, in the fourth quarter of 2004. Of the $7.2 million recorded for these charges, $475,000 was related to 2004 and the remainder is related to prior years. The effect of this adjustment was to increase preopening expenses by $8.2 million and to decrease cost of sales, including buying and occupancy costs, by $1.0 million. See “Summary of Accounting Policies – Property and Equipment and Rent Expenses” for additional information.

Financial results for prior periods were not restated due to the immateriality of these issues to the results of operations and statements of financial position for the current year and each prior year. These charges will not affect historical or future cash flows, nor will they affect the timing or amounts of payments for the related leases.

The payments above do not include future payments due under the lease for one BJ’s club which was closed in November 2002. Rent liabilities for the closed club is included in the balance sheet (see Note C for additional information).

Rental expense under operating leases (including contingent rentals, which were not material) amounted to $120,197,000, $114,984,000 and $102,735,000 in 2005, 2004 and 2003, respectively. Rental expense in 2004 included corrections to our accounting for leases of $7.2 million, $6.7 million of which was related to prior years.

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

During 2005, we received pretax recoveries on account of our House2Home bankruptcy claims of $4.4 million. These recoveries are recorded in gain on contingent lease obligations in the statement of income. On a post-tax basis, these gains totaled $3.0 million.

During 2004, we received pretax recoveries on account of our House2Home bankruptcy claims totaling $7.0 million, including a payment of $2.5 million to settle our claim against the Indenture Trustee for House2Home’s Convertible Subordinated Notes. We have no further claims against the Indenture Trustee. These recoveries are also included in gain on contingent lease obligations in the statements of income. On a post-tax basis these gains totaled $4.6 million.

In March 2006, we received bankruptcy recoveries of $3.1 million on account of our House2Home bankruptcy claims. On a post-tax basis, these gains were $2.1 million. The Bankruptcy Court has closed our case and we do not expect to receive further payments on our claims. The recoveries that we received in March 2006 will be recorded in the first quarter of the fiscal year ending February 3, 2007.

As permitted by Delaware law, BJ’s has entered into agreements whereby it indemnifies its directors and officers for certain events or occurrences while the director or officer is or was serving, at the Company’s request, in such capacity. The maximum potential amount of future payments that BJ’s could be required to make under these agreements is not limited. However, BJ’s carries directors’ and officers’ insurance that covers its exposure up to certain limits. As a result of our insurance coverage, we believe that the estimated fair value of our indemnification agreements with directors and officers is minimal. No liabilities have been recorded for these agreements as of January 28, 2006.

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

In 2005, we recorded additional charges of $4.0 million ($2.4 million post-tax) to increase our reserve. These charges were driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. As of January 28, 2006, the balance in the reserve was $4.5 million, which represented our best estimate of the remaining cost and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

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

As of March 31, 2006, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on our consolidated financial position or liquidity.

G.    Capital Stock

During 2005, the Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock in addition to the $400 million previously authorized. We repurchased 2,535,600 shares of our common stock for $73,233,898 in 2005 and 1,725,200 shares for $45,318,000 in 2004. We did not repurchase any stock in 2003. As of January 28, 2006, the Company’s remaining repurchase authorization was $71,905,000.

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

In December 1997, one of BJ’s subsidiaries issued 126 shares of non-voting preferred stock to individual stockholders at $2,200 per share. These shares are each entitled to receive ongoing annual dividends of $200 per share. The minority interest in this subsidiary is equal to the preferred shares’ preference in an involuntary liquidation of $277,200 and is included in other noncurrent liabilities in our consolidated balance sheets at January 28, 2006 and January 29, 2005.

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

As of January 28, 2006 and January 29, 2005, respectively, 1,896,691 and 2,763,385 shares were reserved for all future stock awards under BJ’s stock incentive plans. As of January 28, 2006 and January 29, 2005, respectively, of the total shares reserved, a maximum of 847,000 and 862,500 shares were reserved for awards other than options and stock appreciation rights, and a maximum of 220,000 and 255,000 shares were reserved for awards for non-employee directors.

We apply APB 25 and related Interpretations in accounting for our stock-based compensation. Total pretax compensation cost recognized in the statements of income for stock-based employee compensation awards was $1,314,000 in 2005, $672,000 in 2004 and $89,000 in 2003, and consisted entirely of restricted stock expense, which is charged to income ratably over the periods during which the restrictions lapse. 23,000 shares of restricted stock were issued in 2005 at a weighted-average grant date value of $29.28; 137,500 shares of restricted stock were issued in 2004 at a weighted-average grant date value of $22.66; and 5,000 shares of restricted stock were issued in 2003 at a weighted-average grant date value of $22.82. Restricted shares granted in the last three years were issued at no cost and have a service condition only. 7,500 restricted shares were returned to the Company’s treasury in 2005. No compensation cost has been recognized under APB 25 for BJ’s stock options because the exercise price equaled the market price of the underlying stock on the date of grant.

The table that follows illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock- Based Compensation,” to stock-based employee compensation, including stock options. The fair value for stock options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.73%, 3.46% and 2.95%, in 2005, 2004 and 2003, respectively; volatility factor of the expected market price of BJ’s common stock of .38 in 2005 and .46 in 2004 and 2003; and expected life of the options of 5 years in 2005, 4.9 years in 2004 and 4.6 years in 2003. No dividends were expected. The weighted-average fair value of options granted was $11.67 in 2005, $11.18 in 2004, and $9.37 in 2003. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period and forfeitures are recognized when they occur.

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(Dollars in Thousands except Per Share Amounts)
Net income, as reported	$128,533	$114,401	$102,866
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	800	412	55
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,515)	(7,725)	(4,439)

Pro forma net income	$119,818	$107,088	$98,482

Earnings per share:
Basic—as reported	$1.89	$1.64	$1.48

Basic—pro forma	$1.76	$1.54	$1.42

Diluted—as reported	$1.87	$1.63	$1.47

Diluted—pro forma	$1.74	$1.54	$1.42

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

Presented below is a summary of the status of stock option activity and weighted-average exercise prices for the last three fiscal years (number of options in thousands):

	Fiscal Year Ended
	January 28, 2006		January 29, 2005		January 31, 2004
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of year	6,701	$24.37	6,030	$22.75	5,791	$26.03
Granted	1,442	29.92	1,718	25.40	2,354	22.30
Exercised	(824)	19.56	(888)	14.50	(500)	14.98
Forfeited	(591)	31.57	(159)	29.12	(1,615)	36.28

Outstanding, end of year	6,728	25.52	6,701	24.37	6,030	22.75

Exercisable, end of year	3,116	25.09	3,045	25.13	2,599	21.82

Additional information related to stock options outstanding at January 28, 2006 is presented below (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (yrs.)	Number Exercisable	Weighted- Average Exercise Price
$ 9.45 - $14.39	132	$11.04	1.4	123	$10.77
$15.01 - $22.33	1,094	17.40	5.5	563	17.36
$22.82 - $31.40	5,064	26.46	7.8	1,992	25.05
$37.06 - $47.60	438	39.22	4.9	438	39.22

$ 9.45 - $47.60	6,728	25.52	7.1	3,116	25.09

I.    Earnings Per Share

The following details the calculation of earnings per share for the last three fiscal years:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(Dollars in Thousands except Per Share Amounts)
Income from continuing operations	$128,842	$116,584	$104,795
Less: Preferred stock dividends	25	25	25

Income available to common stockholders	$128,817	$116,559	$104,770

Weighted-average number of common shares outstanding, used for basic computation	68,005,849	69,580,978	69,521,408
Plus: Incremental shares from conversion of stock options and restricted stock	749,622	550,675	293,612

Weighted-average number of common and dilutive potential common shares outstanding	68,755,471	70,131,653	69,815,020

Basic earnings per share	$1.89	$1.68	$1.51

Diluted earnings per share	$1.87	$1.66	$1.50

Options to purchase 1,789,700 shares at a weighted-average exercise price of $32.39, 1,860,650 shares at a weighted-average exercise price of $31.70 and 3,959,448 shares at a weighted-average exercise price of $27.15 were outstanding at January 28, 2006, January 29, 2005 and January 31, 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the years then ended.

J.    Income Taxes

The provision for income taxes includes the following:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(Dollars in Thousands)
Federal:
Current	$73,652	$63,228	$33,325
Deferred	(7,594)	(4,090)	21,224
State:
Current	14,415	12,754	6,627
Deferred	1,602	(463)	915

Total income tax provision	$82,075	$71,429	$62,091

Components of income tax provision:
Continuing operations	$82,281	$72,884	$63,318
Discontinued operations	(206)	(1,455)	(451)
Cumulative effect of accounting changes	—	—	(776)

	$82,075	$71,429	$62,091

The following is a reconciliation of the statutory federal income tax rates and the effective income tax rates:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(Dollars in Thousands)
Statutory federal income tax rates	35%	35%	35%
State income taxes, net of federal tax benefit	5	3	3
Other	(1)	—	—

Effective income tax rates	39%	38%	38%

Significant components of the Company’s deferred tax assets and liabilities as of January 28, 2006 and January 29, 2005 were as follows:

	January 28, 2006	January 29, 2005
	(Dollars in Thousands)
Deferred tax assets:
Closed store lease obligations	$3,582	$6,353
Self-insurance reserves	15,013	14,391
Rental step liabilities	6,545	9,177
Compensation and benefits	11,741	10,834
Other	27,543	22,627

Total deferred tax assets	64,424	63,382

Deferred tax liabilities:
Accelerated depreciation—property	56,173	62,634
Property taxes	4,355	3,849
Other	3,723	3,632

Total deferred tax liabilities	64,251	70,115

Net deferred tax assets (liabilities)	$173	$(6,733)

We have not established a valuation allowance because our deferred tax assets can be utilized by offsetting deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on our historical earnings record and projected future earnings.

K.    Retirement Plans

Under BJ’s 401(k) Savings plans, participating employees may make pretax contributions up to 50% of covered compensation, subject to statutory limits. BJ’s matches employee contributions at 100% of the first one percent of covered compensation and 50% of the next four percent. The Company’s expense under these plans was $4,903,000, $4,177,000 and $3,555,000 in 2005, 2004 and 2003, respectively.

We have a non-contributory defined contribution retirement plan for certain key employees. Under this plan, BJ’s funds annual retirement contributions for the designated participants on an after-tax basis. For the last three years, the Company’s contributions equaled 5% of the participants’ base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four years of service. Our pretax expense under this plan was $1,565,000, $1,441,000 and $1,179,000 in 2005, 2004 and 2003, respectively.

L.    Postretirement Medical Benefits

We have a defined benefit postretirement medical plan which covers employees and their spouses who retire after age 55 with at least 10 years of service, who are not eligible for Medicare, and who participated in a Company-sponsored medical plan. Amounts contributed by retired employees under this plan are based on years of service prior to retirement. The plan is not funded. The discount rates presented in the tables below were selected by referencing yields on high quality corporate bonds, including Moody’s Aa Corporate Bond Rate and the Citigroup Pension Yield Curve.

Net periodic postretirement medical benefit cost included the following components:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(Dollars in Thousands)
Service cost	$542	$420	$371
Interest cost	250	213	166
Amortization of unrecognized loss	85	60	35

Net periodic postretirement benefit cost	$877	$693	$572

Discount rate used to determine cost	5.50%	6.00%	6.25%

The following table sets forth the funded status of BJ’s postretirement medical plan and the amount recognized in the balance sheets at January 28, 2006 and January 29, 2005:

	January 28, 2006	January 29, 2005
	(Dollars in Thousands)
Unfunded accumulated postretirement benefit obligation (APBO)	$5,352	$4,346
Unrecognized net loss	(1,200)	(1,037)

Accrued postretirement benefit cost included in balance sheets	$4,152	$3,309

Discount rate used to value APBO	5.50%	5.50%
Weighted-average health care cost trend rate for valuing year-end obligations:
Initial trend rate	9.00%	10.00%
Ultimate trend rate	5.00%	5.00%
Year ultimate trend rate to be attained	2010	2010

The following tables present reconciliations of the APBO and plan assets for the fiscal years ended January 28, 2006 and January 29, 2005:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005
	(Dollars in Thousands)
Reconciliation of APBO:
APBO at beginning of year	$4,346	$3,548
Service cost	542	420
Interest cost	250	213
Contributions by plan participants	26	19
Actuarial losses	248	166
Benefits paid	(60)	(20)

APBO at end of year	$5,352	$4,346

Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	34	2
Contributions by plan participants	26	19
Benefits paid	(60)	(21)

Fair value of plan assets at end of year	$—	$—

The following table sets forth the impact of changes in the assumed health care cost trend rates for the fiscal year ended January 28, 2006:

Dollars in Thousands
Impact of 1% increase in health care cost trend on:
Aggregate of service and interest costs	$89
APBO at end of year	520
Impact of 1% decrease in health care cost trend on:
Aggregate of service and interest costs	$(79)
APBO at end of year	(467)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year Ending	Dollars in Thousands
February 3, 2007	$55
February 2, 2008	84
January 31, 2009	112
January 30, 2010	138
January 29, 2011	190
Fiscal years ending January 2012-2016	1,729

M.    Interest

The following details the components of interest income (expense), net for the last three fiscal years:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(Dollars in Thousands)
Interest income	$3,340	$1,638	$341
Capitalized interest	142	40	328
Interest expense on debt	(740)	(875)	(743)

Interest income (expense), net	$2,742	$803	$(74)

N.    VISA/MasterCard Settlement

In April 2003, a settlement was reached in the VISA/MasterCard antitrust class action litigation. The terms of the settlement require VISA and MasterCard to pay $3.05 billion into a settlement fund that will be distributed to class members. We are a member of the class and are entitled to a portion of the fund. During the third quarter of 2005, we received a settlement offer related to the distribution of the fund. Based upon information contained in the settlement offer, we recorded a $3.1 million pretax estimated recovery as a reduction to selling, general and administrative expenses. On a post-tax basis, this recovery was $1.9 million.

O.    Accounts Payable

Our banking arrangements provide for the daily replenishment of vendor payable bank accounts as checks are presented. The balances of checks outstanding in these bank accounts totaling $77,357,000 at January 28, 2006 and $84,321,000 at January 29, 2005, which represent book overdrafts, are included in accounts payable on the balance sheets and the changes in these balances are reflected in financing activities in the statements of cash flows.

P.    Accrued Expenses and Other Current Liabilities

The major components of accrued expenses and other current liabilities are as follows:

	January 28, 2006	January 29, 2005
	(Dollars in Thousands)
Employee compensation	$43,013	$36,543
Deferred membership fee income	68,398	66,112
Sales and use taxes, self-insurance reserves, rent, utilities, advertising and other	141,164	136,256

	$252,575	$238,911

The following table summarizes membership fee activity for each of the last three fiscal years:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(Dollars in Thousands)
Deferred membership fee income, beginning of year	$66,112	$60,868	$56,251
Cash received from members	152,300	144,686	128,842
Revenue recognized in earnings	(150,014)	(139,442)	(124,225)

Deferred membership fee income, end of year	$68,398	$66,112	$60,868

Q.    Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Thousands except Per Share Amounts)
Fiscal year ended January 28, 2006 (b):
Net sales	$1,768,789	$1,981,593	$1,922,181	$2,111,386
Total revenues	1,809,550	2,022,538	1,964,328	2,153,518
Gross earnings (a)	173,569	206,060	195,319	251,293
Net income	18,623	30,453	27,815	51,642
Per common share, diluted	0.27	0.44	0.41	0.76

Fiscal year ended January 29, 2005 (c):
Net sales	$1,610,958	$1,839,988	$1,758,215	$2,011,078
Total revenues	1,647,624	1,878,269	1,797,687	2,051,721
Gross earnings (a)	150,024	185,510	178,607	243,665
Net income	16,118	27,999	23,239	47,045
Per common share, diluted	0.23	0.40	0.33	0.67

(a)	Gross earnings equals total revenues less cost of sales, including buying and occupancy costs.

(b)	In the fiscal year ended January 28, 2006, net income included gains from House2Home bankruptcy recoveries of $2.9 million, or $.04 per diluted share, in the first quarter and $0.1 million in the third quarter; net income also included a gain of $0.1 million from the reduction of contingent lease obligations in the fourth quarter.

Also in the fiscal year ended January 28, 2006, net income included a first quarter loss of $1.8 million, or $.03 per diluted share, and a fourth quarter loss of $0.6 million, or $.01 per diluted share, to increase the Company’s reserve for claims for various credit card issuing banks. In the third quarter of the fiscal year ended January 28, 2006, net income included a gain of $1.9 million, or $.03 per diluted share, in connection with a settlement reached in the VISA/MasterCard settlement class action litigation.

(c)	In the fiscal year ended January 29, 2005, net income included gains from the reduction of contingent lease obligations (including House2Home bankruptcy recoveries) of $3.1 million, or $.04 per diluted share, in each of the second quarter and third quarter.

Also in the fiscal year ended January 29, 2005, net income included a second quarter loss of $3.6 million, or $.05 per diluted share, and a third quarter loss of $0.6 million, or $.01 per diluted share, to establish a reserve for claims by various credit card issuing banks. In the third quarter, net income also included a loss of $1.7 million, or $.02 per diluted share, in discontinued operations to increase the reserve for closed clubs. In the fourth quarter, net income included a loss of $4.3 million, or $.06 per diluted share, as a result of a correction of errors in accounting for certain of the Company’s leases. On a pretax basis, this loss was $7.2 million. See Note E for additional information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BJ’s Wholesale Club, Inc.:

We have completed integrated audits of BJ’s Wholesale Club, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of January 28, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of BJ’s Wholesale Club, Inc. and its subsidiaries at January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” on February 2, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of January 28, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/S/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

April 12, 2006

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

BJ’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of January 28, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s assessment of the effectiveness of its internal controls over financial reporting as of January 28, 2006 as stated in their report, which appears herein.

April 12, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 28, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of January 28, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended January 28, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 28, 2006 (the “Proxy Statement”). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference from the Proxy Statement under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Policies on Business Ethics and Conduct” and “Audit Committee.”

Website Availability of Corporate and Other Documents

The following documents are available on the Corporate Governance section of the Company’s website, www.bjs.com: corporate governance principles; charters of the Audit, Corporate Governance and Executive Compensation Committees; and the Statement on Commercial Bribery, Conflicts of Interest and Business Ethics. Stockholders can also request a copy of any of these documents by writing to the Corporate Secretary, BJ’s Wholesale Club, Inc., One Mercer Road, Natick, MA 01760. The Company intends to post on its website all disclosures that are required by law or NYSE listing standards concerning any amendments to, or waivers from, any provision of the Statement on Commercial Bribery, Conflicts of Interest and Business Ethics.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from the Proxy Statement under “Executive Compensation.” However, information under “Executive Compensation Committee Report on Executive Compensation” in the Proxy Statement is not so incorporated.

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

A. The Financial Statements filed as part of this report are listed and indexed on page 26. Schedules have been omitted because they are not applicable or the required information has been included elsewhere in this report.

B. Listed below are all Exhibits filed as part of this report.

Exhibit

No.	Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated By-Laws (5)
4.1	Amended and Restated Rights Agreement, dated as of November 17, 2003, between the Company and The Bank of New York (13)
4.2	Specimen Certificate of Common Stock, $.01 par value per share (4)
10.1	Separation and Distribution Agreement, dated as of July 10, 1997 between the Company and Waban Inc. (2)
10.2	Services Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (2)
10.3	Tax Sharing Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (2)
10.4	Employee Benefits Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (2)
10.5	2003 Amendment and Restatement of Management Incentive Plan* (11)
10.5a	Criteria for 2005 Awards under Management Incentive Plan* (17)
10.6	2003 Amendment and Restatement of Growth Incentive Plan* (12)
10.6a	Criteria for 2005-2007 Awards under Growth Incentive Plan* (17)
10.7	BJ’s Wholesale Club, Inc. Executive Retirement Plan, as amended* (7)
10.8	BJ’s Wholesale Club, Inc. 1997 Replacement Stock Incentive Plan* (3)
10.9	BJ’s Wholesale Club, Inc. 1997 Stock Incentive Plan, as amended through May 20, 2004* (15)
10.10	BJ’s Wholesale Club, Inc. General Deferred Compensation Plan* (3)
10.11	Employment Agreement, dated as of July 28, 1997 with Herbert J. Zarkin* (3)
10.11a	Amendment effective September 14, 2000 to July 28, 1997 Employment Agreement with Herbert J. Zarkin*(8)
10.11b	Second Amendment effective as of August 9, 2004 to July 28, 1997 Employment Agreement with Herbert J. Zarkin* (16)
10.11c	Nonstatutory Stock Option Agreement Granted under 1997 Stock Incentive Plan to Herbert J. Zarkin on August 9, 2004* (16)
10.11d	Restricted Stock Award under 1997 Stock Incentive Plan to Herbert J. Zarkin, effective August 9, 2004* (16)
10.12	Employment Agreement, dated as of July 28, 1997 with Frank D. Forward* (3)
10.13	Amendment dated as of February 4, 2004 to February 4, 1999 Change of Control Agreement between the Company and Frank D. Forward* (14)
10.14	Employment Agreement, dated as of July 28, 1997 with Michael T. Wedge* (3)
10.14a	Amendment dated as of September 9, 2002 to February 4, 1999 Change of Control Agreement between the Company and Michael T. Wedge* (9)

No.	Exhibit
10.15	Employment Agreement, dated as of December 1, 2000 with Edward F. Giles* (10)
10.16	Amendment dated as of February 4, 2004 to September 9, 2002 Change of Control Agreement between the Company and Edward F. Giles* (14)
10.17	Employment Agreement, dated as of February 6, 2003 with Kellye L. Walker* (14)
10.18	Employment Agreement, dated as of July 6, 2004 with Karen Stout* (18)
10.19	Change of Control Agreement, dated as of July 6, 2004 between the Company and Karen Stout* (18)
10.20	Employment Agreement, dated as of August 31, 2004 with Alison Gregg Corcoran*
10.20a	Change of Control Severance Agreement, dated as of September 21, 2005 with Alison Gregg Corcoran*
10.20b	First Amendment to Employment Agreement dated as of October 1, 2005 with Alison Gregg Corcoran*
10.21	Amended and Restated Form of Change of Control Severance Agreement between the Company and officers of the Company* (6)
10.22	Form of Indemnification Agreement between the Company and officers of the Company* (3)
10.23	BJ’s Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees, as amended* (7)
10.23a	Amendment dated as of February 4, 2004 to BJ’s Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees, as amended* (14)
10.24	Form of Nonstatutory Stock Option Agreement Granted under 1997 Stock Incentive Plan* (16)
10.25	Form of Restricted Stock Agreement under 1997 Stock Incentive Plan* (16)
10.26	Credit Agreement, dated April 28, 2005, among the Company and certain banks (19)
10.27	Indemnification Agreement, dated as of April 18, 1997, between the Company and The TJX Companies, Inc. (4)
10.28	Summary of Company’s Non-Employee Director Compensation*
10.29	Base Salaries of Executive Officers of the Company*
21.0	Subsidiaries of the Company
23.0	Consent of Independent Accountants
31.1	Chief Executive Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

*	Management contract or other compensatory plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8, (Commission File No. 333-31015)
(2)	Incorporated herein by reference to the Current Report on Form 8-K, dated July 28, 1997, of HomeBase, Inc. (Commission File No. 001-10259)
(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 26, 1997 (Commission File No. 001-13143)

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Commission File No. 333-25511)
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of April 7, 1999 (Commission File No. 001-13143)
(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 1999 (Commission File No. 001-13143)
(7)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (Commission File No. 001-13143)
(8)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2000 (Commission File No. 001-13143)
(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2002 (Commission File No. 001-13143)
(10)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (Commission File No. 001-13143)
(11)	Incorporated herein by reference to Appendix D of the Company’s Definitive Proxy Statement as filed on April 22, 2003 (Commission File No. 001-13143)
(12)	Incorporated herein by reference to Appendix E of the Company’s Definitive Proxy Statement as filed on April 22, 2003 (Commission File No. 001-13143)
(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003 (Commission File No. 001-13143)
(14)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (Commission File No. 001-13143)
(15)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004 (Commission File No. 001-13143)
(16)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004 (Commission File No. 001-13143)
(17)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated as of February 2, 2005 (Commission File No. 001-13143)
(18)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (Commission File No. 001-13143)
(19)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005 (Commission File No. 001-13143)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC.

Dated: April 12, 2006	/s/ MICHAEL T. WEDGE
Michael T. Wedge
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ MICHAEL T. WEDGE	/s/ HERBERT J. ZARKIN
Michael T. Wedge,	Herbert J. Zarkin,
Chief Executive Officer and Director (Principal Executive Officer)	Chairman of the Board and Director

/s/ FRANK D. FORWARD	/s/ S. JAMES COPPERSMITH
Frank D. Forward,	S. James Coppersmith,
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Director

/s/ PAUL DANOS	/s/ RONALD R. DION
Paul Danos,	Ronald R. Dion,
Director	Director

/s/ BERT N. MITCHELL	/s/ HELEN FRAME PETERS
Bert N. Mitchell,	Helen Frame Peters,
Director	Director

/s/ THOMAS J. SHIELDS	/s/ LORNE R. WAXLAX
Thomas J. Shields,	Lorne R. Waxlax,
Director	Director

Dated: April 12, 2006