Form 10-Q
period 2006-04-29
BJS WHOLESALE CLUB INC
filed 2006-06-08
CIK 1037461

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended April 29, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☒    Accelerated Filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares of the Registrant’s common stock outstanding as of May 27, 2006: 66,645,108

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
	(Dollars in Thousands except Per Share Amounts)
Net sales	$1,880,073	$1,768,789
Membership fees and other	42,488	40,761

Total revenues	1,922,561	1,809,550

Cost of sales, including buying and occupancy costs	1,739,029	1,635,981
Selling, general and administrative expenses	161,364	144,491
Provision for credit card claims	—	3,000
Preopening expenses	1,275	1,097

Operating income	20,893	24,981
Interest income, net	1,076	275
Gain on contingent lease obligations	3,119	4,277

Income from continuing operations before income taxes	25,088	29,533
Provision for income taxes	9,599	10,830

Income from continuing operations	15,489	18,703
Loss from discontinued operations, net of income tax benefit of $49 and $53	(73)	(80)

Net income	$15,416	$18,623

Basic earnings per common share:
Income from continuing operations	$0.23	$0.27
Loss from discontinued operations	—	—

Net income	$0.23	$0.27

Diluted earnings per common share:
Income from continuing operations	$0.23	$0.27
Loss from discontinued operations	—	—

Net income	$0.23	$0.27

Number of common shares for earnings per share computations:
Basic	67,214,677	68,824,698
Diluted	68,097,030	69,644,840

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 29, 2006	January 28, 2006	April 30, 2005
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$115,866	$162,164	$93,262
Accounts receivable	93,343	101,435	77,250
Merchandise inventories	857,133	813,270	780,795
Current deferred income taxes	25,234	24,805	25,303
Prepaid expenses	24,435	18,195	22,758

Total current assets	1,116,011	1,119,869	999,368

Property at cost:
Land and buildings	595,856	583,950	564,568
Leasehold costs and improvements	190,084	187,094	154,263
Furniture, fixtures and equipment	556,408	542,489	525,393

	1,342,348	1,313,533	1,244,224
Less: accumulated depreciation and amortization	492,744	466,108	431,888

	849,604	847,425	812,336
Other assets	23,332	22,555	23,496

Total assets	$1,988,947	$1,989,849	$1,835,200

LIABILITIES
Current liabilities:
Current installments of long-term debt	$468	$460	$436
Accounts payable	580,263	556,968	518,339
Accrued expenses and other current liabilities	228,939	252,575	219,101
Accrued federal and state income taxes	41,307	51,568	38,288
Closed store lease obligations due within one year	699	795	7,108

Total current liabilities	851,676	862,366	783,272

Long-term debt, less portion due within one year	2,616	2,737	3,084
Noncurrent closed store lease obligations	8,172	8,159	8,606
Other noncurrent liabilities	78,624	75,976	71,802
Deferred income taxes	22,940	24,632	31,360
Commitments and contingencies	—	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	30,552	31,277	33,631
Unearned compensation	—	(1,797)	(2,291)
Retained earnings	1,222,833	1,207,417	1,097,532
Treasury stock, at cost, 7,276,571 and 7,017,305 and 5,974,622 shares	(229,210)	(221,662)	(192,540)

Total stockholders’ equity	1,024,919	1,015,979	937,076

Total liabilities and stockholders’ equity	$1,988,947	$1,989,849	$1,835,200

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,416	$18,623
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit card claims	—	3,000
Provision for store closing costs	122	133
Depreciation and amortization of property	26,666	26,406
Loss on property disposals	118	58
Other noncash items (net)	247	254
Share-based compensation expense	4,044	338
Deferred income taxes	(2,121)	(676)
Tax benefit from exercise of stock options	—	2,801
Increase (decrease) in cash due to changes in:
Accounts receivable	8,092	10,042
Merchandise inventories	(43,863)	(21,053)
Prepaid expenses	(6,240)	(2,836)
Other assets	(797)	(926)
Accounts payable	12,946	(5,206)
Changes in book overdrafts	10,349	(9,800)
Accrued expenses	245	(4,533)
Accrued income taxes	(10,261)	(16,033)
Closed store lease obligations	(205)	(410)
Other noncurrent liabilities	560	(2,128)

Net cash provided by (used in) operating activities	15,318	(1,946)

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(50,990)	(31,243)
Proceeds from property disposals	7	51
Purchase of marketable securities	—	(95,825)
Sale of marketable securities	—	120,625

Net cash used in investing activities	(50,983)	(6,392)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit from exercise of stock options	1,681	—
Repayment of long-term debt	(113)	(105)
Proceeds from issuance of common stock	7,933	9,746
Purchase of treasury stock	(20,134)	(33,599)

Net cash used in financing activities	(10,633)	(23,958)

Net decrease in cash and cash equivalents	(46,298)	(32,296)
Cash and cash equivalents at beginning of year	162,164	125,558

Cash and cash equivalents at end of period	$115,866	$93,262

Noncash financing and investing activities:
Treasury stock issued for compensation plans	$12,586	$16,743
Addition of asset retirement costs	1,861	—

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
	(In Thousands)
Balance, January 29, 2005	74,410	$744	$37,827	$(2,629)	$1,078,909	(5,321)	$(175,684)	$939,167
Net income	—	—	—	—	18,623	—	—	18,623
Issuance of common stock	—	—	(4,196)	—	—	511	16,743	12,547
Purchase of treasury stock	—	—	—	—	—	(1,165)	(33,599)	(33,599)
Stock compensation expense	—	—	—	338	—	—	—	338

Balance, April 30, 2005	74,410	$744	$33,631	$(2,291)	$1,097,532	(5,975)	$(192,540)	$937,076

Balance, January 28, 2006	74,410	$744	$31,277	$(1,797)	$1,207,417	(7,017)	$(221,662)	$1,015,979
Net income	—	—	—	—	15,416	—	—	15,416
Issuance of common stock	—	—	(2,972)	—	—	399	12,586	9,614
Purchase of treasury stock	—	—	—	—	—	(659)	(20,134)	(20,134)
Elimination of unearned compensation	—	—	(1,797)	1,797	—	—	—	—
Stock compensation expense	—	—	4,044	—	—	—	—	4,044

Balance, April 29, 2006	74,410	$744	$30,552	$—	$1,222,833	(7,277)	$(229,210)	$1,024,919

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for BJ’s Wholesale Club, Inc. (“BJ’s” or “the Company” or “we”) for the quarter ended April 29, 2006 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

2. The interim financial statements are unaudited and reflect all normal recurring adjustments we considered necessary for a fair statement of our financial statements in accordance with generally accepted accounting principles.

3. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

4. We adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (SFAS 123(R)) as of January 29, 2006, the beginning of this year’s first quarter. We used the modified prospective application (“MPA”) transition method in implementing the new standard. Under the MPA method we are recognizing share-based compensation cost for all awards granted on or after the adoption date and for any portion of awards granted before the adoption date that had not vested by the date we adopted SFAS 123(R). Measurement and attribution of compensation cost for those existing awards are based on the original grant-date fair value and the same attribution methods we used for pro forma disclosure under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) in prior years. As of the adoption date, we are discontinuing our past practice of recognizing forfeitures only as they occur, and during the remaining vesting period, we will estimate forfeitures for those earlier awards and will true up our estimates so that compensation cost is recognized only for awards that vest. We will evaluate the need to change our forfeiture estimates at the end of each quarter and will true up our estimates at the end of each fiscal year end. Because we are using the MPA method, we are not restating prior year financial statements.

In prior years the tax benefit from the exercise of stock options was presented in the operating activities section of our statements of cash flows. Effective with the adoption date of SFAS 123(R), such excess tax benefits are being classified in the financing activities section of the cash flow statement. Gross tax shortfalls are being classified in the operating activities section of the cash flow statement.

The effect of the change from applying the original provisions of SFAS 123 in the quarter ended April 29, 2006 was the following (dollars in thousands except per share amounts):

Increase (Decrease)
Income from continuing operations before income taxes	$(3,782)
Income from continuing operations	(2,239)
Net income	(2,239)
Cash flow from operating activities	(1,681)
Cash flow from financing activities	1,681
Earnings per share:
Basic	$(0.03)
Diluted	(0.03)

Under its 1997 Stock Incentive Plan, BJ’s has granted certain key employees and directors options to purchase common stock at prices equal to 100% of the market price on the grant date. These options, which generally expire ten years from the grant date, are generally exercisable 25% per year starting one year after the grant date. Options granted to non-employee directors expire ten years from the grant date, but are exercisable in three equal annual installments beginning on the first day of the month which includes the first anniversary of the date of grant. Our current stock options have a service condition only. The maximum number of shares of common stock issuable under this plan is 11,249,402 shares, plus shares subject to awards granted under the BJ’s Wholesale Club, Inc. 1997 Replacement Stock Incentive Plan (the “Replacement Plan”) which are not actually issued because such awards expire or are canceled. Under the Replacement Plan, BJ’s employees who held Waban Inc. stock options and restricted stock were granted replacement BJ’s options and restricted stock, which preserved the same inherent value, vesting terms and expiration dates as the Waban awards they replaced in connection with the BJ’s spin-off from Waban in 1997. No new options could be granted under the Replacement Plan after January 28, 1998.

The maximum number of shares issuable under the 1997 Stock Incentive Plan includes certain sub-limits approved for awards from and after the date of BJ’s 2004 Annual Meeting of Stockholders, including a limit of 1,000,000 shares with respect to awards other than options and stock appreciation rights and a limit of 300,000 shares with respect to awards granted to non-employee directors. The 1997 Stock Incentive Plan, as amended, has been approved by BJ’s stockholders and all share-based compensation awards are granted under this plan.

It has been our policy to issue treasury shares upon option exercises and upon issuance of restricted shares. We plan to continue to repurchase our stock over the next year and expect that treasury shares will be issued in connection with stock option exercises and restricted stock awards during that period.

Prior to this year’s first quarter we accounted for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost for stock options was reflected in net income, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. We did include stock-based employee compensation cost for restricted stock in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in last year’s first quarter (dollars in thousands except per share amounts):

Thirteen Weeks Ended April 30, 2005
Net income, as reported	$18,623
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	205
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,158)

Pro forma net income	$16,670

Earnings per share:
Basic - as reported	$0.27

Basic - pro forma	$0.24

Diluted - as reported	$0.27

Diluted - pro forma	$0.24

Most of BJ’s stock option awards specify that eligible participants whose employment terminates on or after their normal retirement date (as defined) may exercise options within the period of one year following their termination. Shares shall continue to become exercisable during this period in accordance with the stock option agreement. Notwithstanding the foregoing, options shall in no event be exercisable after the final exercise date. For pro forma reporting purposes under SFAS No. 123, we recognized compensation cost for this type of arrangement over the nominal vesting period (the “nominal vesting period approach”). Issue 19 of Emerging Issues Task Force Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB 25 and FIN 44,” (EITF 00-23) and paragraph 27 of SFAS 123 specify that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”).

We will continue to follow the nominal vesting period approach for the remaining portion of unvested outstanding awards granted prior to adopting SFAS 123(R). Upon adopting SFAS 123(R), we are applying the non-substantive vesting approach described in paragraphs A57-58 of SFAS 123(R) to new grants that have retirement eligibility provisions. Applying the non-substantive vesting approach instead of the nominal vesting approach would have increased post-tax stock option expense by approximately $0.3 million in last year’s first quarter. The effect on this year’s first quarter would not be material.

Our pro forma disclosures did not include capitalized stock-based compensation costs because such amounts were not material.

Total share-based compensation recognized in the financial statements was $4.0 million ($2.4 million post-tax) in the quarter ended April 29, 2006 and $0.3 million ($0.2 million post-tax) in the quarter ended April 30, 2005. On a pro forma basis, total share-based compensation in the quarter ended April 30, 2005 was $3.6 million ($2.2 million post-tax).

The fair value of BJ’s stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions (no dividends were expected):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Risk-free interest rate	4.60%	3.73%
Expected volatility factor	37.5%	44.0%
Expected option life (yrs.)	5.0	5.0
Weighted-average grant-date fair value	$12.48	$12.64

Expected volatility for the quarter ended April 29, 2006 was based on a combination of implied volatility from traded options on our stock, historical volatility of our stock and a review of peer companies. Approximately 75% of our overall volatility assumption was based on a review of BJ’s daily stock price volatility over the last five years. The remaining 25% was based on the implied volatility of near at-the-money exchange-traded options. Expected volatility for the quarter ended April 30, 2005 was based on historical volatility of our stock and a review of peer companies. We use historical data to estimate option exercise and employee termination behavior within the valuation model. The expected option life represents an estimate of the period of time options are expected to remain outstanding based upon historical option exercise trends. The risk-free rate is for periods within the expected life of the option and is based on the U.S. Treasury yield curve in effect at the time of the grant.

Presented below is a summary of the status of stock option activity and weighted-average exercise prices for the quarter ended April 29, 2006 (number of options in thousands):

	Thirteen Weeks Ended
	April 29, 2006
	Options	Exercise Price
Outstanding, beginning of year	6,728	$25.52
Granted	24	30.83
Exercised	(386)	20.50
Forfeited	(73)	27.68

Outstanding, end of period	6,293	25.82

Exercisable, end of period	2,732	25.71

The total intrinsic value of options exercised was $4.1 million and $7.0 million in the quarters ended April 29, 2006 and April 30, 2005, respectively.

Presented below is information regarding stock options outstanding that are expected to vest and stock options outstanding that are exercisable at April 29, 2006. Options outstanding expected to vest represent 3.6 million nonvested options, less anticipated forfeitures (amounts of options and aggregate intrinsic value are in thousands):

	Options	Aggregate Intrinsic Value	Weighted- Average Remaining Contract Life	Weighted- Average Exercise Price
Options outstanding expected to vest	3,315	$15,856	8.0 years	$25.84
Options exercisable	2,732	17,186	5.6 years	25.71

Presented below is a summary of our nonvested options and restricted shares and weighted-average grant-date fair values for the thirteen weeks ended April 29, 2006 (options and restricted shares in thousands):

	Options	Fair Value	Restricted Stock	Fair Value
Nonvested at beginning of year	3,612	$10.80	149	$23.37
Granted	24	12.48	19	30.78
Vested	(10)	9.03	(1)	32.13
Forfeited	(65)	11.48	(6)	23.73

Nonvested at end of period	3,561	$10.80	161	$24.20

The total fair value of stock options and restricted shares vested was $0.1 million during each of the first quarters ended April 29, 2006 and April 30, 2005. As of April 29, 2006, there was $30.5 million of total share-based compensation cost related to nonvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Restricted stock awards are issued at no cost to the recipients, and have service restrictions that generally lapse over three to four years from date of grant. Grant-date fair value of the award is charged to income ratably over the period during which the restrictions lapse.

A combined total of 19,000 and 1,500 restricted shares were issued in the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. 6,666 shares were forfeited during this year’s first quarter. No restricted shares were forfeited during last year’s first quarter. The weighted-average fair value per share of restricted stock granted was $30.78 in this year’s first quarter and $32.13 in last year’s first quarter.

5. The components of interest income, net were as follows (amounts in thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Interest income	$1,076	$509
Capitalized interest	167	—
Interest expense on debt	(167)	(234)

Interest income, net	$1,076	$275

6. The following details the calculation of earnings per share from continuing operations for the periods presented below (amounts in thousands except per share amounts):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Income from continuing operations	$15,489	$18,703

Weighted-average number of common shares outstanding, used for basic computation	67,215	68,825
Plus: Incremental shares from assumed exercise of stock options	882	820

Weighted-average number of common and dilutive potential common shares outstanding	68,097	69,645

Basic earnings per share	$0.23	$0.27

Diluted earnings per share	$0.23	$0.27

Options to purchase 628,080 shares at a weighted-average exercise price of $36.34 and 763,500 shares at a weighted-average exercise price of $37.49 were outstanding at April 29, 2006 and April 30, 2005, respectively, but were not included in the computation of diluted earnings per share because those options were antidilutive.

7. The following table summarizes activity relating to our obligations for House2Home, Inc. (“House2Home”) and BJ’s closed store leases:

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
	(Dollars in Thousands)
Reserves for closed store liabilities, beginning of year	$8,954	$15,991
Interest accretion charges	122	133
Cash payments	(205)	(410)

Reserves for closed store liabilities, end of period	$8,871	$15,714

As of April 29, 2006, we have settled all 41 House2Home leases for which we were originally contingently liable, including lump sum settlements for 38 leases. The other three House2Home properties (for which we remain contingently liable) have been assigned to third parties. Two of the leases for the three BJ’s clubs closed in November 2002 have been settled. We have reserved a total of $8,871,000 associated with our obligations for the remaining lease as of April 29, 2006.

We believe that the liabilities recorded in the financial statements adequately provide for this lease obligation. However, there can be no assurance that our actual liability for the closed store obligation will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to this property. We consider our maximum, reasonably possible, undiscounted pretax exposure for our closed store lease obligation to be approximately $21 million at April 29, 2006.

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

In 2004, we recorded charges of $7.0 million ($4.2 million post-tax) to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. In 2005, we recorded additional charges of $4.0 million ($2.4 million post-tax) to increase our reserve. The 2005 charges included $3.0 million ($1.8 million post-tax) in last year’s first quarter. These charges were driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. As of April 29, 2006, the balance in the reserve was $4.2 million, which represented our best estimate of the remaining costs and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of May 31, 2006, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

9. Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
	(Dollars in Thousands)
Service cost	$153	$135
Interest cost	73	63
Amortization of unrecognized loss	17	21

Net periodic benefit cost	$243	$219

10. We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at April 29, 2006. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at April 29, 2006.

In addition to the credit agreement, we maintain a separate $62 million facility for letters of credit, primarily to support the purchase of inventories, of which $36.2 million was outstanding at April 29, 2006, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on September 30, 2006. As of April 29, 2006, we also had a standalone letter of credit in the amount of $4.4 million outstanding, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at April 29, 2006 and April 30, 2005.

11. BJ’s filed proofs of claim against House2Home, Inc. for claims arising under certain agreements between BJ’s and House2Home in connection with the BJ’s spin-off from Waban Inc. in July 1997. These claims arose primarily from BJ’s indemnification of TJX with respect to TJX’s guarantee of House2Home leases and from the Tax Sharing Agreement dated July 28, 1997 between BJ’s and House2Home. House2Home and BJ’s have settled BJ’s claims against House2Home. As part of the settlement, BJ’s has been released of all claims that House2Home and its bankruptcy estate may have had against BJ’s.

In the quarter ended April 29, 2006, we received bankruptcy recoveries of $3.1 million on account of our House2Home bankruptcy claims. These recoveries are recorded in gain on contingent lease obligations in the statements of income. On a post-tax basis these gains were $2.1 million. The Bankruptcy Court has closed the House2Home case and we do not expect to receive further payments on our claims.

In the quarter ended April 30, 2005, we received pretax recoveries on account of our House2Home bankruptcy claims of $4.3 million. On a post-tax basis, these gains were $2.9 million.

12.	The Financial Accounting Standards Board (“FASB”) issued the following standard which became effective in 2006:

•	Statement of Financial Accounting Standards No. 151, “Inventory Costs,” (SFAS 151) amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. The provisions of SFAS 151 became effective for BJ’s at the beginning of the current fiscal year. We believe that the adoption of SFAS 151 did not have a material effect on our results of operations, financial position or cash flows.

13.	Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. In the statements of cash flows, we reclassified book overdrafts from cash flows from financing activities to cash flows from operating activities. Other such reclassifications had no material effect on the previously reported balance sheet, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Weeks (First Quarter) Ended April 29, 2006 versus Thirteen Weeks Ended April 30, 2005.

Critical Accounting Policies and Estimates

The preparation of our unaudited quarterly financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Some accounting policies have a significant impact on amounts reported in these financial statements. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006 in the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Share-Based Payment

As described in more detail in Note 4 to the consolidated financial statements, we adopted SFAS 123(R) at the beginning of the current fiscal year. SFAS 123(R) requires that the cost of our employee stock options and restricted stock awards is reflected in our financial statements based on the estimated fair value of the awards on the grant date. The cost of these awards will be recognized over the period during which the employee is required to provide service in exchange for the awards or the requisite service period, which is typically the vesting period.

In adopting SFAS 123(R) we elected the modified prospective application (MPA) transition method. In accordance with this method, we did not restate prior year financial statements. Prior to the beginning of this year’s first quarter, we accounted for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Under APB 25, no stock-based employee compensation cost for stock options was reflected in net income. We are disclosing the effect on net income and earnings per share for prior periods presented had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

We are estimating the fair value of our stock option awards using the Black-Scholes option pricing model. A discussion of the assumptions we used in applying the Black-Scholes model is contained in Note 4. Certain assumptions and inputs, particularly the market price on the grant date, the expected volatility of our stock and the expected option life, can have a significant effect on the fair value of options granted.

As permitted by SFAS 123(R), we have made a policy decision to employ straight-line attribution to recognize the cost of awards that have graded vesting features and service conditions only. Prior to the adoption of SFAS 123(R), we had used straight-line attribution to recognize stock option awards for pro forma reporting purposes and graded vesting attribution for restricted stock with graded vesting features and service conditions only.

It has been our policy to issue treasury shares upon option exercises and upon issuance of restricted stock. We plan to continue to repurchase our stock over the next year and expect that treasury shares will be issued in connection with stock option exercises and restricted stock awards during that period.

Results of Operations

Net sales for the quarter ended April 29, 2006 rose 6.3% to $1.88 billion from $1.77 billion reported in last year’s first quarter. This increase was due to the opening of new clubs and gasoline stations and to comparable club sales increases. The increase in comparable club sales represented approximately 32% of the increase in total net sales from the first quarter of 2005 to the first quarter of 2006. New clubs and gasoline stations accounted for the remainder of the increase. Food accounted for 61% of total food and general merchandise sales in this year’s first quarter versus 60% in last year’s first quarter.

Comparable club sales increased by 2.0% over last year in the first quarter, including a 1.4% contribution from gasoline sales, which rose significantly due to higher selling prices. On a comparable club basis, food sales increased by approximately 2% in this year’s first quarter and general merchandise sales decreased by approximately 1%. Food categories with strong comparable club sales increases included produce, paper products, soda and water, household chemicals and personal health. Comparable club sales of meat were weak. General merchandise categories with strong comparable club sales included electronics, televisions, sporting goods and residential furniture. Weaker general merchandise categories included apparel, computer equipment, DVD’s and office equipment.

Total revenues included membership fees of $39.0 million in this year’s first quarter versus $37.0 million in last year’s comparable period. This increase was due principally to the opening of new clubs and the $5 membership fee increase that became effective on January 1, 2006. Because members renew throughout the year and because membership fee income is amortized over the life of the membership, the full impact of the fee increase is spread over a two-year period.

Cost of sales (including buying and occupancy costs) was 92.50% of net sales in this year’s first quarter versus 92.49% in last year’s first quarter. Strong merchandise margin expansion was driven mainly by a higher penetration of private brands and fresh foods, and a reduction in our purchasing costs through continued improvement in global sourcing and e-sourcing. Merchandise margin increases were offset by the negative impact of lower gasoline margins combined with a higher penetration of gasoline sales, as well as an increase in buying and occupancy costs, particularly in utility costs.

Selling, general and administrative (“SG&A”) expenses were 8.58% of net sales in this year’s first quarter versus 8.17% in last year’s comparable period. This increase of 41 basis points was due primarily to stock option expense, which accounted for 19 basis points, and to an increase of 19 basis points in advertising expenses. Because we adopted SFAS 123(R) using the modified prospective application transition approach, no prior year stock option expense is recognized in the financial statements. The increase in advertising reflected a test of new marketing approaches intended to drive sales and traffic in our comparable clubs, as well as costs to support newly opened clubs.

Total SG&A expenses rose by $16.9 million from the first quarter of 2005 to the first quarter of 2006. Payroll and benefits accounted for 77% of all SG&A expenses in this year’s first quarter versus 78% last year. Major changes in SG&A expenses included increases in payroll and benefits of $11.3 million and advertising of $3.8 million, as discussed above.

Preopening expenses were $1.3 million in the first quarter this year compared with $1.1 million in last year’s first quarter. Two new clubs were opened in this year’s first quarter. One new club was opened in last year’s first quarter. An additional new club opened at the beginning of last year’s second quarter.

Interest income, net was $1.1 million in this year’s first quarter versus $0.3 million in last year’s first quarter. This change was due primarily to higher interest rates on invested cash.

During last year’s quarter ended April 30, 2005, we recorded a charge of $3.0 million to increase our reserve for credit card claims. This increase in the reserve was driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. See Note 8 of Notes to Consolidated Financial Statements for additional information.

In this year’s first quarter, we received bankruptcy recoveries of $3.1 million on account of our House2Home bankruptcy claims. These recoveries are recorded in gain on contingent lease obligations in the statements of income. On a post-tax basis these gains were $2.1 million. The Bankruptcy Court has closed the House2Home case and we do not expect to receive further payments on our claims. In last year’s first quarter, we received pretax recoveries on account of our House2Home bankruptcy claims of $4.3 million. On a post-tax basis, these gains were $2.9 million.

Our income tax provision was 38.3% of pretax income from continuing operations in the first quarter of 2005 versus 36.7% in last year’s first quarter. The lower tax provision rate in last year’s first quarter was due primarily to a favorable settlement of a state tax matter. For the full 2006 year, we expect our ongoing tax rate to be approximately 38.7%.

Income from continuing operations was $15.5 million, or $.23 per diluted share, in this year’s first quarter versus $18.7 million, or $.27 per diluted share, in last year’s comparable period. Loss from discontinued operations (net of income tax benefit) was $73,000 in this year’s first quarter versus $80,000 in last year’s comparable period, and consisted of interest accretion charges associated with a BJ’s club that closed in 2002.

Net income for the first quarter was $15.4 million, or $.23 per diluted share, this year versus $18.6 million, or $.27 per diluted share, last year. This year’s first quarter included post-tax income of $2.1 million from House2Home bankruptcy claims recoveries and post-tax expense of $2.4 million for share-based compensation. Last year’s first quarter included post-tax income of $2.9 million from House2Home bankruptcy claims recoveries and post-tax expenses of $1.8 million to increase the reserve for credit card claims and $0.2 million for share-based compensation.

The Company operated 165 BJ’s clubs and two ProFoods clubs on April 29, 2006 versus 156 BJ’s clubs and two ProFoods clubs on April 30, 2005.

Seasonality

Our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards

See Note 12 in Notes to Consolidated Financial Statements for a summary of recently issued standards.

Liquidity and Capital Resources

Net cash provided by operating activities was $15.3 million in the first quarter of 2006 versus net cash of $2.0 million used in last year’s comparable period. Merchandise inventories, net of accounts payable, increased by $30.9 million in the first three months of this year versus $26.3 million in last year’s comparable period. There was an increase in cash due to changes in book overdrafts of $10.3 million in this year’s first quarter versus a decrease in cash due to changes in book overdrafts of $9.8 million in last year’s first quarter. The ratio of accounts payable to merchandise inventories was 67.7% at the end of this year’s first quarter versus 66.4% at the end of last year’s first quarter.

Cash expended for property additions was $51.0 million in this year’s first quarter versus $31.2 million in last year’s comparable period. Our full-year capital expenditures are expected to total approximately $200 to $220 million in 2006, based on plans to open approximately 12 or 13 new clubs and approximately 12 gasoline stations. Two new clubs and one gasoline station were opened in this year’s first quarter. One new club was opened in last year’s first quarter. Planned capital expenditures in 2006 also include approximately $35 million associated with the relocation of our Franklin, Massachusetts, cross-dock facility to a new expanded facility in Uxbridge, Massachusetts, which we plan to open this summer. The timing of actual openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

On April 4, 2006, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s common stock. During the first quarter, we repurchased 658,500 shares of our common stock for $20.1 million. In last year’s first quarter we repurchased 1,164,900 shares of our common stock for $33.6 million. As of April 29, 2006, our remaining repurchase authorization was $151.8 million.

We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at April 29, 2006. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at April 29, 2006.

In addition to the credit agreement, we maintain a separate $62 million facility for letters of credit, primarily to support the purchase of inventories, of which $36.2 million was outstanding at April 29, 2006, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on September 30, 2006. As of April 29, 2006, we also had a standalone letter of credit in the amount of $4.4 million outstanding, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at April 29, 2006 and April 30, 2005.

Increases in merchandise inventories and accounts payable from April 30, 2005 to April 29, 2006 were due to the addition of new clubs, as well as a 3.9% increase in average inventory per club. Increases in merchandise inventories and accounts payable from January 28, 2006 to April 29, 2006 were due primarily to a 4.1% increase in average inventory per club. The increases in average inventory per club were due in part to higher levels of direct imports, which required us to book the inventory earlier than if we had purchased the inventory domestically. Additionally, we had higher levels of inventory in categories with strong sales trends, particularly televisions and furniture.

During the third quarter of 2002, we established reserves for our liability related to leases for three BJ’s clubs which closed on November 9, 2002. In 2004 and 2005, we made lump sum payments to settle the leases for two of the three closed clubs. Our reserve as of April 29, 2006 is based on the present value of our rent liability under the lease for the other remaining club, including real estate taxes and common area maintenance charges, reduced by estimated income from subleasing the property. We will continue to use an annual discount rate of 6% to calculate the present value of the obligation.

We believe that the liabilities recorded in the financial statements adequately provide for this lease obligation. However, there can be no assurance that our actual liability will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to this property. We consider our maximum, reasonably possible, undiscounted pretax exposure for our closed store lease obligation to be approximately $21 million at April 29, 2006.

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

In 2004, we recorded charges of $7.0 million ($4.2 million post-tax) to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. In 2005, we recorded additional charges of $4.0 million ($2.4 million post-tax) to increase our reserve. The 2005 charges included $3.0 million ($1.8 million post-tax) in last year’s first quarter. These charges were driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. As of April 29, 2006, the balance in the reserve was $4.2 million, which represented our best estimate of the remaining costs and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of May 31, 2006, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

Cash and cash equivalents totaled $115.9 million as of April 29, 2006. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of our credit agreement. However, we may from time to time seek to obtain additional financing.

Cautionary Note Regarding Forward-Looking Statements

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club and gas station openings, expected provision for income taxes, BJ’s reserve for credit and debit card claims, lease obligations in connection with a closed BJ’s club, and other information with respect to our plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, levels of customer demand, economic and weather conditions and state and local regulation in our markets; competitive conditions; our success in settling lease obligations for a closed club; our success in settling credit and debit card claims; and events which might cause our 1997 spin-off from Waban Inc. not to qualify for tax-free treatment. Each of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to market risk as of April 29, 2006 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at April 29, 2006. We have not used derivative financial instruments.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 29, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of April 29, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Except for changes needed to comply with the adoption of SFAS 123(R), no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

Discussions of the House2Home bankruptcy proceeding and the consumer credit and debit card matter appear in Part I of this Form 10-Q and are incorporated herein by reference.

Item 1A – Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I – Item 1A of BJ’s Annual Report on Form 10-K for the year ended January 28, 2006. There have been no material changes from the risk factors previously disclosed in BJ’s Annual Report on Form 10-K.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes our share repurchase activity in the quarter ended April 29, 2006:

Period 2006	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Amount that May Yet Be Purchased Under the Program
				(Dollars in Thousands)
Jan. 29 – Feb. 25	—	$—	—	$71,905
Feb. 26 – Apr. 1	235,800	30.93	235,800	64,612
Apr. 2 – Apr. 29	422,700	30.38	422,700	151,771	*

Total for the quarter	658,500	$30.58	658,500	$151,771

*	Additional increase of $100 million was authorized by the Board of Directors on April 4, 2006 and was publicly announced the next day.

We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; and additional increases of $100 million each in press releases dated September 26, 2001, August 20, 2002, March 1, 2005 and April 5, 2006. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through April 29, 2006, we repurchased approximately 14.7 million shares for a total of $448.2 million, leaving a remaining authorization of $151.8 million.

Item 6 - Exhibits

10.1	Criteria for Bonuses Payable to Executive Officers under Long-term Incentive Plan for Fiscal 2006-2008 and under Annual Incentive Plan for Fiscal 2006 and Executive Retirement Plan Contributions for Executive Officers for Fiscal 2005 (1)

31.1	Chief Executive Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Chief Financial Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Chief Executive Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated as of April 10, 2006 (Commission File No. 001-13143).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC.
(Registrant)

Date: June 8, 2006	/S/ MICHAEL T. WEDGE
Michael T. Wedge
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 8, 2006	/S/ FRANK D. FORWARD
Frank D. Forward
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)