Form 10-Q
period 2006-07-29
BJS WHOLESALE CLUB INC
filed 2006-09-06
CIK 1037461

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FORM 10-Q

For Quarter Ended July 29, 2006

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

The number of shares of the Registrant’s common stock outstanding as of August 26, 2006: 64,900,476

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	July 29, 2006	July 30, 2005
	(Dollars in Thousands except Per Share Amounts)
Net sales	$2,093,524	$1,981,593
Membership fees and other	43,381	40,945

Total revenues	2,136,905	2,022,538

Cost of sales, including buying and occupancy costs	1,926,922	1,816,478
Selling, general and administrative expenses	166,221	154,385
Preopening expenses	1,306	1,950

Operating income	42,456	49,725
Interest income, net	954	572

Income from continuing operations before income taxes	43,410	50,297
Provision for income taxes	16,936	19,767

Income from continuing operations	26,474	30,530
Loss from discontinued operations, net of income tax benefit of $48 and $51	(73)	(77)

Net income	$26,401	$30,453

Basic earnings per share:
Income from continuing operations	$0.40	$0.45
Loss from discontinued operations	—	—

Net income	$0.40	$0.45

Diluted earnings per share:
Income from continuing operations	$0.40	$0.44
Loss from discontinued operations	(0.01)	—

Net income	$0.39	$0.44

Number of common shares for earnings per share computations:
Basic	66,192,730	68,338,863
Diluted	66,952,101	69,140,923

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005
	(Dollars in Thousands except Per Share Amounts)
Net sales	$3,973,597	$3,750,382
Membership fees and other	85,869	81,706

Total revenues	4,059,466	3,832,088

Cost of sales, including buying and occupancy costs	3,665,951	3,452,459
Selling, general and administrative expenses	327,585	298,876
Provision for credit card claims	—	3,000
Preopening expenses	2,581	3,047

Operating income	63,349	74,706
Interest income, net	2,030	847
Gain on contingent lease obligations	3,119	4,277

Income from continuing operations before income taxes	68,498	79,830
Provision for income taxes	26,535	30,597

Income from continuing operations	41,963	49,233
Loss from discontinued operations, net of income tax benefit of $97 and $105	(146)	(157)

Net income	$41,817	$49,076

Basic earnings per common share:
Income from continuing operations	$0.63	$0.72
Loss from discontinued operations	—	—

Net income	$0.63	$0.72

Diluted earnings per common share:
Income from continuing operations	$0.62	$0.71
Loss from discontinued operations	—	—

Net income	$0.62	$0.71

Number of common shares for earnings per share computations:
Basic	66,703,704	66,581,905
Diluted	67,508,985	69,390,817

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 29, 2006	January 28, 2006	July 30, 2005
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$76,127	$162,164	$150,776
Marketable securities	37	—	—
Accounts receivable	90,694	101,435	81,803
Merchandise inventories	802,694	813,270	766,719
Current deferred income taxes	25,385	24,805	22,486
Prepaid expenses	17,272	18,195	19,597

Total current assets	1,012,209	1,119,869	1,041,381

Property at cost:
Land and buildings	617,665	583,950	566,613
Leasehold costs and improvements	191,511	187,094	157,708
Furniture, fixtures and equipment	565,834	542,489	534,850

	1,375,010	1,313,533	1,259,171
Less: accumulated depreciation and amortization	511,715	466,108	454,679

	863,295	847,425	804,492
Other assets	23,470	22,555	23,866

Total assets	$1,898,974	$1,989,849	$1,869,739

LIABILITIES
Current liabilities:
Current installments of long-term debt	$476	$460	$444
Accounts payable	525,296	556,968	548,142
Accrued expenses and other current liabilities	229,031	252,575	215,031
Accrued federal and state income taxes	32,740	51,568	32,528
Closed store lease obligations due within one year	712	795	959

Total current liabilities	788,255	862,366	797,104

Long-term debt, less portion due within one year	2,494	2,737	2,970
Noncurrent closed store lease obligations	7,989	8,159	8,498
Other noncurrent liabilities	77,119	75,976	72,983
Deferred income taxes	20,538	24,632	30,261
Commitments and contingencies	—	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	142,666	132,781	132,042
Unearned compensation	—	(1,797)	(2,126)
Retained earnings	1,136,369	1,105,913	1,028,117
Treasury stock, at cost, 9,026,114, 7,017,305 and 6,245,995 shares	(277,200)	(221,662)	(200,854)

Total stockholders’ equity	1,002,579	1,015,979	957,923

Total liabilities and stockholders’ equity	$1,898,974	$1,989,849	$1,869,739

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,817	$49,076
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit card claims	—	3,000
Provision for facility closing costs	1,646	262
Depreciation and amortization of property	52,953	52,507
Loss on property disposals	265	114
Other noncash items (net)	2,458	453
Share-based compensation expense	9,753	701
Deferred income taxes	(4,674)	1,042
Excess tax benefit from exercise of stock options	(912)	3,664
Increase (decrease) in cash due to changes in:
Accounts receivable	10,741	5,489
Merchandise inventories	10,576	(6,977)
Prepaid expenses	923	325
Other assets	(955)	(1,316)
Accounts payable	(24,785)	20,491
Changes in book overdrafts	(6,887)	(5,694)
Accrued expenses	1,194	(5,908)
Accrued income taxes	(18,828)	(21,793)
Closed store lease obligations	(496)	(6,796)
Other noncurrent liabilities	(1,176)	(1,530)

Net cash provided by operating activities	73,613	87,110

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(93,388)	(51,847)
Proceeds from property disposals	20	51
Purchase of marketable securities	(68)	(95,825)
Sale of marketable securities	—	120,625

Net cash used in investing activities	(93,436)	(26,996)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit from exercise of stock options	912	—
Repayment of long-term debt	(227)	(211)
Proceeds from issuance of common stock	8,479	13,923
Purchase of treasury stock	(75,378)	(48,608)

Net cash used in financing activities	(66,214)	(34,896)

Net increase (decrease) in cash and cash equivalents	(86,037)	25,218
Cash and cash equivalents at beginning of year	162,164	125,558

Cash and cash equivalents at end of period	$76,127	$150,776

Noncash financing and investing activities:
Treasury stock issued for compensation plans	$19,840	$23,438
Addition of asset retirement costs	1,861	404

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
			(In Thousands)
Balance, January 29, 2005	74,410	$744	$128,180	$(2,629)	$988,556	(5,321)	$(175,684)	$939,167
Net income	—	—	—	—	49,076	—	—	49,076
Issuance of common stock	—	—	3,862	(198)	(9,515)	719	23,438	17,587
Purchase of treasury stock	—	—	—	—	—	(1,644)	(48,608)	(48,608)
Stock compensation expense	—	—	—	701	—	—	—	701

Balance, July 30, 2005	74,410	$744	$132,042	$(2,126)	$1,028,117	(6,246)	$(200,854)	$957,923

Balance, January 28, 2006	74,410	$744	$132,781	$(1,797)	$1,105,913	(7,017)	$(221,662)	$1,015,979
Net income	—	—	—	—	41,817	—	—	41,817
Issuance of common stock	—	—	1,929	—	(11,361)	630	19,840	10,408
Purchase of treasury stock	—	—	—	—	—	(2,639)	(75,378)	(75,378)
Elimination of unearned compensation	—	—	(1,797)	1,797	—	—	—	—
Stock compensation expense	—	—	9,753	—	—	—	—	9,753

Balance, July 29, 2006	74,410	$744	$142,666	$—	$1,136,369	(9,026)	$(277,200)	$1,002,579

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for BJ’s Wholesale Club, Inc. (“BJ’s” or “the Company” or “we”) for the quarter and six months ended July 29, 2006 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

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

4. We adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (SFAS 123(R)) as of January 29, 2006, the beginning of this year’s first quarter. We used the modified prospective application (“MPA”) transition method in implementing the new standard. Under the MPA method we are recognizing share-based compensation cost for all awards granted on or after the adoption date and for any portion of awards granted before the adoption date that had not vested by the date we adopted SFAS 123(R). Measurement and attribution of compensation cost for those existing awards are based on the original grant-date fair value and the same attribution methods we used for pro forma disclosure under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) in prior years. As of the adoption date, we are discontinuing our past practice of recognizing forfeitures only as they occur, and during the remaining vesting period, we will estimate forfeitures for those earlier awards and will true up our estimates so that compensation cost is recognized only for awards that vest. We will evaluate the need to change our forfeiture estimates at the end of each quarter and will true up our estimates at the end of each fiscal year. Because we are using the MPA method, we are not restating prior year financial statements.

In prior years, the tax benefit from the exercise of stock options was presented in the operating activities section of our statements of cash flows. Effective with the adoption date of SFAS 123(R), such excess tax benefits are being classified in the financing activities section of the cash flow statement. Gross tax shortfalls are being classified in the operating activities section of the cash flow statement.

The effect of the change from applying the original provisions of SFAS 123 in the thirteen and twenty-six week periods ended July 29, 2006 was the following (dollars in thousands except per share amounts):

	Thirteen Weeks Ended July 29, 2006	Twenty-Six Weeks Ended July 29, 2006
Increase (decrease) in:
Income from continuing operations before income taxes	$(5,082)	$(8,864)
Income from continuing operations	(3,009)	(5,248)
Net income	(3,009)	(5,248)
Cash flow from operating activities	(248)	(1,929)
Cash flow from financing activities	248	1,929
Earnings per share:
Basic	$(0.05)	$(0.08)
Diluted	(0.04)	(0.08)

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

Prior to this year’s first quarter, we accounted for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost for stock options was reflected in net income, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. We did include stock-based employee compensation cost for restricted stock in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in last year’s second quarter and first six months:

	Thirteen Weeks Ended July 30, 2005	Twenty-Six Weeks Ended July 30, 2005
	(Dollars in Thousands except Per Share Amounts)
Net income, as reported	$30,453	$49,076
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	223	428
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,566)	(4,724)

Pro forma net income	$28,110	$44,780

Earnings per share:
Basic - as reported	$0.45	$0.72

Basic - pro forma	$0.41	$0.65

Diluted - as reported	$0.44	$0.71

Diluted - pro forma	$0.41	$0.65

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

We will continue to follow the nominal vesting period approach for the remaining portion of unvested outstanding awards granted prior to adopting SFAS 123(R). Upon adopting SFAS 123(R), we are applying the non-substantive vesting period approach described in paragraphs A57-58 of SFAS 123(R) to new grants that have retirement eligibility provisions. Applying the non-substantive vesting period approach instead of the nominal vesting period approach would have increased post-tax stock option expense by approximately $0.4 million in last year’s second quarter and approximately $0.8 million in last year’s first half, and would have decreased post-tax stock option expense by $0.2 million in this year’s second quarter and by $0.1 million in this year’s first half.

Our pro forma disclosures did not include capitalized stock-based compensation costs because such amounts were not material.

Total share-based compensation recognized in the financial statements was $5.7 million ($3.4 million post-tax) in the quarter ended July 29, 2006 and $0.4 million ($0.2 million post-tax) in the quarter ended July 30, 2005. For the year-to-date periods, total share-based compensation recognized in the financial statements was $9.8 million ($5.8 million post-tax) in the six-month period ended July 29, 2006 and $0.7 million ($0.4 million post-tax) in the six-month period ended July 30, 2005.

The fair value of BJ’s stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions (no dividends were expected):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Risk-free interest rate	4.76%	3.70%	4.76%	3.70%
Expected volatility factor	37.0%	37.5%	37.0%	37.5%
Expected option life (yrs.)	5.5	5.0	5.5	5.0
Weighted-average grant-date fair value	$12.59	$11.72	$12.59	$11.73

Expected volatility for the periods ended July 29, 2006 was based on a combination of implied volatility from traded options on our stock, historical volatility of our stock and, to a lesser extent, a review of peer companies. Approximately 75% of our overall volatility assumption was based on a review of BJ’s daily stock price volatility over the last five years. Approximately 25% was based on the implied volatility of near at-the-money exchange-traded options. Expected volatility for the periods ended July 30, 2005 was based on historical volatility of our stock and, to a lesser extent, a review of peer companies. We use historical data to estimate option exercise and employee termination behavior within the valuation model. The expected option life represents an estimate of the period of time options are expected to remain outstanding based upon historical option exercise trends. The risk-free rate is for periods within the expected life of the option and is based on the U.S. Treasury yield curve in effect at the time of the grant.

Presented below is a summary of the status of stock option activity and weighted-average exercise prices for the periods ended July 29, 2006 (number of options in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006		July 29, 2006
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	6,293	$25.82	6,728	$25.52
Granted	778	29.66	802	29.70
Exercised	(41)	13.29	(428)	19.81
Forfeited	(132)	27.57	(204)	27.61

Outstanding, end of period	6,898	26.29	6,898	26.29

Exercisable, end of period	3,336	25.54	3,336	25.54

The total intrinsic value of options exercised was $0.6 million and $2.1 million in the quarters ended July 29, 2006 and July 30, 2005, respectively. For the year-to-date periods, the total intrinsic value of options exercised was $4.7 million and $9.0 million in the six months ended July 29, 2006 and July 30, 2005, respectively.

Presented below is information regarding stock options outstanding that are expected to vest and stock options outstanding that are exercisable at July 29, 2006. Options outstanding expected to vest represent 3.6 million nonvested options, less anticipated forfeitures (amounts of options and aggregate intrinsic value are in thousands):

	Options	Aggregate Intrinsic Value	Weighted- Average Remaining Contract Life	Weighted- Average Exercise Price
Options outstanding expected to vest	3,294	$7,478	8.3 years	$26.94
Options exercisable	3,336	9,975	5.8 years	25.54

Presented below is a summary of our nonvested restricted shares and weighted-average grant-date fair values for the periods ended July 29, 2006 (restricted shares in thousands):

	Thirteen Weeks Ended July 29, 2006		Twenty-Six Weeks Ended July 29, 2006
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	161	$24.20	149	$23.37
Granted	190	29.48	209	29.60
Vested	(2)	30.11	(2)	30.58
Forfeited	(2)	29.68	(9)	24.88

Nonvested at end of period	347	$27.04	347	$27.04

The total fair value of restricted shares vested was $0.1 million during both the second quarter ended July 29, 2006 and the second quarter ended July 30, 2005. The total fair value of restricted shares vested was $0.1 million during both the six months ended July 29, 2006 and the six months ended July 30, 2005. As of July 29, 2006, there was $36.2 million of total share-based compensation cost related to nonvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Restricted stock awards are issued at no cost to the recipients and have service restrictions that generally lapse over three to four years from date of grant. Grant-date fair value of the award is charged to income ratably over the period during which the restrictions lapse.

A total of 190,100 and 5,000 restricted shares were issued in the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively. 1,600 shares were forfeited in this year’s second quarter. No shares were forfeited during last year’s second quarter. The weighted-average fair value per share of restricted stock granted was $29.48 in this year’s second quarter and $30.11 in last year’s second quarter.

A total of 209,100 and 6,500 restricted shares were issued in the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. 8,266 shares were forfeited during this year’s first half. No restricted shares were forfeited during last year’s first half. The weighted-average fair value of restricted stock granted was $29.60 in this year’s first half and $30.58 in last year’s first half.

5. The components of interest income, net were as follows (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Interest income	$1,039	$739	$2,115	$1,248
Capitalized interest	80	2	247	2
Interest expense on debt	(165)	(169)	(332)	(403)

Interest income, net	$954	$572	$2,030	$847

6. The following details the calculation of earnings per share from continuing operations for the periods presented below (amounts in thousands except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Income from continuing operations	$26,474	$30,530	$41,963	$49,233

Weighted-average number of common shares outstanding, used for basic computation	66,193	68,339	66,704	68,582
Plus: Incremental shares from assumed exercise of stock options	759	802	805	809

Weighted-average number of common and dilutive potential common shares outstanding	66,952	69,141	67,509	69,391

Basic earnings per share	$0.40	$0.45	$0.63	$0.72

Diluted earnings per share	$0.40	$0.44	$0.62	$0.71

Options to purchase the following shares were outstanding at July 29, 2006 and July 30, 2005, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the periods indicated.

	Number of Shares	Weighted-Average Exercise Price
Thirteen weeks ended July 29, 2006	2,498,674	$31.61
Twenty-six weeks ended July 29, 2006	1,887,524	$32.25

Thirteen weeks ended July 30, 2005	763,225	$37.49
Twenty-six weeks ended July 30, 2005	763,225	$37.49

7. The following table summarizes activity relating to our obligations for House2Home, Inc. (“House2Home”) and BJ’s closed store leases:

	Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005
	(Dollars in Thousands)
Reserves for closed store liabilities, beginning of year	$8,954	$15,991
Interest accretion charges	243	262
Cash payments	(496)	(6,796)

Reserves for closed store liabilities, end of period	$8,701	$9,457

As of July 29, 2006, we have settled all 41 House2Home leases for which we were originally contingently liable, including lump sum settlements for 38 leases. The other three House2Home properties (for which we remain contingently liable) have been assigned to third parties. Two of the leases for the three BJ’s clubs closed in November 2002 have been settled. We have reserved a total of $8.7 million associated with our obligations for the remaining lease as of July 29, 2006.

We believe that the liabilities recorded in the financial statements adequately provide for our remaining lease obligation. However, there can be no assurance that our actual liability for this obligation will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to this property. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligation to be approximately $20 million at July 29, 2006.

In July 2006, we closed our Franklin, MA, cross-dock facility and replaced it with a new facility in Uxbridge, MA. In the second quarter, we recorded a pretax charge of $1.4 million to establish a reserve for our lease obligation associated with the closing of the Franklin facility. Our reserve was based on our rent liability for this facility, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from subleasing the property. The lease for the property expires in January 2010.

8. Early in 2004, we were notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, we retained a leading computer security firm to conduct a forensic analysis of our information technology systems with a goal of determining whether a breach had in fact occurred. While no conclusive evidence of a breach was found, the computer security firm concluded that: (1) our centralized computer system that serves as the aggregation point for all BJ’s credit and debit card transactions chain-wide had not been breached and (2) any breach would have likely occurred in a more decentralized fashion involving club-level systems. On March 12, 2004, after our receipt of the computer security firm’s preliminary report of findings, we issued a public statement alerting consumers to the potential security breach.

In 2004, we recorded charges of $7.0 million ($4.2 million post-tax) to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. In 2005, we recorded additional charges of $4.0 million ($2.4 million post-tax) to increase our reserve. The 2005 charges included $3.0 million ($1.8 million post-tax) in last year’s first quarter. These charges were driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. As of July 29, 2006, the balance in the reserve was $4.0 million, which represented our best estimate of the remaining costs and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of August 31, 2006, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

9. Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
	(Dollars in Thousands)
Service cost	$152	$136	$305	$271
Interest cost	73	62	146	125
Amortization of unrecognized loss	17	21	34	42

Net periodic benefit cost	$242	$219	$485	$438

10. We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at July 29, 2006. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at July 29, 2006.

In addition to the credit agreement, we maintain a separate $62 million facility for letters of credit, primarily to support the purchase of inventories, of which $51.0 million was outstanding at July 29, 2006, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on September 30, 2006. As of July 29, 2006, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

Subsequent to the end of the second quarter, the capacity for the separate facility, maintained primarily to support the purchase of inventories, was raised from $62 million to $82 million.

There were no borrowings outstanding under our bank credit agreements or our uncommitted credit line at July 29, 2006 and July 30, 2005.

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

During the first half of this year, we received first quarter bankruptcy recoveries of $3.1 million on account of our House2Home bankruptcy claims. These recoveries are recorded in gain on contingent lease obligations in the statements of income. On a post-tax basis, these gains were $2.1 million. The Bankruptcy Court closed the House2Home case on March 16, 2006, and we do not expect to receive further payments on our claims.

During the first half of last year, we received first quarter pretax recoveries on account of our House2Home bankruptcy claims of $4.3 million. On a post-tax basis, these gains were $2.9 million.

12. The Financial Accounting Standards Board (“FASB”) issued the following standards which will become effective in 2007:

•	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued in July 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in tax returns. We are currently evaluating the impact of FIN 48, which becomes effective in our fiscal 2007 financial statements (fiscal year beginning February 4, 2007).

•	In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” In accordance with EITF Issue 06-3, the presentation of taxes within the scope of this issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion 22. EITF Issue 06-3 becomes effective in our fiscal 2007 financial statements (fiscal year beginning February 4, 2007).

13. We issue shares from BJ’s treasury in connection with exercises of stock options and issuances of restricted stock. It has been our practice to credit our treasury stock account with an offsetting charge to additional paid-in capital (APIC) for these transactions. During this year’s second quarter, we discovered that the offsetting charge should have been made to retained earnings because the amounts paid by employees pursuant to stock option exercises and receipt of restricted stock was less than the carrying cost of the treasury stock issued to the employees. As of the end of this year’s first quarter, APIC was understated by a cumulative total of $106.2 million and retained earnings were overstated by the same amount. In this quarter’s financial statements, we have revised the classification of these amounts to properly state the balances of APIC and retained earnings for all periods presented. The revised classifications have no effect on earnings, cash flows or total stockholders’ equity, nor do they affect the Company’s compliance with debt covenants or other contractual requirements.

14. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. In the statements of cash flows, we reclassified book overdrafts from cash flows from financing activities to cash flows from operating activities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Weeks (Second Quarter) and Twenty-Six Weeks Ended July 29, 2006 versus Thirteen and Twenty-Six Weeks Ended July 30, 2005.

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

In adopting SFAS 123(R), we elected the modified prospective application (MPA) transition method. In accordance with this method, we did not restate prior year financial statements. Prior to the beginning of this year’s first quarter, we accounted for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Under APB 25, no stock-based employee compensation cost for stock options was reflected in net income. We are disclosing the effect on net income and earnings per share for prior periods presented had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

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

Results of Operations

Net sales for the quarter ended July 29, 2006 rose 5.6% to $2.09 billion from $1.98 billion reported in last year’s second quarter. Net sales for the first half of the current year totaled $3.97 billion, 6.0% higher than last year’s comparable period. These increases were due to the opening of new clubs and gasoline stations and to comparable club sales increases. The increase in comparable club sales represented approximately 32% of the increase in total net sales from the second quarter of 2005 to the second quarter of 2006 and approximately 31% of the increase in year-to-date sales. New clubs and gasoline stations accounted for the remainder of the increase. Food accounted for 60% of total food and general merchandise sales in both this year’s and last year’s second quarters. For the year-to-date period, food accounted for 61% of total food and general merchandise sales this year versus 60% in last year’s comparable period.

Comparable club sales increased by 1.8% over last year in the second quarter, including a 1.9% contribution from gasoline sales, and increased by 1.9% for the first half of the year, including a 1.7% contribution from sales of gasoline. On a comparable club basis, food sales increased by approximately 0.4% in this year’s second quarter and by approximately 1% year-to-date. Comparable club general merchandise sales decreased by approximately 1% in both the second quarter and the year-to-date periods. On a comparable club basis, excluding sales of gasoline, customer counts decreased by approximately 4% and the average sales per transaction increased by approximately 4% as compared to last year in both the second quarter and the year-to-date period. Food departments with strong comparable club sales in the second quarter included paper products and produce. Weaker departments included meat and dairy. General merchandise departments with strong comparable club sales in the second quarter included televisions, health and beauty aids, summer seasonal and consumer electronics. These were offset by weaker general merchandise departments which included computer and computer software, DVD’s, apparel and jewelry.

Total revenues included membership fees of $39.9 million in this year’s second quarter versus $37.1 million in last year’s comparable period. For the year-to-date period, membership fees were $78.9 million this year compared with $74.1 million last year. These increases were due principally to the $5 membership fee increase that became effective on January 1, 2006, the opening of new clubs and increased participation in BJ’s Rewards Membership program. Because members renew throughout the year and because membership fee income is amortized over the life of the membership, the full impact of the fee increase is spread over a two-year period.

Cost of sales (including buying and occupancy costs) was 92.04% of net sales in this year’s second quarter versus 91.67% in last year’s second quarter. For the first six months, the cost of sales percentage was 92.26% this year versus 92.06% last year. This year’s unfavorable variances in both the second quarter and year-to-date periods were due mainly to a higher penetration of low margin gasoline sales as well as a decrease in the gasoline margin rates as compared to last year. Buying and occupancy costs as a percentage of sales were also higher throughout the first half due mainly to increased utilities costs. Higher merchandise gross margins partially offset the negative effects of gasoline and buying and occupancy costs, due in large part to strong private brand sales, particularly in the first quarter.

Selling, general and administrative (“SG&A”) expenses were 7.94% of net sales in the second quarter versus 7.79% in last year’s comparable period. Year-to-date SG&A expenses were 8.24% of net sales this year versus 7.97% last year. The increase of 15 basis points in the second quarter was attributable mainly to increases of 22 basis points in share-based compensation, nine basis points in club payroll, six basis points for lease obligations associated with the closing of a cross-dock facility that was replaced by a new facility and five basis points in credit expense. Offsetting these increases was a decrease in cash-based incentive compensation expense of 25 basis points. Because we adopted SFAS 123(R) using the modified prospective application approach, no prior year stock option expense is recognized in the financial statements.

The increase of 27 basis points in the year-to-date period was driven largely by the same factors as those cited for the second quarter, with the addition of advertising expenses, which were 11 basis points higher than last year in the six-month period.

Total SG&A expenses rose by $11.8 million from the second quarter of 2005 to the second quarter of 2006. Payroll and benefits accounted for 77% of all SG&A expenses in this year’s second quarter versus 78% last year, and 66% of the increase over last year’s second quarter SG&A expenses. For the year-to-date period, total SG&A expenses rose by $28.7 million this year. Payroll and payroll benefits accounted for 77% of all SG&A expenses in this year’s first six months versus 78% last year, and 66% of the increase over last year’s SG&A expenses in the first half of the year.

Preopening expenses were $1.3 million in this year’s second quarter versus $2.0 million in last year’s second quarter. Year-to-date preopening expenses totaled $2.6 million this year versus $3.0 million last year. In this year’s first half we opened two new clubs, both of which opened in the first quarter, and a new cross-dock facility in the second quarter. In last year’s first half, we opened four new clubs, three of which opened in the second quarter.

Net interest income was $1.0 million in this year’s second quarter versus $0.6 million in last year’s second quarter. Net interest income for the first six months of this year was $2.0 million versus $0.8 million in last year’s comparable period. These increases were due mainly to higher interest rates on invested cash.

During the first six months of last year, we recorded a first quarter charge of $3.0 million ($1.8 million post-tax) to increase our reserve for credit card claims. This increase in the reserve was driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. See Note 8 of Notes to Consolidated Financial Statements for additional information.

In this year’s first quarter, we received bankruptcy recoveries of $3.1 million on account of our House2Home bankruptcy claims. These recoveries are recorded as a gain on contingent lease obligations in the statements of income. On a post-tax basis these gains were $2.1 million. The Bankruptcy Court has closed the House2Home case and we do not expect to receive further payments on our claims. In last year’s first quarter, we received recoveries on account of our House2Home bankruptcy claims of $4.3 million. On a post-tax basis, these gains were $2.9 million.

Our income tax provision was 38.7% of pretax income from continuing operations in the first half of 2005 versus 38.3% in last year’s first half. These rates were affected by House2Home bankruptcy recoveries, portions of which were nontaxable. For the full 2006 year, we expect our income tax rate to be approximately 38.1% versus 39.0% in 2005. The lower rate for this full year is due principally to state tax credits which we expect to realize in the second half of this year in connection with the opening of our new cross-dock facility in Uxbridge, MA.

Income from continuing operations was $26.5 million, or $.40 per diluted share, in this year’s second quarter versus $30.5 million, or $.44 per diluted share, in last year’s comparable period. For the first six months, income from continuing operations was $42.0 million, or $.62 per diluted share, this year versus $49.2 million, or $.71 per diluted share, last year.

Loss from discontinued operations (net of income tax benefit) was $73,000 in this year’s second quarter versus $77,000 in last year’s second quarter, and $146,000 in this year’s first six months versus $157,000 in last year’s comparable period. Loss from discontinued operations consists of interest accretion charges associated with a BJ’s club that closed in 2002.

Net income for the second quarter was $26.4 million, or $.39 per diluted share, this year versus $30.5 million, or $.44 per diluted share, last year. These amounts included post-tax share-based compensation expense of $3.4 million this year versus $0.2 million last year, and $0.8 million associated with the closing of a cross-dock facility that was replaced by a new facility this year.

Net income for the first six months of this year was $41.8 million, or $.62 per diluted share, versus $49.1 million, or $.71 per diluted share, last year. This year’s amounts included net post-tax expense of $4.5 million, which consisted of share-based compensation expense of $5.8 million, expense of $0.8 million associated with the closing of a cross-dock facility, and House2Home bankruptcy recovery income of $2.1 million. Last year’s amounts included net post-tax income of $0.7 million, which consisted of House2Home bankruptcy recovery income of $2.9 million, expense to increase our credit card reserve of $1.8 million and share-based compensation expense of $0.4 million.

The Company operated 167 clubs on July 29, 2006 versus 161 clubs on July 30, 2005. The number of clubs included two ProFoods clubs in each year.

Seasonality

Our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards

See Note 12 in Notes to Consolidated Financial Statements for a summary of recently issued standards.

Liquidity and Capital Resources

Net cash provided by operating activities was $73.6 million in the first six months of 2006 versus $87.1 million in last year’s comparable period. Merchandise inventories, net of accounts payable, increased by $14.2 million in the first six months of this year versus a decrease of $13.5 million in last year’s comparable period. The ratio of accounts payable to merchandise inventories was 65.4% at the end of this year’s second quarter versus 71.5% at the end of last year’s second quarter. The majority of this decrease was due to slower inventory turns, driven in part by an inventory build up in June to facilitate the July switch to our new cross-dock facility in Uxbridge, MA. Average inventory per club at the end of July was 0.9% higher than it was a year earlier.

Cash expended for property additions was $93.4 million in this year’s first six months versus $51.8 million in last year’s comparable period. Our full-year capital expenditures are expected to total approximately $180 to $200 million in 2006, including approximately $40 million of expenditures for the new Uxbridge, MA, cross-dock facility which opened in July. Uxbridge is an owned facility. We also plan to open approximately ten new clubs and eight to ten gasoline stations in this fiscal year. In the first half of this year, we opened two new clubs and the new cross-dock facility. Four new clubs and four new gasoline stations were opened in last year’s first half. The timing of actual openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

On April 4, 2006, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s common stock. During the first six months of 2006, we repurchased 2,639,200 shares of our common stock for $75.4 million. In last year’s first six months, we repurchased 1,644,300 shares of our common stock for $48.6 million. As of July 29, 2006, our remaining repurchase authorization was $96.5 million.

We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at July 29, 2006. We are required to pay an annual facility fee which is currently 0.15% of the total commitment.

Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at July 29, 2006.

In addition to the credit agreement, we maintain a separate $62 million facility for letters of credit, primarily to support the purchase of inventories, of which $51.0 million was outstanding at July 29, 2006, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on September 30, 2006. As of July 29, 2006, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

Subsequent to the end of the second quarter, the capacity for the separate facility, maintained primarily to support the purchase of inventories, was raised from $62 million to $82 million.

There were no borrowings outstanding under our bank credit agreements or our uncommitted credit line at July 29, 2006 and July 30, 2005.

During the third quarter of 2002, we established reserves for our liability related to leases for three BJ’s clubs which closed on November 9, 2002. In 2004 and 2005, we made lump sum payments to settle the leases for two of the three closed clubs. Our reserve of $8.7 million as of July 29, 2006 is based on the present value of our rent liability under the lease for the other remaining club, including real estate taxes and common area maintenance charges, reduced by estimated income from subleasing the property. We will continue to use an annual discount rate of 6% to calculate the present value of the obligation.

We believe that the liabilities recorded in the financial statements adequately provide for this lease obligation. However, there can be no assurance that our actual liability will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect our ability to successfully sublease, assign or otherwise settle liabilities related to this property. We consider our maximum, reasonably possible, undiscounted pretax exposure for our closed store lease obligation to be approximately $20 million at July 29, 2006.

Early in 2004, we were notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, we retained a leading computer security firm to conduct a forensic analysis of our information technology systems with a goal of determining whether a breach had in fact occurred. While no conclusive evidence of a breach was found, the computer security firm concluded that: (1) our centralized computer system that serves as the aggregation point for all BJ’s credit and debit card transactions chain-wide had not been breached and (2) any breach would have likely occurred in a more decentralized fashion involving club-level systems. On March 12, 2004, after our receipt of the computer security firm’s preliminary report of findings, we issued a public statement alerting consumers to the potential security breach.

In 2004, we recorded charges of $7.0 million ($4.2 million post-tax) to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. In 2005, we recorded additional charges of $4.0 million ($2.4 million post-tax) to increase our reserve. The 2005 charges included $3.0 million ($1.8 million post-tax) in last year’s first quarter. These charges were driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. As of July 29, 2006, the balance in the reserve was $4.0 million, which represented our best estimate of the remaining costs and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of August 31, 2006, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

Cash and cash equivalents totaled $76.1 million as of July 29, 2006. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of our credit agreement. However, we may from time to time seek to obtain additional financing.

Cautionary Note Regarding Forward-Looking Statements

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club and gas station openings, expected provision for income taxes, BJ’s reserve for credit and debit card claims, lease obligations in connection with a closed BJ’s club, and other information with respect to our plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, levels of customer demand, economic and weather conditions, state and local regulation in our markets, competitive conditions, our success in settling lease obligations for a closed club, our success in settling credit and debit card claims and events which might cause our 1997 spin-off from Waban Inc. not to qualify for tax-free treatment. Each of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to market risk as of July 29, 2006 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at July 29, 2006.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 29, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of July 29, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Except for changes needed to comply with the adoption of SFAS 123(R), no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

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

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes our share repurchase activity in the quarter ended July 29, 2006:

Period 2006	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Amount that May Yet Be Purchased Under the Program
				(Dollars in Thousands)
Apr. 30 – May 27	500,000	$29.98	500,000	$136,783
May 28 –July 1	356,300	28.18	356,300	126,743
July 2-July 29	1,124,400	26.87	1,124,400	96,527

Total for the quarter	1,980,700	$27.89	1,980,700	$96,527

We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; and additional increases of $100 million each in press releases dated September 26, 2001, August 20, 2002, March 1, 2005 and April 5, 2006. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through July 29, 2006, we repurchased approximately 16.7 million shares for a total of $503.5 million, leaving a remaining authorization of $96.5 million.

Item 4 – Submission of Matters to a Vote of Security Holders

At the 2006 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) held on May 25, 2006, the following matters were acted upon by BJ’s stockholders:

•	The re-election of directors Bert N. Mitchell, Helen Frame Peters and Michael T. Wedge for three-year terms ending in 2009.

•	A shareholder proposal requesting that the Board of Directors initiate the appropriate process to amend the Company’s governance documents to provide that director nominees shall be elected by the affirmative vote of the majority of votes cast at an annual meeting of shareholders.

•	Ratification of the Audit Committee’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending February 3, 2007.

The number of shares of common stock outstanding and entitled to vote at the Annual Meeting was 67,548,736.

The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	Votes For	Votes Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of Directors:
Bert N. Mitchell	60,174,354	3,184,438	N/A	N/A	N/A
Helen Frame Peters	60,176,066	3,182,726	N/A	N/A	N/A
Michael T. Wedge	60,178,327	3,180,465	N/A	N/A	N/A

Shareholder Proposal*	32,298,151	N/A	23,947,690	2,078,464	5,043,287

Ratification of Independent Registered Public Accounting Firm*	61,245,286	N/A	103,136	2,010,370	N/A

The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are S. James Coppersmith, Paul Danos, Ronald R. Dion, Thomas J. Shields, Lorne R. Waxlax and Herbert J. Zarkin.

*Broker non-votes and abstentions are not considered votes cast.

Item 6 – Exhibits

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

BJ’S WHOLESALE CLUB, INC.
(Registrant)

Date: September 6, 2006	/S/ MICHAEL T. WEDGE
Michael T. Wedge
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 6, 2006	/S/ FRANK D. FORWARD
Frank D. Forward
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)