Form 10-Q
period 2006-10-28
BJS WHOLESALE CLUB INC
filed 2006-12-07
CIK 1037461

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

FORM 10-Q

For Quarter Ended October 28, 2006

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

The number of shares of the Registrant’s common stock outstanding as of November 24, 2006: 64,343,986

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	October 28, 2006	October 29, 2005

	(Dollars in Thousands except Per Share Amounts)
Net sales	$1,978,159	$1,922,181
Membership fees and other	44,631	42,147

Total revenues	2,022,790	1,964,328

Cost of sales, including buying and occupancy costs	1,822,716	1,769,009
Selling, general and administrative expenses	168,285	149,617
Preopening expenses	3,141	381

Operating income	28,648	45,321
Interest income, net	499	675
Gain on contingent lease obligations	—	107

Income from continuing operations before income taxes	29,147	46,103
Provision for income taxes	10,733	18,211

Income from continuing operations	18,414	27,892
Loss from discontinued operations, net of income tax benefit of $47 and $51	(71)	(77)

Net income	$18,343	$27,815

Basic earnings per share:
Income from continuing operations	$0.29	$0.41
Loss from discontinued operations	(0.01)	—

Net income	$0.28	$0.41

Diluted earnings per share:
Income from continuing operations	$0.28	$0.41
Loss from discontinued operations	—	—

Net income	$0.28	$0.41

Number of common shares for earnings per share computations:
Basic	64,464,862	67,805,541
Diluted	65,260,359	68,411,399

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005

	(Dollars in Thousands except Per Share Amounts)
Net sales	$5,951,756	$5,672,563
Membership fees and other	130,500	123,853

Total revenues	6,082,256	5,796,416

Cost of sales, including buying and occupancy costs	5,488,667	5,221,468
Selling, general and administrative expenses	495,870	448,493
Provision for credit card claims	—	3,000
Preopening expenses	5,722	3,428

Operating income	91,997	120,027
Interest income, net	2,529	1,522
Gain on contingent lease obligations	3,119	4,384

Income from continuing operations before income taxes	97,645	125,933
Provision for income taxes	37,268	48,808

Income from continuing operations	60,377	77,125
Loss from discontinued operations, net of income tax benefit of $144 and $156	(217)	(234)

Net income	$60,160	$76,891

Basic earnings per common share:
Income from continuing operations	$0.92	$1.13
Loss from discontinued operations	(0.01)	—

Net income	$0.91	$1.13

Diluted earnings per common share:
Income from continuing operations	$0.90	$1.12
Loss from discontinued operations	—	(0.01)

Net income	$0.90	$1.11

Number of common shares for earnings per share computations:
Basic	65,957,423	68,226,275
Diluted	66,759,278	68,991,078

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 28, 2006	January 28, 2006	October 29, 2005

	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$40,110	$162,164	$90,011
Accounts receivable	92,605	101,435	94,847
Merchandise inventories	931,863	813,270	867,655
Current deferred income taxes	25,676	24,805	22,129
Prepaid expenses	13,943	18,195	15,312

Total current assets	1,104,197	1,119,869	1,089,954

Property at cost:
Land and buildings	638,254	583,950	568,802
Leasehold costs and improvements	195,587	187,094	167,387
Furniture, fixtures and equipment	554,950	542,489	519,195

	1,388,791	1,313,533	1,255,384
Less: accumulated depreciation and amortization	498,831	466,108	449,944

	889,960	847,425	805,440
Other assets	22,951	22,555	23,182

Total assets	$2,017,108	$1,989,849	$1,918,576

LIABILITIES
Current liabilities:
Current installments of long-term debt	$485	$460	$452
Short-term debt	35,000	—	—
Accounts payable	600,247	556,968	572,000
Accrued expenses and other current liabilities	243,115	252,575	227,234
Accrued federal and state income taxes	28,711	51,568	32,571
Closed store lease obligations due within one year	723	795	959

Total current liabilities	908,281	862,366	833,216

Long-term debt, less portion due within one year	2,370	2,737	2,855
Noncurrent closed store lease obligations	7,822	8,159	8,351
Other noncurrent liabilities	79,974	75,976	73,888
Deferred income taxes	18,540	24,632	29,177
Commitments and contingencies	—	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	147,386	132,781	132,447
Unearned compensation	—	(1,797)	(1,838)
Retained earnings	1,154,103	1,105,913	1,054,810
Treasury stock, at cost, 9,952,827, 7,017,305 and 6,771,623 shares	(302,112)	(221,662)	(215,074)

Total stockholders’ equity	1,000,121	1,015,979	971,089

Total liabilities and stockholders’ equity	$2,017,108	$1,989,849	$1,918,576

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005

	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,160	$76,891
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit card claims	—	3,000
Provision for facility closing costs	1,764	390
Depreciation and amortization of property	78,913	78,470
Loss on property disposals	300	155
Other noncash items (net)	3,159	4,682
Share-based compensation expense	14,361	1,036
Deferred income taxes	(6,963)	315
Excess tax benefit from exercise of stock options	(933)	—
Increase (decrease) in cash due to changes in:
Accounts receivable	8,830	(7,555)
Merchandise inventories	(118,593)	(107,913)
Prepaid expenses	4,252	4,610
Other assets	(455)	(652)
Accounts payable	41,623	47,364
Changes in book overdrafts	1,656	(8,709)
Accrued expenses	11,113	6,032
Accrued income taxes	(22,857)	(21,750)
Closed store lease obligations	(770)	(7,071)
Other noncurrent liabilities	968	(1,001)

Net cash provided by operating activities	76,528	68,294

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(141,448)	(78,347)
Proceeds from property disposals	59	51
Purchase of marketable securities and other	(427)	(95,825)
Sale of marketable securities and other	64	120,625

Net cash used in investing activities	(141,752)	(53,496)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit from exercise of stock options	933	—
Borrowing of short-term debt	35,000	—
Repayment of long-term debt	(342)	(318)
Proceeds from issuance of common stock	10,106	15,191
Purchase of treasury stock	(102,527)	(65,218)

Net cash used in financing activities	(56,830)	(50,345)

Net decrease in cash and cash equivalents	(122,054)	(35,547)
Cash and cash equivalents at beginning of year	162,164	125,558

Cash and cash equivalents at end of period	$40,110	$90,011

Noncash financing and investing activities:
Treasury stock issued for compensation plans	$22,077	$25,828
Addition of asset retirement costs	2,335	593

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
	(In Thousands)
Balance, January 29, 2005	74,410	$744	$128,180	$(2,629)	$988,556	(5,321)	$(175,684)	$939,167
Net income	—	—	—	—	76,891	—	—	76,891
Issuance of common stock	—	—	4,267	(245)	(10,637)	793	25,828	19,213
Purchase of treasury stock	—	—	—	—	—	(2,244)	(65,218)	(65,218)
Stock compensation expense	—	—	—	1,036	—	—	—	1,036

Balance, October 29, 2005	74,410	$744	$132,447	$(1,838)	$1,054,810	(6,772)	$(215,074)	$971,089

Balance, January 28, 2006	74,410	$744	$132,781	$(1,797)	$1,105,913	(7,017)	$(221,662)	$1,015,979
Net income	—	—	—	—	60,160	—	—	60,160
Issuance of common stock	—	—	2,041	—	(11,970)	703	22,077	12,148
Purchase of treasury stock	—	—	—	—	—	(3,639)	(102,527)	(102,527)
Elimination of unearned compensation	—	—	(1,797)	1,797	—	—	—	—
Stock compensation expense	—	—	14,361	—	—	—	—	14,361

Balance, October 28, 2006	74,410	$744	$147,386	$—	$1,154,103	(9,953)	$(302,112)	$1,000,121

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for BJ’s Wholesale Club, Inc. (“BJ’s” or “the Company” or “we”) for the quarter and nine months ended October 28, 2006 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

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

In prior years, the excess tax benefit from the exercise of stock options was presented in the operating activities section of our statements of cash flows. Effective with the adoption date of SFAS 123(R), such excess tax benefits are being classified in the financing activities section of the cash flow statement. If applicable, gross tax shortfalls are being classified in the operating activities section of the cash flow statement.

The effect of the change from applying the original provisions of SFAS 123 in the thirteen and thirty-nine week periods ended October 28, 2006 was the following (dollars in thousands except per share amounts):

Increase (decrease) in:	Thirteen Weeks Ended October 28, 2006	Thirty-Nine Weeks Ended October 28, 2006
Income from continuing operations before income taxes	$(3,844)	$(12,708)
Income from continuing operations	(2,276)	(7,525)
Net income	(2,276)	(7,525)
Cash flow from operating activities	(21)	(933)
Cash flow from financing activities	21	933
Earnings per share:
Basic	$(0.04)	$(0.11)
Diluted	(0.03)	(0.11)

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

Prior to this year’s first quarter, we accounted for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost for stock options was reflected in net income, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. We did include stock-based employee compensation cost for restricted stock in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in last year’s third quarter and first nine months:

	Thirteen Weeks Ended October 29, 2005	Thirty-Nine Weeks Ended October 29, 2005
	(Dollars in Thousands except Per Share Amounts)
Net income, as reported	$27,815	$76,891
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	204	632
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,555)	(7,279)

Pro forma net income	$25,464	$70,244

Earnings per share:
Basic - as reported	$0.41	$1.13

Basic - pro forma	$0.37	$1.03

Diluted - as reported	$0.41	$1.11

Diluted - pro forma	$0.37	$1.03

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

We will continue to follow the nominal vesting period approach for the remaining portion of unvested outstanding awards granted prior to adopting SFAS 123(R). Upon adopting SFAS 123(R), we are applying the non-substantive vesting period approach described in paragraphs A57-58 of SFAS 123(R) to new grants that have retirement eligibility provisions. Applying the non-substantive vesting period approach instead of the nominal vesting period approach would have increased post-tax stock option expense by approximately $0.2 million in last year’s third quarter and approximately $1.0 million in last year’s first nine months, and would have decreased post-tax stock option expense by $0.3 million in this year’s third quarter and by $0.4 million in this year’s first nine months.

Our pro forma disclosures did not include capitalized stock-based compensation costs because such amounts were not material.

Total share-based compensation recognized in the financial statements was $4.6 million ($2.7 million post-tax) in the quarter ended October 28, 2006 and $0.3 million ($0.2 million post-tax) in the quarter ended October 29, 2005. For the year-to-date periods, total share-based compensation recognized in the financial statements was $14.4 million ($8.5 million post-tax) in the nine-month period ended October 28, 2006 and $1.0 million ($0.6 million post-tax) in the nine-month period ended October 29, 2005.

The fair value of BJ’s stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions (no dividends were expected):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Risk-free interest rate	4.60%	4.02%	4.76%	3.72%
Expected volatility factor	37.0%	37.5%	37.0%	37.5%
Expected option life (yrs.)	5.5	5.0	5.5	5.0
Weighted-average grant-date fair value	$11.20	$10.76	$12.58	$11.67

Expected volatility for the periods ended October 28, 2006 was based on a combination of implied volatility from traded options on our stock, historical volatility of our stock and a review of peer companies. Approximately 75% of our overall volatility assumption was based on a review of BJ’s daily stock price volatility over the last five years. Approximately 25% was based on the implied volatility of near at-the-money exchange-traded options. Expected volatility for the periods ended October 29, 2005 was based on historical volatility of our stock and, to a lesser extent, a review of peer companies. We use historical data to estimate option exercise and employee termination behavior within the valuation model. The expected option life represents an estimate of the period of time options are expected to remain outstanding based upon historical option exercise trends. The risk-free rate is for periods within the expected life of the option and is based on the U.S. Treasury yield curve in effect at the time of the grant.

Presented below is a summary of the status of stock option activity and weighted-average exercise prices for the periods ended October 28, 2006 (number of options in thousands):

	Thirteen Weeks Ended October 28, 2006		Thirty-Nine Weeks Ended October 28, 2006
	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of period	6,898	$26.29	6,728	$25.52
Granted	4	30.00	806	29.70
Exercised	(71)	22.82	(499)	20.24
Forfeited	(38)	27.83	(242)	27.64

Outstanding, end of period	6,793	26.32	6,793	26.32

Exercisable, end of period	3,734	25.50	3,734	25.50

The total intrinsic value of options exercised was $0.4 million and $1.4 million in the quarters ended October 28, 2006 and October 29, 2005, respectively. For the year-to-date periods, the total intrinsic value of options exercised was $5.1 million and $10.5 million in the nine months ended October 28, 2006 and October 29, 2005, respectively.

Presented below is information regarding stock options outstanding that are expected to vest and stock options outstanding that are exercisable at October 28, 2006. Options outstanding expected to vest represent 3.1 million nonvested options, less anticipated forfeitures (amounts of options and aggregate intrinsic value are in thousands):

	Options	Aggregate Intrinsic Value	Weighted- Average Remaining Contract Life	Weighted- Average Exercise Price
Options outstanding expected to vest	2,869	$5,825	8.2 years	$27.32
Options exercisable	3,734	16,272	5.7 years	25.50

Presented below is a summary of our nonvested restricted shares and weighted-average grant-date fair values for the periods ended October 28, 2006 (restricted shares in thousands):

	Thirteen Weeks Ended October 28, 2006		Thirty-Nine Weeks Ended October 28, 2006
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	347	$27.04	149	$23.37
Granted	2	28.05	211	29.59
Vested	—	31.40	(3)	30.00
Forfeited	(3)	29.68	(11)	26.19

Nonvested at end of period	346	$27.01	346	$27.01

The total fair value of restricted shares vested was $16,000 during this year’s third quarter ended October 28, 2006 and $0.1 million in last year’s third quarter ended October 29, 2005. The total fair value of restricted shares vested was $0.1 million in the nine months ended October 28, 2006 and $0.2 million in the nine months ended October 29, 2005. As of October 28, 2006, there was $31.6 million of total share-based compensation cost related to nonvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Restricted stock awards are issued at no cost to the recipients and have service restrictions that generally lapse over three to four years from date of grant. Grant-date fair value of the award is charged to income ratably over the period during which the restrictions lapse.

A total of 2,000 and 1,500 restricted shares were issued in the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively. 3,100 shares were forfeited in this year’s third quarter. No shares were forfeited during last year’s third quarter. The weighted-average fair value per share of restricted stock granted was $28.05 in this year’s third quarter and $31.40 in last year’s third quarter.

A total of 211,100 and 8,000 restricted shares were issued in the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. 11,366 shares were forfeited during this year’s first nine months. No restricted shares were forfeited during last year’s first nine months. The weighted-average fair value of restricted stock granted was $29.59 in this year’s first nine months and $30.73 in last year’s first nine months.

5. The components of interest income, net were as follows (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Interest income	$678	$832	$2,793	$2,080
Capitalized interest	15	11	262	13
Interest expense on debt	(194)	(168)	(526)	(571)

Interest income, net	$499	$675	$2,529	$1,522

6. The following details the calculation of earnings per share from continuing operations for the periods presented below (amounts in thousands except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Income from continuing operations	$18,414	$27,892	$60,377	$77,125

Weighted-average number of common shares outstanding, used for basic computation	64,465	67,806	65,957	68,226
Plus: Incremental shares from assumed exercise of stock options or restricted shares	795	605	802	765

Weighted-average number of common and dilutive potential common shares outstanding	65,260	68,411	66,759	68,991

Basic earnings per share	$0.29	$0.41	$0.92	$1.13

Diluted earnings per share	$0.28	$0.41	$0.90	$1.12

Options to purchase the following shares were outstanding at October 28, 2006 and October 29, 2005, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the periods indicated.

	Number of Shares	Weighted-Average Exercise Price
Thirteen weeks ended October 28, 2006	2,542,350	$31.55
Thirty-nine weeks ended October 28, 2006	2,464,850	$31.64

Thirteen weeks ended October 29, 2005	1,905,725	$32.22
Thirty-nine weeks ended October 29, 2005	1,862,225	$32.30

7. The following table summarizes activity relating to our obligations for House2Home, Inc. (“House2Home”) and BJ’s closed store leases:

	Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005
	(Dollars in Thousands)
Reserves for closed store liabilities, beginning of year	$8,954	$15,991
Interest accretion charges	361	390
Cash payments	(770)	(7,071)

Reserves for closed store liabilities, end of period	$8,545	$9,310

As of October 28, 2006, we have settled all 41 House2Home leases for which we were originally contingently liable, including lump sum settlements for 38 leases. The other three House2Home properties (for which we remain contingently liable) have been assigned to third parties. Two of the leases for the three BJ’s clubs closed in November 2002 have been settled. We have reserved a total of $8.5 million associated with our obligations for the remaining lease as of October 28, 2006.

We believe that the liabilities recorded in the financial statements adequately provide for our remaining lease obligation. However, there can be no assurance that our actual liability for this obligation will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to this property. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligation to be approximately $20 million at October 28, 2006.

In July 2006, we closed our Franklin, MA, cross-dock facility and replaced it with a new facility in Uxbridge, MA. In the second quarter, we recorded a pretax charge of $1.4 million to establish a reserve for our lease obligation associated with the closing of the Franklin facility. Our reserve was based on our rent liability for this facility, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from subleasing the property. The lease for the property expires in January 2010. In the third quarter, there were cash payments totaling $0.1 million.

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

In 2004, we recorded charges of $7.0 million ($4.2 million post-tax) to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. In 2005, we recorded additional charges of $4.0 million ($2.4 million post-tax) to increase our reserve. The 2005 charges included $3.0 million ($1.8 million post-tax) in last year’s first quarter and $1.0 million ($0.6 million post-tax) in last year’s fourth quarter. These charges were driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. As of October 28, 2006, the balance in the reserve was $3.7 million, which represented our best estimate of the remaining costs and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of November 30, 2006, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

9. Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
	(Dollars in Thousands)
Service cost	$152	$135	$457	$406
Interest cost	73	63	219	188
Amortization of unrecognized loss	17	21	51	63

Net periodic benefit cost	$242	$219	$727	$657

10. We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at October 28, 2006. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement.

In addition to the credit agreement, we maintain a separate $82 million facility for letters of credit, primarily to support the purchase of inventories, of which $53.9 million was outstanding at October 28, 2006, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on April 30, 2007. As of October 28, 2006, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

At October 28, 2006, there were $35 million of borrowings outstanding under our bank credit agreement for short-term working capital uses. There were no borrowings outstanding under our bank credit agreement at October 29, 2005. There were no borrowings outstanding under our uncommitted credit line at October 28, 2006 and October 29, 2005.

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

During the first nine months of this year, we received first quarter bankruptcy recoveries of $3.1 million pretax on account of our House2Home bankruptcy claims. These recoveries are recorded in gain on contingent lease obligations in the statements of income. On a post-tax basis, these gains were $2.1 million. The Bankruptcy Court closed the House2Home case on March 16, 2006, and we do not expect to receive further payments on our claims.

During the first nine months of last year, we received pretax recoveries on account of our House2Home bankruptcy claims of $4.3 million in the first quarter and $0.1 million in the third quarter. On a post-tax basis, these gains were $3.0 million.

12. In April 2003, a settlement was reached in the VISA/MasterCard antitrust class action litigation. The terms of the settlement require VISA and MasterCard to pay $3.05 billion into a settlement fund that will be distributed to class members. We are a member of the class and are entitled to a portion of the fund. During the third quarter of last year, we received a settlement offer related to the distribution of the fund. Based upon information contained in the settlement offer, we recorded a $3.1 million pretax estimated recovery as a reduction to selling, general and administrative expenses in last year’s third quarter. On a post-tax basis, this recovery was $1.9 million. To date we have received $2.9 million and expect to receive the remaining monies prior to year end.

13. Subsequent to the end of this year’s third quarter, BJ’s President and Chief Executive Officer, Michael T. Wedge, resigned from his employment with the Company, including his positions as the Company’s President and Chief Executive Officer, and as a member of the Board of Directors, effective November 22, 2006.

Under the terms of a Severance Agreement and General Release dated as of November 22, 2006 (the “Severance Agreement”), Mr. Wedge will continue to receive his base salary for a period of 24 months, along with other benefits and accelerated vesting of certain unvested stock options.

In this year’s fourth quarter, the Company expects to record a total pretax charge of approximately $4 million in connection with the Severance Agreement, of which approximately $1.7 million is expected to be a non-cash charge.

14. The Financial Accounting Standards Board (“FASB”) issued the following standards which will become effective in 2007:

•	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued in July 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in tax returns. We are currently evaluating the impact of FIN 48, which becomes effective in the first quarter of the fiscal 2007 financial statements (fiscal year beginning February 4, 2007).

•	In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” In accordance with EITF 06-3, the presentation of taxes within the scope of this issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion 22. EITF 06-3 becomes effective in the first quarter of the fiscal 2007 financial statements (fiscal year beginning February 4, 2007). Implementation of EITF 06-3 is not expected to have a material effect on the Company’s financial statements.

•	FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“FASB 158”) was issued in September 2006. FASB 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

FASB 158 applies to BJ’s defined postretirement medical plan. Initial recognition of the funded status of this plan and required disclosures will be effective for BJ’s for the end of our current fiscal year. We will be required to measure plan assets and benefit obligations as of their balance sheet dates beginning with the fiscal year ending January 31, 2009 10-K filing. We are currently evaluating the impact of FASB 158.

•	The SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) in September 2006. The interpretations in SAB 108 express the staff’s views regarding the process of quantifying financial statement misstatements. The interpretations in SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. We are required to apply SAB 108’s guidance in the current year’s Form 10-K. We are currently evaluating the impact of SAB 108.

15. We issue shares from BJ’s treasury in connection with exercises of stock options and issuances of restricted stock. It has been our practice to credit our treasury stock account with an offsetting charge to additional paid-in capital (APIC) for these transactions. During this year’s second quarter, we discovered that the offsetting charge should have been made to retained earnings because the amounts paid by employees pursuant to stock option exercises and receipt of restricted stock was less than the carrying cost of the treasury stock issued to the employees. As of the end of this year’s first quarter, APIC was understated by a cumulative total of $106.2 million and retained earnings were overstated by the same amount. Beginning with this year’s second quarter financial statements, we have revised classification of these amounts to properly state the balances of APIC and retained earnings for all periods presented. The revised classifications have no effect on earnings, cash flows or total stockholders’ equity, nor do they affect the Company’s compliance with debt covenants or other contractual requirements.

16. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. In the statements of cash flows, we reclassified book overdrafts from cash flows from financing activities to cash flows from operating activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Weeks (Third Quarter) and Thirty-Nine Weeks Ended October 28, 2006 versus Thirteen and Thirty-Nine Weeks Ended October 29, 2005.

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

Results of Operations

Net sales for the quarter ended October 28, 2006 rose 2.9% to $1.98 billion from $1.92 billion reported in last year’s third quarter. Net sales for the first nine months of the current year totaled $5.95 billion, 4.9% higher than last year’s comparable period. These increases were due to the opening of new clubs and gasoline stations and to comparable club sales increases. The increase in comparable club sales represented approximately 4% of the increase in total net sales from the third quarter of 2005 to the third quarter of 2006 and approximately 25% of the increase in year-to-date sales. New clubs and gasoline stations accounted for the remainder of the increase. Food accounted for 62% of total food and general merchandise sales in this year’s third quarter and 61% in last year’s third quarter. For the year-to-date period, food accounted for 61% of total food and general merchandise sales this year versus 60% in last year’s comparable period.

Comparable club sales increased by 0.1% over last year in the third quarter, including a detriment of 0.6% from gasoline sales, and increased by 1.3% for the first nine months of the year, including a 0.9% contribution from sales of gasoline. On a comparable club basis, food sales increased by approximately 2% in this year’s third quarter and by approximately 1% year-to-date. Comparable club general merchandise sales decreased by approximately 1% in both the third quarter and the year-to-date periods. On a comparable club basis, excluding sales of gasoline, customer counts decreased by approximately 1% and the average sales per transaction increased by approximately 2% as compared to last year in the third quarter. On the same basis, customer counts decreased by approximately 3% and average sales per transaction increased by approximately 3% in the year-to-date period. Food departments with strong comparable club sales in the third quarter included paper products and produce. General merchandise departments with strong comparable club sales in the third quarter included televisions, personal health and small appliances. These were offset by weaker general merchandise departments, which included residential furniture and apparel.

Total revenues included membership fees of $40.9 million in this year’s third quarter versus $37.9 million in last year’s comparable period. For the year-to-date period, membership fees were $119.8 million this year compared with $112.1 million last year. These increases were due principally to the $5 membership fee increase that became effective on January 1, 2006, the opening of new clubs and increased participation in BJ’s Rewards Membership program. Because members renew throughout the year and because membership fee income is amortized over the life of the membership, the full impact of the fee increase is spread over a two-year period.

Cost of sales (including buying and occupancy costs) was 92.14% of net sales in this year’s third quarter versus 92.03% in last year’s third quarter. For the first nine months, the cost of sales percentage was 92.22% this year versus 92.05% last year. This year’s unfavorable variance in the third quarter was due mainly to an increase of 13 basis points in buying and occupancy costs, which included increases in utilities, common area maintenance and general repairs and maintenance totaling 23 basis points. These were partially offset by a favorable variance of 11 basis points in uninsured losses, with minimal hurricane related expenses this year versus significant expenses last year. The impact of gasoline on cost of sales was minimal, and merchandise margins were essentially flat to last year.

For the year-to-date period, buying and occupancy costs also increased by 13 basis points. Higher merchandise gross margin in the first half of the year, particularly in the first quarter, partially offset the negative effects of a higher penetration of gasoline sales, which have lower margins, as well as a decrease in gasoline margin rates as compared to last year.

Selling, general and administrative (“SG&A”) expenses were 8.51% of net sales in the third quarter versus 7.78% in last year’s comparable period. Year-to-date SG&A expenses were 8.33% of net sales this year versus 7.91% last year. The increase of 73 basis points in the third quarter was attributable mainly to increases of 27 basis points in club payroll and fringe benefits, 19 basis points in share-based compensation, 17 basis points in advertising expenses, and 16 basis points from last year’s reduction of $3.1 million from the VISA/MasterCard settlement, offset by a reduction of 5 basis points in home office fringe, mainly for reductions in cash-based incentive compensation expenses. Because we adopted SFAS 123(R) using the modified prospective application approach, no prior year stock option expense is recognized in the financial statements.

The increase of 42 basis points in the year-to-date period was attributable mainly to increases of 19 basis points in share-based compensation, 12 basis points in advertising, 10 basis points in club payroll and fringe, 5 basis points from last year’s VISA/MasterCard settlement and 4 basis points in credit expenses, offset by a reduction of 10 basis points in home office fringe expenses, mainly from reductions in cash-based incentive compensation expenses.

Total SG&A expenses rose by $18.7 million from the third quarter of 2005 to the third quarter of 2006. Payroll and benefits accounted for 75% of all SG&A expenses in this year’s third quarter versus 77% last year, and 58% of the increase over last year’s third quarter SG&A expenses. For the year-to-date period, total SG&A expenses rose by $47.4 million this year. Payroll and payroll benefits accounted for 76% of all SG&A expenses in this year’s first nine months versus 78% last year, and 63% of the increase over last year’s SG&A expenses in the first nine months of the year.

Preopening expenses were $3.1 million in this year’s third quarter versus $0.4 million in last year’s third quarter. Year-to-date preopening expenses totaled $5.7 million this year versus $3.4 million last year. In this year’s first nine months we opened five new clubs, three of which opened in the third quarter, and a relocated cross-dock facility in the second quarter. In last year’s first nine months, we opened four new clubs, none of which opened in the third quarter.

Net interest income was $0.5 million in this year’s third quarter versus $0.7 million in last year’s third quarter. Net interest income for the first nine months of this year was $2.5 million versus $1.5 million in last year’s comparable period. The increase in the year-to-date period was due mainly to higher interest rates on invested cash.

During the first nine months of last year, we recorded a first quarter charge of $3.0 million ($1.8 million post-tax) to increase our reserve for credit card claims. This increase in the reserve was driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. See Note 8 of Notes to Consolidated Financial Statements for additional information.

In this year’s first quarter, we received bankruptcy recoveries of $3.1 million on account of our House2Home bankruptcy claims. These recoveries are recorded as a gain on contingent lease obligations in the statements of income. On a post-tax basis these gains were $2.1 million. The Bankruptcy Court has closed the House2Home case and we do not expect to receive further payments on our claims. In last year’s first nine months, we received recoveries on account of our House2Home bankruptcy claims of $4.4 million, including $0.1 million in the third quarter. On a post-tax basis, these gains were $3.0 million in the year-to-date period.

In October 2004, we began testing a concept that is new to BJ’s by opening the first two new clubs in the Metro New York market exclusively for food service businesses under the name “ProFoods Restaurant Supply”. Our second ProFoods club was opened in January 2005. The business model for ProFoods is built on somewhat higher merchandise margins than those generated by a wholesale club, free memberships and a broad merchandise assortment to support one-stop shopping, primarily on a cash and carry basis. The business has not performed fully to our expectations. We are seeking to improve sales and margin at our two locations in Metro New York.

To offset some of the volatility in the cost of its retail gasoline sales, beginning this year the Company is periodically hedging a portion of its anticipated future petroleum product sales through the use of derivative contracts. To date, the Company has only employed exchange traded options to effectuate these hedges. The Company has not designated these contracts as economic hedges; therefore the Company adjusts the value of these options contracts to fair market value at the end of each reporting period, with the corresponding gain or loss reflected in cost of sales. October YTD, the Company recognized a pretax loss of $363,000 from its gasoline hedging activities. There were no gasoline hedging positions open at the end of the third quarter.

Our income tax provision was 38.2% of pretax income from continuing operations in the first nine months of 2006 versus 38.8% in last year’s first nine months. These rates were affected by House2Home bankruptcy recoveries, portions of which were nontaxable, and partially to state tax credits which we will realize over the second half of this year in connection with the opening of our new cross-dock facility in Uxbridge, MA. For the full 2006 year, we expect our income tax rate to be approximately 38.2% versus 39.0% in 2005.

Income from continuing operations was $18.4 million, or $.28 per diluted share, in this year’s third quarter versus $27.9 million, or $.41 per diluted share, in last year’s comparable period. For the first nine months, income from continuing operations was $60.4 million, or $.90 per diluted share, this year versus $77.1 million, or $1.12 per diluted share, last year.

Loss from discontinued operations (net of income tax benefit) was $71,000 in this year’s third quarter versus $77,000 in last year’s third quarter, and $217,000 in this year’s first nine months versus $234,000 in last year’s comparable period. Loss from discontinued operations consists of interest accretion charges associated with BJ’s clubs that closed in 2002.

Net income for the third quarter was $18.3 million, or $.28 per diluted share, this year versus $27.8 million, or $.41 per diluted share, last year. These amounts included post-tax share-based compensation expense of $2.7 million this year versus $0.2 million last year. Last year’s third quarter included post-tax income of $1.9 million as a result of the VISA/MasterCard settlement.

Net income for the first nine months of this year was $60.2 million, or $.90 per diluted share, versus $76.9 million, or $1.11 per diluted share, last year. This year’s amounts included net post-tax expense of $7.2 million, which consisted of share-based compensation expense of $8.5 million, expense of $0.8 million associated with the second quarter closing of a cross-dock facility that was replaced by a new facility, and House2Home bankruptcy recovery income of $2.1 million. Last year’s amounts included net post-tax income of $0.6 million, which consisted of House2Home bankruptcy recovery income of $3.0 million, expense to increase our credit card reserve of $1.8 million and share-based compensation expense of $0.6 million.

The Company operated 170 clubs on October 28, 2006 versus 161 clubs on October 29, 2005. The number of clubs included two ProFoods clubs in each year.

Seasonality

Our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards

See Note 14 in Notes to Consolidated Financial Statements for a summary of recently issued standards.

Liquidity and Capital Resources

Net cash provided by operating activities was $76.5 million in the first nine months of 2006 versus $68.3 million in last year’s comparable period. Merchandise inventories, net of accounts payable, increased by $77.0 million in the first nine months of this year versus an increase of $60.5 million in last year’s comparable period. The ratio of accounts payable to merchandise inventories was 64.4% at the end of this year’s third quarter versus 65.9% at the end of last year’s third quarter. Average inventory per club at the end of October was 1.7% higher than it was a year earlier. The year-to-date increase in cash due to changes in accounts receivable was $8.8 million this year versus a decrease of $7.6 million in last year’s comparable period. This variance was partially due to establishing a receivable for the VISA/MasterCard receivable last year and receiving cash payments for the settlement this year.

The increase in merchandise inventories and accounts payable from January 28, 2006 to October 28, 2006 was due mainly to normal seasonal requirements and new clubs. The increase in these categories from October 29, 2005 to October 28, 2006 was due mainly to new clubs and an increase in average inventory per club.

Cash expended for property additions was $141.4 million in this year’s first nine months versus $78.3 million in last year’s comparable period. In the first nine months of this year, we opened five new clubs, five new gasoline stations, and the relocated cross-dock facility. Four new clubs and five new gasoline stations were opened in last year’s first nine months. Our full-year capital expenditures are expected to total approximately $180 to $190 million in 2006, including approximately $40 million of expenditures for the new Uxbridge, MA, cross-dock facility which opened in July. Uxbridge is an owned facility. We also plan to open approximately ten new clubs and eight to ten gasoline stations in this fiscal year. The timing of actual openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

On April 4, 2006, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s common stock. During the first nine months of 2006, we repurchased 3,639,200 shares of our common stock for $102.5 million. In last year’s first nine months, we repurchased 2,244,300 shares of our common stock for $65.2 million. As of October 28, 2006, our remaining repurchase authorization was $69.4 million.

We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at October 28, 2006. We are required to pay an annual facility fee which is currently 0.15% of the total commitment.

Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at October 28, 2006.

In addition to the credit agreement, we maintain a separate $82 million facility for letters of credit, primarily to support the purchase of inventories, of which $53.9 million was outstanding at October 28, 2006, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on April 30, 2007. As of October 28, 2006, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

At October 28, 2006, there were $35 million of borrowings outstanding under our bank credit agreement for short-term working capital uses. There were no borrowings outstanding under our bank credit agreement at October 29, 2005. There were no borrowings outstanding under our uncommitted credit line at October 28, 2006 and October 29, 2005.

During the third quarter of 2002, we established reserves for our liability related to leases for three BJ’s clubs which closed on November 9, 2002. In 2004 and 2005, we made lump sum payments to settle the leases for two of the three closed clubs. Our reserve of $8.5 million as of October 28, 2006 is based on the present value of our rent liability under the lease for the other remaining club, including real estate taxes and common area maintenance charges, reduced by estimated income from subleasing the property. We will continue to use an annual discount rate of 6% to calculate the present value of the obligation.

We believe that the liabilities recorded in the financial statements adequately provide for this lease obligation. However, there can be no assurance that our actual liability will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect our ability to successfully sublease, assign or otherwise settle liabilities related to this property. We consider our maximum, reasonably possible, undiscounted pretax exposure for our closed store lease obligation to be approximately $20 million at October 28, 2006.

In July 2006, we recorded a pretax charge of $1.4 million to establish a reserve for our lease obligations related to the closing of our Franklin, MA cross-dock facility. As of October 28, 2006, the reserve is $1.3 million.

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

In 2004, we recorded charges of $7.0 million ($4.2 million post-tax) to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. In 2005, we recorded additional charges of $4.0 million ($2.4 million post-tax) to increase our reserve. The 2005 charges included $3.0 million ($1.8 million post-tax) in last year’s first quarter. These charges were driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. As of October 28, 2006, the balance in the reserve was $3.7 million, which represented our best estimate of the remaining costs and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of November 30, 2006, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

Cash and cash equivalents totaled $40.1 million as of October 28, 2006. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of our credit agreement. However, we may from time to time seek to obtain additional financing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to market risk as of October 28, 2006 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were $35.0 million of borrowings outstanding under our bank credit agreement at October 28, 2006. Although the interest expense on these borrowings is based on a floating rate, we do not believe the exposure to changes in market interest rates is material due to the expected short-term nature of these borrowings. There were no borrowings outstanding under our uncommitted credit line on that date.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 28, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of October 28, 2006, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 28, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

Discussions of the House2Home bankruptcy proceeding and the consumer credit and debit card matter appear in Part I of this Form 10-Q and are incorporated herein by reference.

Item 1A – Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I – Item 1A of BJ’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006. There have been no material changes from the risk factors previously disclosed in BJ’s Annual Report on Form 10-K.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes our share repurchase activity in the quarter ended October 28, 2006:

Period 2006	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Amount that May Yet Be Purchased Under the Program
				(Dollars in Thousands)
July 30 - Aug 26	500,000	$26.78	500,000	$83,137
Aug 27 - Sept 30	271,500	26.80	271,500	75,860
Oct 1 – Oct 28	228,500	28.37	228,500	69,378

Total for the quarter	1,000,000	$27.15	1,000,000	$69,378

We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; and additional increases of $100 million each in press releases dated September 26, 2001, August 20, 2002, March 1, 2005 and April 5, 2006. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through October 28, 2006, we repurchased approximately 17.7 million shares for a total of $530.6 million, leaving a remaining authorization of $69.4 million.

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

BJ’S WHOLESALE CLUB, INC.
(Registrant)

Date: December 7, 2006	/S/ HERBERT J ZARKIN
Herbert J Zarkin
Chief Executive Officer (Principal Executive Officer)

Date: December 7, 2006	/S/ FRANK D. FORWARD
Frank D. Forward
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)