Form 10-K
period 2007-02-03
BJS WHOLESALE CLUB INC
filed 2007-04-04
CIK 1037461

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on July 28, 2006 was approximately $1,847,386,000 based on the closing price of $28.36 on the New York Stock Exchange as of such date.

There were 64,990,703 shares of the Registrant’s Common Stock, $.01 par value, outstanding as of March 23, 2007.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders (See Part III of this Form 10-K).

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In this report, BJ’s Wholesale Club, Inc. may be referred to as “BJ’s” or the “Company” or “we.”

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club and gasoline station openings, expected provision for income taxes, BJ’s reserve for credit and debit claims, lease obligations in connection with a closed BJ’s club and two closed ProFoods clubs, the effects of implementing FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), and other information with respect to our plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “intends,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual result to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth in Item 1A. Risk Factors, and other factors noted in Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly those noted under “Critical Accounting Policies and Estimates”. In addition, any forward-looking statements represent our estimates only as of the day this annual report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

PART I

Item 1.    Business

General

BJ’s Wholesale Club introduced the warehouse club concept to New England in 1984 and has since expanded to become a leading warehouse club operator in the eastern United States. As of February 3, 2007, BJ’s operated 172 warehouse clubs in 16 states. The table below shows the number of Company locations by state.

State	Number of Locations
New York	33
Florida	27
Massachusetts	18
New Jersey	18
Pennsylvania	13
Connecticut	9
Maryland	9
Virginia	9
Georgia	8
North Carolina	8
New Hampshire	6
Ohio	6
Rhode Island	3
Maine	2
Delaware	2
South Carolina	1

TOTAL	172

On July 28, 1997, BJ’s Wholesale Club, Inc., a Delaware corporation, became an independent, publicly owned entity when Waban Inc. (“Waban”), BJ’s parent company at the time, distributed to its stockholders on a pro rata basis all of the Company’s outstanding common stock. Before that date, BJ’s business had operated as a division of Waban.

The fiscal year ended February 3, 2007 is referred to as “2006” or “fiscal 2006” below. Other fiscal years are referred to in a similar manner.

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

Expansion

Since the beginning of 2001, BJ’s has grown from 118 clubs to 172 clubs in operation at February 3, 2007. Approximately 33% of our clubs have been in operation for fewer than six years. We plan to open 8 to 10 new clubs in 2007, all of which are expected to be in existing markets.

Year	Clubs in Operation at Beginning of Year	Clubs Opened During the Year	Clubs Closed During the Year	Clubs in Operation at End of Year
2001	118	12	—	130
2002	130	13	3	140
2003	140	10	—	150
2004	150	5	—	155
2005	155	8	—	163
2006	163	9	—	172

In addition to the club openings shown above, we relocated one club in each of 2001 and 2005. In each case, we replaced an older club with a new prototype. The table above excludes the opening of two ProFoods Restaurant Supply clubs in 2004 and the closing of those two clubs in 2006.

Store Profile

As of February 3, 2007, we operated 153 full-sized warehouse clubs that averaged approximately 113,000 square feet and 19 smaller format warehouse clubs that averaged approximately 71,000 square feet. The smaller format clubs are designed to serve markets whose population is not sufficient to support a full-sized warehouse club. Including space for parking, a typical full-sized BJ’s club requires 13 to 14 acres of land. The smaller version typically requires approximately eight acres. Our clubs are located in both free-standing locations and shopping centers.

Construction and site development costs for a full-sized owned BJ’s club generally range from $6 million to $10 million. Land acquisition costs for a club generally range from $5 million to $10 million but can be significantly higher in some locations. We also invest $3 to $4 million for fixtures and equipment and approximately $2 million for inventory (net of accounts payable) and incur approximately $0.9 to $1.0 million for preopening costs in a new full-sized club.

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

Food accounted for approximately 60% of BJ’s total food and general merchandise sales in 2006. The remaining 40% consisted of a wide variety of general merchandise items. Food categories at BJ’s include frozen foods, fresh meat and dairy products, beverages, dry grocery items, fresh produce and flowers, canned goods and household paper products. General merchandise includes consumer electronics, prerecorded media, small appliances, tires, jewelry, health and beauty aids, household needs, computer software, books, greeting cards, apparel, furniture, toys and seasonal items. We believe that more than 70% of our products are items that can also be found in supermarkets.

We continued to expand our private brands program during 2006. BJ’s consumer-focused private brand products are primarily premium quality and generally are priced well below the top branded competing product. At the end of 2006, our private brand products had achieved a sales penetration of approximately 13% of food and general merchandise sales on an annualized basis. We expect our private brand products to continue to represent an increasing percentage of sales over time.

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

On January 4, 2007, we announced that we were closing our 46 in-club pharmacies. All of the pharmacies were closed by February 22, 2007. See Note C of Notes to Consolidated Financial Statements for additional information.

As of February 3, 2007, we had 96 gas stations in operation at our clubs. The gas stations are generally self-service, relying on “pay at the pump” technology that accepts MasterCard®, VISA®, Discover®, American Express® and debit card transactions. Cash is also accepted at some locations. Both regular and premium gasoline are available. We have generally maintained our gas prices below the average prices in each market.

Our “BJ’s Premier Benefits™” program is designed to enhance the value of BJ’s membership to both consumer and business members. Included in the program are discounted rates for payment processing of all major credit cards; an automobile buying service; printing of business forms and checks; and installation of home security systems.

Membership

Paid membership is an essential part of the warehouse club concept. In addition to providing a source of revenue which permits us to offer low prices, membership reinforces customer loyalty. We have two types of members: Inner Circle members and business members. Most of our Inner Circle members are likely to be home owners whose incomes are above the average for the Company’s trading areas. We believe that a significant percentage of our business members also shops BJ’s for their personal needs. We had approximately 8.7 million BJ’s members (including supplemental cardholders) at February 3, 2007.

We generally charge $45 per year for a primary Inner Circle membership that includes one free supplemental membership. Members in the same household may purchase additional supplemental memberships for $20 each. A business membership also costs $45 per year and includes one free supplemental membership. Additional supplemental business memberships cost $20 each.

BJ’s Rewards MembershipSM program, which is geared to high frequency, high volume members, offers a 2% rebate, capped at $500 per year, on generally all in-club purchases. The annual fee for a BJ’s Rewards Membership is $80. At the end of 2006, Rewards Members accounted for approximately 5% of our primary members and approximately 13% of our food and general merchandise sales during the year.

Advertising and Public Relations

We increase customer awareness of our clubs primarily through direct mail, public relations efforts, new club marketing programs, and, during the holiday season, television and radio advertising (some of which is vendor funded) and the BJ’s Journal, a publication sent to our members throughout the year. We also employ dedicated marketing personnel who solicit potential business members and who contact other selected organizations to increase the number of members. Twice a year, we run free trial membership promotions to attract new members, with the objective of converting them to paid membership status, and also use one-day passes to introduce non-members to our clubs. These programs result in very low marketing expenses compared with typical retailers.

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

We have been able to limit inventory shrinkage to levels well below those typical of other retailers by strictly controlling the exits of our clubs, by generally limiting customers to members and by using state-of-the-art electronic article surveillance technology. Our inventory shrinkage was no more than .25% of net sales in each of the last five fiscal years. Problems associated with payments by check have been insignificant, as members who issue dishonored checks are restricted to cash-only terms. Our policy is to accept returns of most merchandise within 30 days after purchase.

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

Information Technology

Over the course of our development, we have made a significant investment in information systems. We were the first warehouse club operator to introduce scanning devices which work in conjunction with our electronic point of sale terminals. In recent years, we have enhanced the efficiency of our checkout process and implemented an on-line refund system at the clubs to more effectively process sales returns. We believe that we are the only operator in the warehouse club industry to offer self-checkout throughout a major portion of its clubs. As of February 3, 2007, we have expanded this technology to approximately 85% of our BJ’s clubs.

Sales data is generally analyzed daily for replenishment purposes. Detailed purchasing data permits the buying staff and club managers to track changes in members’ buying behavior. Detailed shrinkage information by SKU by club allows management to quickly identify inventory shrinkage problems and formulate effective action plans.

Competition

We compete with a wide range of national, regional and local retailers and wholesalers selling food and/or general merchandise in our markets, including supermarkets, supercenters, general merchandise chains, specialty chains, gasoline stations and other warehouse clubs, some of which have significantly greater financial and marketing resources than BJ’s. Major competitors that operate warehouse clubs include Costco Wholesale Corporation and Sam’s Clubs (a division of Wal-Mart Stores, Inc.), each of which operates on a nationwide and multi-national basis.

A large number of competitive membership warehouse clubs exists in our markets. Approximately 84% of our 153 full-sized warehouse clubs have at least one competitive membership warehouse club in their trading areas at a distance of about ten miles or less. One of the smaller format clubs has direct competition from other warehouse clubs within ten miles.

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

Employees

As of January 28, 2006, we had approximately 21,200 full-time and part-time employees (“team members”). None of our team members is represented by a union. We consider our relations with our team members to be excellent.

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

You may read and copy any reports, statements or other information that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding companies that file electronically with the SEC. The address of this Internet site is http://www.sec.gov.

Certifications

The Company’s Chief Executive Officer and Chief Financial Officer have provided the certification required by Rule 13a-14(a) under the Exchange Act, copies of which are filed as exhibits to this Form 10-K. In addition, an annual Chief Executive Officer certification was submitted by the Company’s Chief Executive Officer to the New York Stock Exchange on June 7, 2006, in accordance with the New York Stock Exchange’s listing requirements.

Item 1A.    Risk Factors

The risk factors which appear below could materially affect our business, financial condition and results of operations. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall economic and industry conditions, especially in the Eastern United States where most of our clubs are located, geopolitical events, changes in laws or accounting rules, terrorism, major health concerns or other disruptions of expected economic or business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are not material also may impair our business results of operations and financial condition.

Competition May Adversely Affect Our Profitability

We compete with a wide range of national, regional and local retailers and wholesalers selling food and/or general merchandise in our markets. Some of these competitors, including two major competitors (Sam’s Clubs (a division of Wal-Mart Stores, Inc.) and Costco Wholesale Corporation) who operate on a nationwide basis, have significantly greater financial and marketing resources than BJ’s. These retailers and wholesalers compete in a variety of ways, including price, location, services offered to customers and merchandise selection. We cannot assure you that we will be able to compete successfully with existing or future competitors. Our inability to respond effectively to competitive factors may have an adverse effect on our profitability as a result of lower sales and increased operating costs.

New Store Openings are Critical to Our Growth

Our long-term sales and income growth is dependent to a certain degree on our ability to open new clubs and gasoline stations in both existing markets and new markets. We cannot assure you that we will be able to achieve our planned expansion on a timely and profitable basis. Our expansion is dependent on finding suitable locations, which may be affected by local regulations and construction and development costs and competition from other retailers for particular sites. In addition, we may not be able to hire, train and retain a suitable work force to staff these locations or successfully integrate new clubs into our existing infrastructure. As a result, we may be unable to open new clubs at the rates expected or operate the clubs in a profitable manner.

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

Our quarterly operating results may be adversely affected by losses in new clubs, price changes in response to competitors’ prices, increases in operating costs, weather conditions, natural disasters, local economic conditions and the timing of new club openings and related start-up costs. Our quarterly operating results may also be affected by the volatility in gasoline and energy prices. As a result, our quarterly operating results are not necessarily indicative of the results to be expected for any other quarter.

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

Insurance Claims Could Adversely Impact our Results of Operations

We use a combination of insurance and self-insurance plans to provide for potential liability for workers’ compensation, general liability, property, fiduciary liability and employee health care and life insurance claims. Liabilities associated with risk retained by the Company are estimated, with the assistance of valuations provided by third-party actuaries, historical loss development factors and other assumptions believed to be reasonable under the circumstances. Our results of operations could be adversely impacted if actual future occurrences and claims differ from our assumptions and historical trends.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We operated 172 warehouse club locations as of February 3, 2007, of which 112 are leased under long-term leases and 48 are owned. We own the buildings at the remaining 12 locations, which are subject to long-term ground leases. A listing of the number of Company locations in each state is shown on page 2.

The unexpired terms of our leases range from approximately 1 to 34 years, and average approximately 12 years. We have options to renew all but two of our leases for periods that range from approximately 5 to 50 years and average approximately 21 years. These leases require fixed monthly rental payments which are subject to various adjustments. Certain leases require payment of a percentage of the warehouse club’s gross sales in excess of certain amounts. Generally, all leases require that we pay all property taxes, insurance, utilities and other operating costs.

Our home offices in Natick, Massachusetts, occupy a total of 166,000 square feet. Leases for 125,000 square feet and 4,000 square feet expire on January 31, 2011 and 2009, respectively. Leases for 37,000 square feet expire on January 31, 2009, with options to extend these leases through January 31, 2016. We own two cross-dock facilities, which occupy a total of 1,098,000 square feet, and also lease one cross-dock facility, which occupies a total of 634,000 square feet under a lease which expires in 2021, with options to extend this lease through 2041.

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

Discussions of the House2Home bankruptcy proceeding and the VISA/Master Card antitrust litigation appear in Notes E and N, respectively, to the Financial Statements (which are incorporated herein by reference).

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of BJ’s security holders during the fourth quarter of the fiscal year ended February 3, 2007.

Item 4A.    Executive Officers of the Registrant

Name	Age	Office and Employment During Last Five Years
Herbert J Zarkin	68	President and Chief Executive Officer of the Company since February 2007; Interim Chief Executive Officer of the Company from November 2006 to February 2007; Chairman of the Board of the Company since July 1997; President, Chief Executive Officer and Director of Waban (1993-1997); President of the BJ’s Division of Waban (the “BJ’s Division”) (1990-1993). Mr. Zarkin was also Chairman of Waban (later known as House2Home) from July 1997 to June 2002 and was President and Chief Executive Officer of House2Home from March 2000 to September 2001.

Frank D. Forward	52	Executive Vice President, Chief Financial Officer since January 2007, Executive Vice President, Chief Administrative Officer and Interim Chief Financial Officer of the Company December 2005-January 2007; Executive Vice President and Chief Administrative Officer of the Company (May 2005-December 2005); Executive Vice President and Chief Financial Officer of the Company (July 1997-May 2005)

Thomas F. Gallagher	55	Executive Vice President, Club Operations of the Company since February 2007; Senior Vice President, Director of Field Operations (September 2002-January 2007); Zone Vice President (February 2002-September 2002)

Laura Sen	50	Executive Vice President, Merchandising and Logistics of the Company since January 2007; Principal, Sen Retail Consulting (September 2003-December 2006); Executive Vice President, Merchandising and Logistics of the Company (July 1997-February 2003)

Lon F. Povich	47	Senior Vice President, General Counsel and Secretary of the Company since February 2007; Vice President and General Counsel of The Boston Consulting Group, Inc., a management consulting firm, from February 1996 to February 2007.

All officers serve at the discretion of the Board of Directors and hold office until the next annual meeting of the Board of Directors and until their successors are elected and qualified.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BJ’s common stock is listed on the New York Stock Exchange under the symbol “BJ”. The quarterly high and low stock prices for the fiscal years ended February 3, 2007 and January 28, 2006 were as follows:

	Fiscal Year Ended February 3, 2007		Fiscal Year Ended January 28, 2006
Quarter	High	Low	High	Low
First	$33.07	$29.46	$34.70	$25.96
Second	30.76	25.49	32.92	26.65
Third	29.98	25.18	32.11	25.30
Fourth	32.99	27.57	32.50	25.30

The approximate number of stockholders of record at March 23, 2007 was 2,000. BJ’s has never declared or paid any cash dividends on its common stock and has no present plans to do so. For restrictions on the payment of dividends, see Note D of Notes to the Consolidated Financial Statements included elsewhere in this report.

The following table summarizes our share repurchase activity in the quarter ended February 3, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
2006				(Dollars in Thousands)
Oct 29 – Nov 25	155,790	$28.49	155,790	$64,939
Nov 26 – Dec 30	151,058	31.46	151,058	60,186
Dec 31 – Feb 3	220,000	30.58	220,000	53,459

Total for the quarter	526,848	$30.22	526,848	$53,459

(1)	We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; and additional increases of $100 million each in press releases dated September 26, 2001, August 20, 2002, March 1, 2005, and April 5, 2006. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through February 3, 2007, we repurchased approximately 18.2 million shares for a total of $546.5 million, leaving a remaining authorization of $53.5 million.

Item 6.    Selected Financial Data

	Fiscal Year Ended
	Feb. 03 2007	Jan. 28, 2006	Jan. 29, 2005	Jan. 31, 2004	Feb. 1, 2003
	(53 weeks)
	(Dollars in Thousands except Per Share Data)
Income Statement Data
Net sales	$8,303,496	$7,748,184	$7,215,968	$6,553,924	$5,728,955
Membership fees and other	176,785	165,919	155,060	139,411	130,747

Total revenues	8,480,281	7,914,103	7,371,028	6,693,335	5,859,702

Cost of sales, including buying and occupancy costs (1)	7,626,789	7,083,642	6,612,068	6,018,088	5,212,124
Selling, general and administrative expenses	697,585	604,187	554,575	502,673	416,063
Provision for credit card claims (2)	2,000	4,000	7,000	—	—
Preopening expenses (1)	9,524	7,601	13,199	8,875	11,735

Operating income	144,383	214,673	184,186	163,699	219,780
Interest income (expense), net	2,638	2,742	803	(74)	293
Gain on contingent lease obligations (3)	3,119	4,494	9,424	4,488	15,607

Income from continuing operations before income taxes and cumulative effect of accounting principle changes	150,140	221,909	194,413	168,113	235,680
Provision for income taxes	57,183	86,503	74,799	63,318	89,871

Income from continuing operations before cumulative effect of accounting principle changes	92,957	135,406	119,614	104,795	145,809
Loss from discontinued operations, net of income tax benefit (3)	(20,941)	(6,873)	(5,213)	(676)	(14,943)

Income before cumulative effect of accounting principle changes	72,016	128,533	114,401	104,119	130,866
Cumulative effect of accounting principle changes (4)	—	—	—	(1,253)	—

Net income	$72,016	$128,533	$114,401	$102,866	$130,866

Income per common share:
Basic earnings per share:
Income from continuing operations before cumulative effect of accounting principle changes	$1.42	$1.99	$1.72	$1.51	$2.07
Loss from discontinued operations	(0.32)	(0.10)	(0.08)	(0.01)	(0.21)
Cumulative effect of accounting principle changes	—	—	—	(0.02)	—

Net income	$1.10	$1.89	$1.64	$1.48	$1.86

Diluted earnings per share:
Income from continuing operations before cumulative effect of accounting principle changes	$1.40	$1.97	$1.71	$1.50	$2.05
Loss from discontinued operations	(0.32)	(0.10)	(0.08)	(0.01)	(0.21)
Cumulative effect of accounting principle changes	—	—	—	(0.02)	—

Net income	$1.08	$1.87	$1.63	$1.47	$1.84

Balance Sheet Data
Working capital	$203,000	$257,503	$208,852	$147,287	$117,042
Total assets	1,992,811	1,989,849	1,891,514	1,721,359	1,480,957
Long-term debt and obligations under capital leases	2,243	2,737	3,196	3,625	—
Stockholders’ equity	1,019,887	1,015,979	939,167	852,221	740,803
Clubs open at end of year	172	163	155	150	140

(1)	See Note E of Notes to Consolidated Financial Statements
(2)	See Note F of Notes to Consolidated Financial Statements
(3)	See Note C of Notes to Consolidated Financial Statements
(4)	Adoption of SFAS No. 143 in fiscal year ended January 31, 2004

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless noted otherwise, the fiscal year ended February 3, 2007 is referred to as “2006.” Other fiscal years are referred to in a similar manner.

General Overview

BJ’s is a leading warehouse club operator in the eastern United States. As of February 3, 2007, we operated 172 BJ’s warehouse clubs, 96 of which operate gasoline stations, in 16 states.

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

Comparable store sales performance is an important measure throughout the retail industry. Our comparable club sales increase from 2005 to 2006 was 1.2%, including a contribution from gasoline of 0.7%. From 2004 to 2005 comparable club sales increased by 3.6%, including a contribution from gasoline sales of 1.3%. From 2003 to 2004, our comparable club sales increased by 6.0%, including a contribution from gasoline sales of 1.1%.

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

We place a great deal of emphasis on control of our inventories. Because of our high sales volumes and inventory turns, we are able to generate cash from a large portion of our inventory before we are required to pay our merchandise vendors. The majority of our inventory purchases are routed through our cross-dock facilities, including a new 618,000 square foot facility in Uxbridge, Massachusetts, which opened in the summer of 2006 and two other cross-docks, which were built within the last five years. We monitor several inventory-related measures, including inventory turns, accounts payable as a percentage of inventories, average inventories per club and shrinkage as a percentage of sales.

Overview of 2006 Operations

Our earnings for 2006 were negatively impacted by lower-than-planned sales and merchandise margins. The decline in merchandise margins reflected weaker sales in higher margin general merchandise departments, including apparel, jewelry, furniture and toys, and a higher penetration of lower margin consumer electronics and gasoline sales. The margin rate was also adversely affected by a higher level of markdowns as compared to 2005, especially in the fourth quarter.

On January 4, 2007, we announced our plans to close all 46 of our in-club pharmacies and our ProFoods Restaurant Supply clubs. The closing of our ProFoods clubs concluded our two-club test into the food service business that targeted professional food vendors and restaurant owners. Both clubs were closed by the end of our 2006 fiscal year. All of the pharmacies were closed by February 22, 2007.

The fourth quarter of 2006 was also marked by a number of changes in our senior management team, including a new President and Chief Executive Officer and a new Executive Vice President of Merchandising and Logistic.

In 2006, we opened a total of nine new clubs. In July 2006, we opened our new state-of-the-art cross-dock facility in Uxbridge, MA. In September 2006, we launched a transactional website for BJ’s members with approximately 2,000 quality products in a range of general merchandise categories, including computers, home products, electronics, gifts, entertainment and health and fitness offerings.

Despite a $5 membership fee increase that went into effect on January 1, 2006, our membership renewal rates were essentially unchanged from the prior year.

We continued to buy back BJ’s common stock, repurchasing approximately 4.2 million shares for $118.4 million in 2006.

Outlook for 2007

Our priorities in 2007 will be to retain and attract more members, and to improve our merchandise presentation and pricing, while expanding merchandise margin through an improved mix of sales. We are evaluating every aspect of merchandising, including clarity of offering, presentation, quality, margin potential and pricing.

We are adding more in club membership specialists to help potential members get the most out of their BJ’s experience, particularly during our trial membership programs. In the field, we are expanding the number of marketing specialists, whose mission is to generate group memberships through sales calls to corporations and small businesses.

We plan to be more price competitive on items that drive traffic and to make other price adjustments to improve our overall pricing structure. We plan to reduce the volume of product coupons to a level that is more consistent with our everyday low pricing model.

We are committed to making major improvements in our offerings of perishable food, both in terms of product quality and space allocation. We are planning to expand our assortments of organic and prepared foods as well as other high-margin perishables such as imported cheeses and fresh meat. In order to insure high standards, we are investing in additional training of our in-club perishable managers.

On the general merchandise side of our business, we are focused on improving assortments and presentation in higher margin fashion departments such as apparel and jewelry, which had disappointing sales in 2006. We also plan to expand the assortment of online merchandise while adding new features and functionality to the e-commerce site.

We plan to open 8 to 10 new clubs in 2007.

We believe that we have built a strong management team with many years of warehouse club experience. This team is committed to its shared vision for a renewed focus on BJ’s core business.

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

Reserves for Closed Store and Facility Lease Obligations

During the fiscal year ended February 3, 2007, we closed our two ProFoods Restaurant Supply clubs and our Franklin, MA, cross-dock facility, which was relocated to a larger facility in Uxbridge, MA. We established reserves for our lease liabilities for each of the closed locations.

Our recorded liabilities for the ProFoods clubs are based on the present value of rent liabilities under the two leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of these lease obligations. This rate was based on the incremental borrowing rate for the Company during the weighted average period of time over which these obligations are expected to be paid. Our recorded liabilities for the Franklin location are also based on our rent liabilities under the lease, reduced by estimated sublease income for this property.

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

We made lump sum payments to settle the leases for two of the three BJ’s closed clubs. The reserve at February 3, 2007 is based on the present value of our rent liability under the lease for the remaining club, including real estate taxes and common area maintenance charges, reduced by estimated income from subleasing the property. We will continue to use an annual discount rate of 6% to calculate the present value of the obligation.

A considerable amount of judgment was involved in determining our net liability related to closed club and facility leases, particularly in estimating potential sublease income. Based on our knowledge of real estate conditions in the local markets and our experience in those markets, we assume an average period of time it would take to sublease the properties and the amount of potential sublease income for each property. We reassess our liability for closed club leases at least every quarter and adjust our reserves accordingly when our estimates change.

See Note C of Notes to Consolidated Financial Statements for additional information on our closed locations.

Share-Based Payment

As described in more detail in Note A to the consolidated financial statements, we adopted SFAS 123(R) at the beginning of fiscal 2006. Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) requires that the cost of our employee stock options and restricted stock awards is reflected in our financial statements based on the estimated fair value of the awards on the grant date. The cost of these awards will be recognized over the period during which the employee is required to provide service in exchange for the awards or the requisite service period, which is typically the vesting period.

In adopting SFAS 123(R), we elected the modified prospective application (MPA) transition method. In accordance with this method, we did not restate prior year financial statements. Prior to the beginning of this year’s first quarter, we accounted for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Under APB 25, no stock-based employee compensation cost for stock options was reflected in net income. We are disclosing the effect on net income and earnings per share for prior periods presented had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to stock-based employee compensation.

We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. A discussion of the assumptions we used in applying the Black-Scholes model is contained in Note H. Certain assumptions and inputs, particularly the market price on the grant date, the expected volatility of our stock and the expected option life, can have a significant effect on the fair value of options granted.

As permitted by SFAS 123(R), we made a policy decision to employ straight-line attribution to recognize the cost of awards that have graded vesting features and service conditions only. Prior to the adoption of SFAS 123(R), we used straight-line attribution to recognize stock option awards for pro forma reporting purposes and graded vesting attribution for restricted stock with graded vesting features and service conditions only.

It has been our policy to issue treasury shares upon option exercises and upon issuance of restricted stock. We plan to continue to repurchase our stock during 2007 and expect that treasury shares will be issued in connection with stock option exercises and restricted stock awards during that period.

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

Results of Operations

The following table presents income statement data for continuing operations for the last three fiscal years:

	Fiscal Year Ended
	February 3, 2007		January 28, 2006		January 29, 2005
	$	% of Sales	$	% of Sales	$	% of Sales
	(Dollars in Millions except Per Share Amounts)
Net sales	$8,303.5	100.0%	$7,748.2	100.0%	$7,216.0	100.0%
Membership fees and other	176.8	2.1	165.9	2.1	155.0	2.1

Total revenues	8,480.3	102.1	7,914.1	102.1	7,371.0	102.1

Cost of sales, including buying and occupancy costs	7,626.8	91.9	7,083.6	91.4	6,612.0	91.6
Selling, general and administrative expenses	697.6	8.4	604.2	7.8	554.6	7.7
Provision for credit card claims	2.0	0.0	4.0	0.1	7.0	0.1
Preopening expenses	9.5	0.1	7.6	0.1	13.2	0.2

Operating income	144.4	1.7	214.7	2.7	184.2	2.6
Interest income, net	2.6	0.0	2.7	0.0	0.8	0.0
Gain on contingent lease obligations	3.1	0.1	4.5	0.1	9.4	0.1

Income from continuing operations before income taxes	150.1	1.8	221.9	2.8	194.4	2.7
Provision for income taxes	57.1	0.7	86.5	1.1	74.8	1.0

Income from continuing operations	$93.0	1.1%	$135.4	1.7%	$119.6	1.7%

Diluted earnings per common share	$1.40		$1.97		$1.71

Number of clubs in operation at year end	172		163		155

Comparison of 2006 to 2005

Net sales increased by 7.2% from 2005 to 2006, due to comparable club sales increases, the opening of new clubs and new gasoline stations and a 53rd week of sales. The increase in comparable club sales represented approximately 23% of the total increase in net sales from 2005 to 2006. New clubs, new gasoline stations and a 53rd week of sales accounted for the remainder of the increase. Food accounted for 60% of total food and general merchandise sales in 2006 versus 59% in 2005.

Comparable club sales increased by 1.2% from 2005 to 2006, including a contribution from gasoline sales of 0.7%. On a comparable club basis, food sales increased by 1.6% and general merchandise sales decreased by 1.0% in 2006. Our fresh food sales were strong, particularly in produce. Sales of soda and water and paper products were also strong. In general merchandise, sales of televisions and beauty care products were strong. Weaker categories included jewelry, apparel, prerecorded video and office supplies.

Total revenues included membership fees of $162.2 million in 2006 versus $150.0 million in 2005. This increase was due primarily to the membership fee increase that went into effect on January 1, 2006 and new clubs. At the end of 2006, Rewards members accounted for approximately 5% of our primary members, approximately the same percentage as the previous year. During 2006, Rewards members accounted for approximately 13% of our food and general merchandise sales, up from approximately 10% of food and general merchandise sales in 2005. In 2006, Inner Circle members renewed at a rate of 83.0% and Business members renewed at a rate of 87.4%. These renewal rates were essentially unchanged from those of 2005.

Cost of sales (including buying and occupancy expenses) was 91.85% of net sales in 2006 versus 91.42% of net sales in 2005. The increase in the cost of sales ratio was primarily attributable to a decrease in merchandise gross margins, which reflected weaker sales in higher margin merchandise departments, including apparel, jewelry, furniture and toys, and a higher penetration of lower margin consumer electronics and gasoline, which carries a significantly lower margin than the remainder of our business. Gross margin rates for gasoline were also lower than last year. Buying and occupancy costs, as a percentage of sales, increased in 2006 by four basis points over 2005, due mainly to increases in utilities, common area maintenance and general repairs and maintenance totaling 14 basis points, partially offset by a decrease of eight basis points in depreciation.

To offset some of the volatility in the cost of our retail gasoline sales, beginning in 2006 we were periodically hedging a portion of our anticipated future petroleum product sales through the use of derivative contracts. To date, we have employed only exchange traded options to effectuate these hedges. We have not designated these contracts as hedges; therefore we adjust the value of these options contracts to fair market value at the end of each reporting period, with the corresponding gain or loss reflected in cost of sales. In 2006, we recognized a pretax loss of $381,000 from our gasoline hedging activities. There were no gasoline hedging positions open at February 3, 2007.

Selling, general and administrative (“SG&A”) expenses were 8.40% of net sales in 2006 versus 7.80% in 2005. The increase in the SG&A ratio was due primarily to an increase of 18 basis points in share-based compensation expense; 14 basis points in club payroll and fringe expenses; eleven basis points in asset impairment costs; nine basis points for pharmacy closing costs; eight basis points in credit costs seven basis points in advertising; six basis points in severance costs related to the corporate restructuring; and three basis points for closing costs for the Franklin, MA, cross-dock facility. These items in total amounted to an increase of 76 basis points. They were partially offset by decreases in home office fringe expenses of 15 basis points, mainly for reductions in cash-based incentive pay.

Total SG&A expenses rose by $93.4 million from 2005 to 2006, due mainly to the factors that increased SG&A expenses as a percentage of sales, as well as the addition of new clubs. Payroll and payroll benefits accounted for 74% of all SG&A expenses in 2006 versus 78% in 2005. Payroll and payroll benefits accounted for 48% of the increase in SG&A expenses. Costs associated with long lived asset impairments, the closing of pharmacies and severance related to the corporate restructuring accounted for approximately 22% of the increase in SG&A expenses from 2005 to 2006.

In 2005, we recorded additional pretax charges of $4.0 million to reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. In 2006, we recorded additional pretax charges of $2.0 million to increase our reserve, primarily because of increases in our estimate of legal costs to be incurred in connection with this matter. See Note F of Notes to Consolidated Financial Statements for additional information.

Preopening expenses were $9.5 million in 2006 versus $7.6 million in 2005. We opened nine new clubs and relocated a cross-dock facility in 2006. We opened eight new clubs and relocated one club in 2005.

Interest income, net was $2.6 million in 2006 compared with $2.7 million in 2005. See Note M of Notes to Consolidated Financial Statements for a summary of the components of interest income, net.

During 2006, we received pretax recoveries of House2Home bankruptcy claims totaling $3.1 million, ($2.1 million post-tax) which we recorded in gain on contingent lease obligations. During 2005, we received pretax recoveries of House2Home bankruptcy claims totaling $4.4 million, which we also recorded in gain on contingent lease obligations. We also recorded a gain of $0.1 million to decrease our reserve for contingent lease obligations in 2005. On a post-tax basis, these gains were $3.1 million. The Bankruptcy Court has closed the House2Home case and we do not expect to receive further payments on our claims.

Our income tax provision was 38.1% of pretax income from continuing operations in 2006 versus 39.0% in 2005. Our lower 2006 effective tax rate was due mainly to state tax credits which we realized in connection with the opening of our new cross-dock facility in Uxbridge, Massachusetts, and to House2Home bankruptcy recoveries, portions of which were nontaxable.

Income from continuing operations was $93.0 million, or $1.40 per diluted share, in 2006 versus $135.4 million, or $1.97 per diluted share, in 2005.

In 2006, income from continuing operations included the following post-tax income and expense items:

•	Expense of $10.9 million, or $.16 per diluted share, to record stock-based compensation.

•	Expense of $5.2 million, or $.08 per diluted share, to record impairment of long-lived assets.

•	Expense of $4.3 million, or $.06 per diluted share, to record the closing of our in-club pharmacies.

•	Expense of $2.9 million, or $.04 per diluted share, to record severance pay and associated expenses related to corporate restructuring.

•	Expense of $1.2 million, or $.02 per diluted share, to increase the reserve for credit card claims.

•	Income of $4.0 million, or $.06 per diluted share, resulting from the 53rd week of sales.

•	Income of $2.1 million, or $.03 per diluted share, from House2Home bankruptcy recoveries.

In 2005, income from continuing operations included the following post-tax income and expense items:

•	Income of $3.1 million, or $.04 per diluted share, to record House2Home bankruptcy recoveries and reductions to our reserve for contingent lease obligations.

•	Income of $1.9 million, or $.03 per diluted share, in connection with a settlement in the VISA/MasterCard antitrust class action litigation.

•	Expense of $2.4 million, or $.03 per diluted share, to increase the reserve for credit card claims.

•	Expense of $0.8 million, or $.01 per diluted share, to record stock-based compensation.

Loss from discontinued operations, net of tax, was $20.9 million, or $.32 per diluted share, in 2006. This loss consisted of post-tax expenses of $15.2 million incurred in connection with closing the two ProFoods clubs and a net loss of $5.5 million incurred by the ProFoods clubs in 2006. The remainder of the loss from discontinued operations was attributable to interest accretion charges related to a BJ’s club which closed in November 2002.

Loss from discontinued operations, net of tax, was $6.9 million, or $.10 per diluted share, in 2005. This loss consisted primarily of a net loss of $6.6 million incurred by the ProFoods clubs in 2005. The remainder of the loss from discontinued operations was attributable to interest accretion charges.

Net income was $72.0 million, or $1.08 per diluted share, in 2006 versus $128.5 million, or $1.87 per diluted share, in 2005.

Comparison of 2005 to 2004

Net sales increased by 7.4% from 2004 to 2005, due to comparable club sales increases and to the opening of new clubs and new gasoline stations. The increase in comparable club sales represented approximately 48% of the total increase in net sales from 2004 to 2005. New clubs and new gasoline stations accounted for the remainder of the increase. Food accounted for 59% of total food and general merchandise sales in 2005 versus 57% in 2004.

Comparable club sales increased by 3.6% from 2004 to 2005, including a contribution from gasoline sales of 1.3%. On a comparable club basis, food sales increased by 5.6% and general merchandise sales decreased by 2.2% in 2005. Food sales were paced by our fresh food business, particularly produce. Sales of soda and water, juices, paper products and coffee were also strong. In general merchandise, sales of televisions, beauty care products and tires were strong. Weaker categories included audio/video, office equipment and supplies, computer software and furniture.

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

Cost of sales (including buying and occupancy expenses) was 91.42% of net sales in 2005 versus 91.63% of net sales in 2004. The decrease in the cost of sales ratio was attributable to higher merchandise gross margin rates, partially offset by the increased proportion of gasoline sales, which carry a significantly lower margin than the remainder of our business, and an increase in buying and occupancy costs as a percentage of sales.

The increase in the merchandise gross margin ratio was due in large part to a significant increase in private brand sales, as well as reduced acquisition costs realized through global sourcing and e-sourcing. The gross margin rate on gasoline sales in 2005 was lower than that of the previous year. Buying and occupancy costs as a percentage of sales increased by approximately 19 basis points, due mainly to higher costs for utilities.

Selling, general and administrative (“SG&A”) expenses were 7.80% of net sales in 2005 versus 7.69% in 2004. The increase in the SG&A ratio was due mainly to increases in payroll and fringe benefits, insurance and marketing, partially offset by the $3.1 million pretax VISA/MasterCard settlement (see Note N of Notes to Consolidated Financial Statements).

Total SG&A expenses rose by $49.6 million from 2004 to 2005, due mainly to the factors that increased SG&A expenses as a percentage of sales, as well as the addition of new clubs. Payroll and payroll benefits accounted for 77% of all SG&A expenses in 2005 and 2004. Payroll and payroll benefits accounted for 76% of the increase in SG&A expenses from 2004 to 2005.

In 2004, we recorded pretax charges of $7.0 million to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. In 2005 we recorded additional pretax charges of $4.0 million to increase our reserve, primarily because of increases in our estimate of legal costs to be incurred in connection with this matter. See Note F of Notes to Consolidated Financial Statements for additional information.

Preopening expenses were $7.6 million in 2005 versus $13.2 million in 2004. Preopening expenses in 2004 included corrections to our accounting for leases of $8.1 million. See Note E of Notes to Consolidated Financial Statements for additional information. We opened eight new clubs and relocated one club in 2005. We opened seven new clubs in 2004.

Interest income, net was $2.7 million in 2005 compared with $0.8 million in 2004. This change was due mainly to increases in interest rates, as well as higher levels of invested cash in 2005. See Note M of Notes to Consolidated Financial Statements for a summary of the components of interest income, net.

During 2005, we received pretax recoveries of House2Home bankruptcy claims totaling $4.4 million, which we recorded in gain on contingent lease obligations. We also recorded a gain of $0.1 million to decrease our reserve for contingent lease obligations in 2005. We recorded pretax gains of $2.7 million in 2004 to reduce our liability for contingent lease obligations. These were partially offset by pretax accretion charges in connection with these obligations of $0.2 million. During 2004, we also received pretax recoveries on account of our House2Home bankruptcy claims of $7.0 million. See Note E of Notes to Consolidated Financial Statements for additional information.

In October 2004, we began testing a concept that was new to BJ’s by opening the first of two new clubs in the Metro New York market exclusively for food service businesses under the name “ProFoods Restaurant Supply”. Our second ProFoods club was opened in January 2005. The business model for ProFoods was built on somewhat higher merchandise margins than those generated by a wholesale club, free memberships and a broad merchandise assortment to support one-stop shopping, primarily on a cash and carry basis. We considered ProFoods as a new venture that would take time to develop. The ProFoods clubs did not perform fully to our expectations. We closed these clubs in January 2007.

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

Income from continuing operations was $135.4 million, or $1.97 per diluted share, in 2005 versus $119.6 million, or $1.71 per diluted share, in 2004.

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

Loss from discontinued operations, net of tax, was $6.9 million, or $.10 per diluted share, in 2005. This loss consisted primarily of a net loss of $6.6 million incurred by ProFoods in 2005. The remainder of the loss from discontinued operations was attributable to interest accretion charges.

Loss from discontinued operations, net of tax, was $5.2 million in 2004. This loss consisted of $3.0 million incurred by ProFoods in 2004, a post-tax loss of $1.7 million to increase our reserve for BJ’s clubs that closed in 2002, and post-tax accretion charges of $0.5 million.

Net income was $128.5 million, or $1.87 per diluted share, in 2005 versus $114.4 million, or $1.63 per diluted share, in 2004.

Seasonality

BJ’s business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recently Issued Accounting Standards

See Summary of Accounting Policies – Recently Issued Accounting Standards in Note A to Consolidated Financial Statements for a summary of recently issued standards.

Liquidity and Capital Resources

Net cash provided by operating activities was $172.9 million in 2006 compared with $192.5 million in 2005 and $237.2 million in 2004. The decrease in net cash provided by operating activities in 2006 versus 2005 of $19.6 million was due principally to a decrease in net income of $56.5 million, offset by an increase in noncash items of $38.7 million. The balance of the decrease was related to changes in certain balance sheet accounts which are affected by the timing of payments and other factors. The decrease in cash due to the increase of merchandise inventories net of accounts payable was $39.2 million in 2006 versus $22.9 million in 2005. The ratio of accounts payable to merchandise inventories was 65.9% at the end of 2006 versus 68.5% at the end of 2005. The increase in merchandise inventories from the end of 2005 to 2006 was due primarily to new clubs. Average inventory per club was approximately $4.9 million at the end of both 2006 and 2005. The decrease in net cash provided by operating activities in 2005 versus 2004 was due principally to decreases in cash due to changes in certain balance sheet accounts, which are affected by the timing of payments. The largest year over year changes were $19.1 million in accrued income taxes; $13.5 million in accrued expenses; $10.6 million in merchandise inventories, net of accounts payable; and $6.6 million in noncurrent liabilities.

Cash expended for property additions was $190.8 million in 2006, $123.1 million in 2005 and $133.3 million in 2004. In 2006, we opened nine new clubs, one of which is owned at a location that is subject to a ground lease. The other new clubs are leased. We also opened nine new gasoline stations and our new cross-dock facility in Uxbridge, MA, which is an owned facility. Cash expenditures for property additions in 2006 included approximately $41 million for the Uxbridge cross-dock. In 2005, we opened eight new clubs and relocated one new club. All of these clubs are leased. We also opened six new gasoline stations in 2005.

We expect that capital expenditures will total approximately $140 to $160 million in 2007, based on plans to open 8 to 10 new clubs and approximately four gasoline stations. The timing of actual openings and the amount of related expenditures could vary from the estimates above due, among other things, to the complexity of the real estate development process.

On April 4, 2006, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s common stock. In 2006, we repurchased 4,166,048 shares of common stock for $118.4 million, or an average price of $28.43 per share. In 2005, we repurchased 2,535,600 shares of our common stock for $73.2 million, or an average price of $28.88 per share. In 2004, we repurchased 1,725,200 shares of our common stock for $45.3 million, or an average price of $26.27 per share. From the inception of our share repurchase activities in August 1998, we have repurchased a total of $546.5 million of common stock at an average cost of $30.04 per share. As of February 3, 2007, our remaining repurchase authorization was $53.5 million.

In January 2004, we assumed a real estate mortgage with a principal balance of $4,025,000 in connection with the purchase of a club that was previously leased. This debt carries an interest rate of 7%, is payable in monthly installments maturing through November 1, 2011 and has a prepayment penalty. The principal balance at February 3, 2007 was $2.7 million.

We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at February 3, 2007. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date of debt if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at February 3, 2007.

In addition to the credit agreement, we maintain a separate $82 million facility for letters of credit, primarily to support the purchase of inventories, of which $35.9 million was outstanding at February 3, 2007, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on April 30, 2007. We expect that this line will be renewed. As of February 3, 2007, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at February 3, 2007 and January 28, 2006.

In 2006, we established reserves for our liabilities related to leases for the two ProFoods clubs, which closed in the fourth quarter, and for our Franklin, MA cross-dock facility, which was relocated to a new facility in Uxbridge, MA, in the second quarter. We recorded a pretax charge of $25.7 million to close the ProFoods clubs, which included a charge of $14.0 million for fixed asset write-downs and $8.8 million for lease obligation costs. The charges for ProFoods lease obligations were based on the present value of rent liabilities under two leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of the obligations. As of February 3, 2007, our reserve for these obligations was $8.8 million.

In connection with the closing of the Franklin, MA, cross-dock, we recorded a pretax charge of $2.4 million for our remaining lease obligations for this property. These charges were based on our rent liabilities under the lease, reduced by estimated sublease income. As of February 3, 2007, our reserve for this obligation was $1.9 million.

During the third quarter of 2002, we established reserves for our liabilities related to leases for three BJ’s clubs which closed on November 9, 2002. In 2004 and 2005, we made lump sum payments to settle the leases for two of the three closed clubs. Our reserve of $8.3 million as of February 3, 2007 is based on the present value of our rent liability under the lease for the remaining club, including real estate taxes and common area maintenance charges, reduced by estimated income from subleasing the property. We will continue to use an annual discount rate of 6% to calculate the present value of the obligation.

We believe that the liabilities recorded in the financial statements adequately provide for our closed club and facility lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $41 million at February 3, 2007.

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

In 2005 and 2006, we recorded additional charges of $4.0 million ($2.4 million post-tax) and $2.0 million ($1.2 million post-tax), respectively, to increase our reserve. These charges were driven primarily by increases in our estimate of legal costs to be incurred in connection with this matter. As of February 3, 2007, the balance in the reserve was $5.4 million, which represented our best estimate of the remaining cost and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of March 31, 2007, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on our consolidated financial position or liquidity.

BJ’s had no off-balance sheet arrangements at any time during the fiscal year ended February 3, 2007.

The following summarizes our contractual cash obligations as of February 3, 2007 and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in Thousands)
Long-term debt	$3,234	$669	$1,338	$1,227	$—
Operating leases	2,266,413	138,592	288,948	285,098	1,553,775
Purchase obligations	386,674	348,594	26,014	6,558	5,508
Closed store lease obligations	18,984	4,189	7,182	2,189	5,424
Other long-term liabilities	53,043	112	11,898	8,113	32,920

	$2,728,348	$492,156	$335,380	$303,185	$1,597,627

In the table above, long-term debt consists of a real estate mortgage which matures through November 1, 2011. Amounts for long-term debt include interest as well as principal.

Amounts for operating leases reflect future minimum lease payments as disclosed in Note E of Notes to Consolidated Financial Statements. We have options to renew all but two of our leases. The table above does not reflect any lease payments we would make pursuant to such renewal options, except for ground leases that include reasonably assured renewal options.

Approximately 84% of purchase obligations represent future payments for merchandise purchases. The remainder consists primarily of capital commitments and purchased services.

Amounts for closed store lease obligations comprise our liabilities on the balance sheet at February 3, 2007 for two closed ProFoods clubs, a closed cross-dock facility and a closed BJ’s club. Timing of payments was based on our estimates of when these liabilities would likely be satisfied through lease payments, net of estimated sublease income.

Amounts for other long-term liabilities consist mainly of payments for self-insured worker’s compensation and general liability claims and for asset retirement obligations, both of which are included on our balance sheet at February 3, 2007. The estimated timing of payments for insurance claims was based primarily on recent payment experience. The timing of asset retirement obligation payments corresponds to the end of the estimated useful life assigned to the assets. Not included in other noncurrent liabilities in the table above were payments of $27.4 million for our rent escalation liabilities because they are already included in the “operating leases” line, and deferred revenue of $3.0 million, which is not a cash obligation.

Cash, cash equivalents and short-term marketable securities totaled $55.9 million as of February 3, 2007. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of our bank credit agreement, which expires April 2010. However, we may from time to time seek to obtain additional financing.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to market risk as of February 3, 2007 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at February 3, 2007. See Summary of Accounting Policies—Disclosures about Fair Value of Financial Instruments and Note D in Notes to Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(53 weeks)
	(Dollars in Thousands except Per Share Amounts)
Net sales	$8,303,496	$7,748,184	$7,215,968
Membership fees and other	176,785	165,919	155,060

Total revenues	8,480,281	7,914,103	7,371,028

Cost of sales, including buying and occupancy costs	7,626,789	7,083,642	6,612,068
Selling, general and administrative expenses	697,585	604,187	554,575
Provision for credit card claims	2,000	4,000	7,000
Preopening expenses	9,524	7,601	13,199

Operating income	144,383	214,673	184,186
Interest income, net	2,638	2,742	803
Gain on contingent lease obligations	3,119	4,494	9,424

Income from continuing operations before income taxes	150,140	221,909	194,413
Provision for income taxes	57,183	86,503	74,799

Income from continuing operations	92,957	135,406	119,614
Loss from discontinued operations, net of income tax benefit of $14,433, $4,428 and $3,370	(20,941)	(6,873)	(5,213)

Net income	$72,016	$128,533	$114,401

Basic earnings per share:
Income from continuing operations	$1.42	$1.99	$1.72
Loss from discontinued operations	(0.32)	(0.10)	(0.08)

Net income	$1.10	$1.89	$1.64

Diluted earnings per share:
Income from continuing operations	$1.40	$1.97	$1.71
Loss from discontinued operations	(0.32)	(0.10)	(0.08)

Net income	$1.08	$1.87	$1.63

Number of common shares for earnings per share computations:
Basic	65,530,278	68,005,849	69,580,978
Diluted	66,387,755	68,755,471	70,131,653

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

	February 3, 2007	January 28, 2006
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$55,877	$162,164
Accounts receivable	101,292	101,435
Merchandise inventories	850,902	813,270
Current deferred income taxes	34,633	24,805
Prepaid expenses	26,874	18,195

Total current assets	1,069,578	1,119,869

Property at cost:
Land and buildings	639,284	583,950
Leasehold costs and improvements	196,206	187,094
Furniture, fixtures and equipment	572,522	542,489

	1,408,012	1,313,533
Less: accumulated depreciation and amortization	507,864	466,108

	900,148	847,425
Other assets	23,085	22,555

Total assets	$1,992,811	$1,989,849

LIABILITIES
Current liabilities:
Current installments of long-term debt	$493	$460
Accounts payable	560,406	556,968
Accrued expenses and other current liabilities	266,864	252,575
Accrued federal and state income taxes	34,626	51,568
Closed store lease obligations due within one year	4,189	795

Total current liabilities	866,578	862,366

Long-term debt, less portion due within one year	2,243	2,737
Noncurrent closed store lease obligations	14,794	8,159
Other noncurrent liabilities	83,377	75,976
Deferred income taxes	5,932	24,632

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744
Additional paid-in capital	154,020	132,781
Unearned compensation	—	(1,797)
Retained earnings	1,158,137	1,105,913
Accumulated other comprehensive loss	(723)	—
Treasury stock, at cost, 9,629,542 and 7,017,305 shares	(292,291)	(221,662)

Total stockholders’ equity	1,019,887	1,015,979

Total liabilities and stockholders’ equity	$1,992,811	$1,989,849

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(53 weeks)
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$72,016	$128,533	$114,401
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit card claims	2,000	4,000	7,000
Gain on contingent lease obligations	—	(110)	(2,458)
Provision for closing and impairment costs	44,444	527	6,025
Provision for lease accounting corrections	—	—	7,234
Depreciation and amortization of property	105,253	103,807	98,900
Loss on property disposals	1,938	952	502
Other noncash items (net)	1,405	871	896
Share-based compensation expense	18,467	1,314	672
Deferred income taxes	(28,030)	(6,906)	(8,109)
Excess tax benefit from exercise of stock options	(2,754)	—	—
Tax benefit from exercise of stock options	4,570	4,119	4,343
Increase (decrease) in cash due to changes in:
Accounts receivable	143	(14,143)	(8,370)
Merchandise inventories	(37,632)	(53,528)	(50,380)
Prepaid expenses	(8,679)	1,727	2,718
Other assets	(649)	(45)	194
Accounts payable	(1,611)	30,587	38,018
Changes in book overdrafts	5,049	(6,964)	(11,661)
Accrued expenses	14,424	7,138	20,645
Accrued income taxes	(16,942)	(2,752)	16,393
Closed store lease obligations	(1,138)	(7,441)	(7,100)
Other noncurrent liabilities	615	778	7,366

Net cash provided by operating activities	172,889	192,464	237,229

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(190,758)	(123,129)	(133,263)
Proceeds from property disposals	91	53	544
Purchase of marketable securities	(917)	(95,825)	(941,250)
Sale of marketable securities	536	120,625	916,450

Net cash used in investing activities	(191,048)	(98,276)	(157,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit from exercise of stock options	2,754	—	—
Repayment of long-term debt	(461)	(428)	(400)
Cash dividends paid on preferred stock of subsidiary	(25)	(25)	(25)
Proceeds from issuance of common stock	28,050	16,105	12,871
Purchase of treasury stock	(118,446)	(73,234)	(45,318)

Net cash used in financing activities	(88,128)	(57,582)	(32,872)

Net increase (decrease) in cash and cash equivalents	(106,287)	36,606	46,838
Cash and cash equivalents at beginning of year	162,164	125,558	78,720

Cash and cash equivalents at end of period	$55,877	$162,164	$125,558

Supplemental cash flow information:
Interest paid, net of capitalized interest	$571	$465	$596
Income taxes paid	87,723	91,734	63,145
Noncash financing and investing activities:
Treasury stock issued for restricted stock, net of forfeitures	$9,679	$734	$4,699
Addition of asset retirement costs	4,233	711	303

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
	(In Thousands)
Balance, January 31, 2004	74,410	$744	$120,718	$(185)	$896,683	$—	(4,621)	$(165,739)	$852,221
Net income	—	—	—	—	114,401	—	—	—	114,401
Issuance of common stock	—	—	7,462	(3,116)	(22,503)	—	1,025	35,373	17,216
Dividends	—	—	—	—	(25)	—	—	—	(25)
Purchase of treasury stock	—	—	—	—	—	—	(1,725)	(45,318)	(45,318)
Stock compensation expense	—	—	—	672	—	—	—	—	672

Balance, January 29, 2005	74,410	$744	$128,180	$(2,629)	$988,556	—	(5,321)	$(175,684)	$939,167
Net income	—	—	—	—	128,533	—	—	—	128,533
Issuance of common stock	—	—	4,601	(482)	(11,151)	—	839	27,256	20,224
Dividends	—	—	—	—	(25)	—	—	—	(25)
Purchase of treasury stock	—	—	—	—	—	—	(2,535)	(73,234)	(73,234)
Stock compensation expense	—	—	—	1,314	—	—	—	—	1,314

Balance, January 28, 2006	74,410	$744	$132,781	$(1,797)	$1,105,913	—	(7,017)	$(221,662)	$1,015,979
Net income	—	—	—	—	72,016	—	—	—	72,016
Issuance of common stock	—	—	4,569	—	(19,767)	—	1,553	47,817	32,619
Dividends	—	—	—	—	(25)	—	—	—	(25)
Purchase of treasury stock	—	—	—	—	—	—	(4,166)	(118,446)	(118,446)
Elimination of unearned compensation	—	—	(1,797)	1,797	—	—	—	—	—
Stock compensation expense	—	—	18,467	—	—	—	—	—	18,467
FAS 158 adjustment, net of tax	—	—	—	—	—	(723)	—	—	(723)

Balance, February 3, 2007	74,410	$744	$154,020	$—	$1,158,137	$(723)	(9,630)	$(292,291)	$1,019,887

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements of BJ’s Wholesale Club, Inc. (“BJ’s” or the “Company” or “we”) include the financial statements of all of the Company’s subsidiaries, all of whose common stock is wholly owned by the Company.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. The fiscal year ended February 3, 2007 included 53 weeks. The fiscal years ended January 28, 2006 and January 29, 2005 each included 52 weeks. A majority of our income and expense items were affected directly by the 53rd week in 2006. These would include sales, gross profit, inventory shrinkage, membership fee revenues, gasoline income, payroll, payroll benefits, utilities, and all other variable club operating expenses. Expenses that were not affected by the 53rd week included rent, common area maintenance, depreciation and real estate taxes.

Cash Equivalents and Marketable Securities

We consider highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents. Investments with maturities exceeding three months are classified as marketable securities.

Our marketable securities, which consist of high-grade debt securities issued by state governmental agencies or their political subdivisions, are classified as available for sale and are recorded at cost, which approximates fair value. Cash flow activity represents auction rate securities in 2004 and 2005, and hedging activity in 2006.

Accounts Receivable

Accounts receivable consist primarily of credit card receivables and vendor rebates and allowances and are stated net of allowances for doubtful accounts of $1,315,000 at February 3, 2007 and $879,000 at January 28, 2006. The determination of the allowance for doubtful accounts is based on BJ’s historical experience applied to an aging of accounts and a review of individual accounts with a known potential for write-off.

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

Property and Equipment

Property is depreciated by use of the straight-line method for financial reporting purposes. Depreciation is classified in cost of sales, including buying and occupying costs. Buildings are depreciated over 33 1/3 years. Leasehold costs and improvements are amortized over the required lease term (which includes renewal periods that are reasonably assured) or their estimated useful life, whichever is shorter. Leasehold costs and improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term are amortized over the term that includes the required lease term and renewal periods that are reasonably assured, or their estimated useful life, whichever is shorter. Furniture, fixtures and equipment are depreciated over three to ten years. Interest related to the development of buildings is capitalized to the extent that debt is incurred during the construction period.

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

We recorded pretax asset impairment charges of $8,747,000 in 2006, $13,000 in 2005 and $2,387,000 in 2004 to write down leasehold improvements and certain fixtures and equipment to fair value at underperforming clubs that were projected to have future cash flow losses. The fair value of the assets was based primarily on past experience in disposing of similar assets. Asset impairment charges are included in selling, general and administrative expenses.

Self-Insurance Reserves

We are primarily self-insured for worker’s compensation and general liability claims. Reported reserves for these claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims.

Revenue Recognition

We recognize revenue from the sale of merchandise, net of estimated returns, at the time of purchase by the customer in the club. In the limited instances when the customer is not able to take delivery at the point of sale, revenue from the sale of merchandise is not recognized until title and risk of loss pass to the customer. For sales of merchandise on our website, revenue is recognized when title and risk of loss pass to the customer, which is normally at the time the merchandise is received by the customer. Membership fee revenue is recognized on a straight-line basis over the life of the membership, which is typically twelve months.

In determining comparable club information, we include all clubs that were open for at least 13 months at the beginning of the period and were in operation during all of both periods being compared. However, if a club is in the process of closing, it is excluded from comparable clubs. We include relocated clubs and expansions in comparable clubs.

The year ended February 3, 2007 was a 53-week year. Sales for the 53 weeks ended February 3, 2007 were compared with sales for the 53 weeks ended February 4, 2006 to determine comparable club sales information for the fiscal 2006 year.

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

Stock-Based Compensation

As of February 3, 2007, we had two stock-based employee compensation plans, which are described more fully in Note H. We adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (SFAS 123(R)) as of January 29, 2006, the beginning of the first quarter of 2006. We used the modified prospective application (“MPA”) transition method in implementing the new standard. Under the MPA method we are recognizing share-based compensation cost for all awards granted on or after the adoption date and for any portion of awards granted before the adoption date that had not vested by the date we adopted SFAS 123(R). Measurement and attribution of compensation cost for those existing awards are based on the original grant-date fair value and the same attribution methods we used for pro forma disclosure under Statement of

Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) in prior years. As of the adoption date, we have discontinued our past practice of recognizing forfeitures only as they occur, and during the remaining vesting period, we will estimate forfeitures for those earlier awards and will true up our estimates so that compensation cost is recognized only for awards that vest. We will evaluate the need to change our forfeiture estimates at the end of each quarter and will true up our estimates at the end of each fiscal year. Because we are using the MPA method, we are not restating prior year financial statements.

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

The effect of the change from applying the original provisions of SFAS 123 in 2006 was the following (dollars in thousands except per share amounts):

Increase (decrease) in:
Income from continuing operations before income taxes	$(15,987)
Income from continuing operations	(9,464)
Net income	(9,464)
Cash flow from operating activities	(2,754)
Cash flow from financing activities	2,754
Earnings per share:
Basic	$(0.14)
Diluted	(0.14)

Prior to 2006, we accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost for stock options was reflected in net income, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. We did include stock-based employee compensation cost for restricted stock in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation in 2005 and 2004:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005
	(Dollars in Thousands except Per Share Amounts)
Net income, as reported	$128,533	$114,401
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	800	412
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,515)	(7,725)

Pro forma net income	$119,818	$107,088

Earnings per share:
Basic—as reported	$1.89	$1.64

Basic—pro forma	$1.76	$1.54

Diluted—as reported	$1.87	$1.63

Diluted—pro forma	$1.74	$1.54

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

We will continue to follow the nominal vesting period approach for the remaining portion of unvested outstanding awards granted prior to adopting SFAS 123(R). Upon adopting SFAS 123(R), we are applying the non-substantive vesting period approach described in paragraphs A57-58 of SFAS 123(R) to new grants that have retirement eligibility provisions. Applying the non-substantive vesting period approach instead of the nominal vesting period approach would have decreased post-tax stock option expense by $0.7 million in 2006 and increased post-tax stock option expense by approximately $1.1 million in 2005 and approximately $1.0 million in 2004.

Our pro forma disclosures did not include capitalized stock-based compensation costs because such amounts were not material.

Disclosures about Fair Value of Financial Instruments

The carrying amount of long-term debt, including current installments, was $2,736,000 and $3,197,000 as of February 3, 2007 and January 28, 2006, respectively. The fair value of this debt was $2,788,000 and $3,342,000 as of February 3, 2007 and January 28, 2006, respectively. Fair value was based on our estimate of current rates on debt with similar remaining maturities for companies with credit ratings similar to BJ’s.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued the following standards which become effective in 2007 and future periods:

•

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) was issued in July 2006. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 requires that a liability created for unrecognized tax benefits shall be presented as a liability and not combined with deferred tax liabilities or assets. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. We believe that the adoption of FIN 48 will require the reclassification of certain deferred tax liabilities or assets to a liability for tax uncertainties. FIN 48 permits an entity to recognize interest related to tax uncertainties as either income taxes or interest expense. FIN 48 also permits an entity to recognize penalties related to tax uncertainties as either income tax expense or within other expense classifications. We have recognized interest and penalties, if any, related to tax uncertainties as income tax expense and will continue this treatment upon adoption of FIN 48. We are required to adopt FIN 48 as of the first quarter of fiscal 2007, with any cumulative effect of the change in accounting principles recorded as an adjustment to opening retained earnings. We estimate that this charge to retained earnings will be approximately $6.0 million.

•

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” In accordance with EITF 06-3, the presentation of taxes within the scope of this issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion 22. EITF 06-3 becomes effective in the first quarter of the fiscal 2007 financial statements (fiscal year beginning February 4, 2007). We plan to present taxes within the scope of this issue on a net basis, and therefore, implementation of EITF 06-3 should not have a material effect on the Company’s financial statements.

•

FASB Statement No. 157, “Fair Value Measurement” (“FASB 157”) was issued in September 2006. FASB 157 provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. FASB 157 will be effective at the beginning of fiscal 2008. We are presently evaluating the impact of the adoption of FASB 157 on our results of operations and financial position.

•

FASB Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FASB 159”) was issued in February 2007. FASB 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. FASB 159 will be effective at the beginning of fiscal 2008. We are currently evaluating the impact of the adoption of FASB 159 on our results of operations and financial position.

Reclassifications

We have reclassified our prior financial statements to reflect the operating results of ProFoods in discontinued operations for all periods presented.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. In the statements of cash flows, we reclassified book overdrafts from cash flows from financing activities to cash flows from operating activities. (See Note O.)

We issue shares from BJ’s treasury in connection with exercises of stock options and issuances of restricted stock. It has been our practice to credit our treasury stock account with an offsetting charge to additional paid-in capital (APIC) for these transactions. During this year’s second quarter, we discovered that the offsetting charge should have been made to retained earnings because the amounts paid by employees pursuant to stock option exercises and receipt of restricted stock was less than the carrying cost of the treasury stock issued to the employees. As of the end of this year’s first quarter, APIC was understated and retained earnings were overstated by the same amount. Beginning with this year’s second quarter financial statements, we have revised the classification of these amounts to properly state the balances of APIC and retained earnings for all periods presented. Had these transactions been recorded correctly, APIC would have increased and retained earnings would have decreased by $19.8 million, $11.2 million and $22.5 million in 2006, 2005 and 2004, respectively. In addition, APIC and retained earnings would have been adjusted by $67.8 million prior to 2004. The amounts above have been reclassified in the financial statements. The revised classifications have no effect on earnings, cash flows or total stockholders’ equity, nor do they affect the Company’s compliance with debt covenants or other contractual requirements.

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

B.    Spin-off of the Company from Waban Inc. and Related Party Transactions

The Company, which previously had been a wholly owned subsidiary of Waban, became a separate and independent public entity on July 28, 1997, when Waban distributed to its stockholders on a pro rata basis all of the Company’s outstanding common stock (the “spin-off”).

C.    Discontinued Operations, Restructuring Activities and Asset Impairments

The following table summarizes the activity for the year ended February 3, 2007 and liability balances as of January 28, 2006 and February 3, 2007 associated with the Company’s discontinued operations (Dollars in Thousands):

	Discontinued Operations
	Liabilities January 28, 2006	Increases To Reserves	Reductions	Liabilities February 3, 2007	Cumulative Charges To Date
2006 Discontinued Operations (1)
Lease obligation costs	$—	$8,760	$(110)	$8,650	$8,760
Severance and employee benefits	—	957	(957)	—	957
Other restructuring costs	—	1,948	(1,848)	100	1,948
Prior Discontinued Operations (2)
Lease obligations	8,795	478	(1,117)	8,156	23,719
Severance and employee benefits	—	—	—	—	419
Other restructuring costs	159	—	(21)	138	326

Total	$8,954	$12,143	$(4,053)	$17,044	$36,129

Current portion	$795			$3,077
Long-term portion	8,159			13,967

Total	$8,954			$17,044

(1)	In October 2004, we began testing a concept that was new to BJ’s by opening the first of two new clubs in the Metro New York market exclusively for food service businesses under the name “ProFoods Restaurant Supply.” Our second ProFoods club was opened in January 2005. The business model for ProFoods was built on somewhat higher merchandise margins than those generated by a wholesale club, free memberships and a broad merchandise assortment to support one-stop shopping, primarily on a cash and carry basis. We considered ProFoods as a new venture that would take time to develop. The ProFoods clubs did not perform fully to our expectations. On January 4, 2007, we announced our plans to close both of these clubs.

Both ProFoods clubs were closed by the end of the fourth quarter ended February 3, 2007. The operating results of these clubs are included in discontinued operations for all periods presented. Interest accretion charges of $232,000 are also included in discontinued operations. ProFoods incurred net losses of $5,460,000, $6,564,000 and $3,030,000 in 2006, 2005 and 2004, respectively. Revenues for ProFoods were $43,811,000, $35,831,000 and $4,273,000 in 2006, 2005 and 2004, respectively. The pretax loss of $25,673,000 ($15,198,000 post-tax) to close these clubs in the fourth quarter of 2006 consisted mainly of fixed asset write-downs of $14.0 million, lease obligation costs of $8.8 million and $1.0 million for employee termination benefits.

The charges for lease obligations were based on the present value of rent liabilities under the two leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of the obligations. The liabilities for the closed club leases are included in current and noncurrent closed store lease obligations on our balance sheet.

(2)

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

In 2004, we made a lump sum payment to settle the lease for one of the clubs that closed in 2002. Based on the settlement and an evaluation of the status of the two remaining clubs, we recorded a pretax charge of $2,853,000 to increase our reserve for closed clubs in 2004. Including pretax accretion charges of $785,000, the pretax loss from discontinued operations for these clubs totaled $3,638,000 in 2004.

In 2005, we settled the lease for one of the closed BJ’s clubs through a lump sum settlement. The settlement was consistent with the amount which we had reserved for this club. Loss from discontinued operations in 2005 included interest accretion charges of $514,000 pretax ($309,000 post-tax). The liabilities for the closed club leases are included in current and noncurrent closed store lease obligations on our balance sheet.

In 2006, we incurred interest accretion charges of $487,000.

The following table summarizes the activity for the year ended February 3, 2007, and restructuring liability balances as of January 28, 2006 and February 3, 2007 associated with the Company’s restructuring activities (Dollars in Thousands):

	Restructuring Activities
	Liabilities January 28, 2006	Increases To Reserves	Reductions	Liabilities February 3, 2007	Cumulative Charges To Date
2006 Restructuring Activities (1)(2)
Lease obligation costs	$—	$2,354	$(415)	$1,939	$2,354
Severance and employee benefits	—	2,706	(2,706)	—	2,706
Other restructuring costs	—	332	(282)	50	332

Total	$—	$5,392	$(3,403)	$1,989	$5,392

Current portion	$—			$1,162
Long-term portion	—			827

Total	$—			$1,989

(1)	On January 4, 2007, we announced our plans to close all 46 in-club pharmacies because of their disappointing sales and profitability results, lower than expected growth in new prescriptions and because of an increasingly competitive landscape. Fourteen of our pharmacies were closed by the end of the fourth quarter ended February 3, 2007. The last of the remaining pharmacies closed on February 21, 2007. The operating results of the pharmacies are included in continuing operations. The fourth quarter pretax loss of $7,193,000 ($4,258,000 post-tax) to close the pharmacies consisted mainly of fixed asset write-downs of $4.2 million and employee termination benefits of $2.7 million, offset partially by income from the sale of prescription files and inventory to other pharmacy operators of $0.9 million. These losses are included in SG&A expenses. In the first quarter of 2007, we will incur additional costs to de-install fixtures and payroll and fringe benefits in connection with the closing of the remaining pharmacies. The costs are expected to be largely offset by the additional sale of prescription files and inventory to other pharmacy operators. The liability for these charges is included in accrued expenses and other current liabilities.

(2)	We relocated our Franklin, MA, cross-dock facility to a new facility in Uxbridge, MA, in July 2006. In connection with vacating the Franklin cross-dock, we recorded charges in 2006 of $2,354,000 ($1.4 million post-tax) for our remaining lease obligations for this property. These charges were based on our rent liabilities under the lease, reduced by estimated sublease income for this property. The charges were recorded in selling, general and administrative expenses. The liability for this facility is included in current and noncurrent closed store lease obligations in the balance sheet.

Asset Impairments

We recorded pretax asset impairment charges of $8,747,000 in 2006, $13,000 in 2005 and $2,387,000 in 2004 to write down leasehold improvements and certain fixtures and equipment to fair value at underperforming clubs that were projected to have future cash flow losses. The fair value of the assets was based primarily on past experience in disposing of similar assets. Asset impairment charges are included in selling, general and administrative expenses.

D.    Debt

As of February 3, 2007, long-term debt, less the portion due within one year, consisted entirely of real estate debt, bearing interest at 7%, maturing through November 1, 2011. The aggregate maturities of long-term debt outstanding at February 3, 2007 were as follows:

Fiscal Years Ending	Dollars in Thousands
January 31, 2009	$529
January 30, 2010	567
January 29, 2011	608
January 28, 2012	539

Total	$2,243

Real estate debt was collateralized by land and buildings with a net book value of $10,347,000.

We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at February 3, 2007. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement.

In addition to the credit agreement, we maintain a separate $82 million facility for letters of credit, primarily to support the purchase of inventories, of which $35.9 million was outstanding at February 3, 2007, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on April 30, 2007. As of February 3, 2007, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at February 3, 2007 and January 28, 2006.

E.    Commitments and Contingencies

We are obligated under long-term leases for the rental of real estate. In addition, we are generally required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales in excess of certain amounts, or other factors. Many of our leases require escalating payments during the lease term. Rent expense for such leases is recognized on a straight-line basis over the lease term. The initial primary term of our real estate leases (excluding ground leases) ranges from 4 to 25 years. Most of these leases have an initial term of 20 years. The initial primary term of our ground leases ranges from 15 to 44 years, and averages approximately 25 years. As of February 3, 2007, we have options to renew all but two of our leases for periods that range from 5 to 50 years, and average approximately 21 years. Future minimum lease payments as of February 3, 2007 were:

Fiscal Years Ending	Dollars in Thousands
February 2, 2008	$138,592
January 31, 2009	142,849
January 30, 2010	146,099
January 29, 2011	145,511
January 28, 2012	139,587
Later years	1,553,775

Total	$2,266,413

We corrected our methods of accounting related to the timing of rent expense recognition at our leased locations, and for recognizing rent expenses for certain of our ground leases, in the fourth quarter of 2004. As a result of these changes, we recorded cumulative, non-cash charges of $5.7 million to begin recognizing rent expenses when we take possession of our clubs, and $1.4 million to adjust rent for our ground leases, in the fourth quarter of 2004. Of the $7.1 million recorded for these charges, $475,000 was related to 2004 and the remainder was related to prior years. The effect of this adjustment was to increase preopening expenses by $8.1 million and to decrease cost of sales, including buying and occupancy costs, by $1.0 million in 2004. See Note A, “Summary of Accounting Policies – Property and Equipment and Rent Expenses” for additional information.

The payments above do not include future payments due under the leases for two ProFoods clubs and one cross-dock facility, which closed in 2006, and one BJ’s club which closed in November 2002. Rent liabilities for the closed locations are included in the balance sheet (see Note C for additional information).

Rental expense under operating leases (including contingent rentals, which were not material) amounted to $131,725,000, $120,197,000 and $114,984,000 in 2006, 2005 and 2004, respectively. Rental expense in 2004 included corrections to our accounting for leases of $7.2 million, $6.7 million of which was related to prior years.

We are involved in various legal proceedings that are typical of a retail business. Although it is not possible to predict the outcome of these proceedings or any related claims, we believe that such proceedings or claims will not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

BJ’s filed proofs of claim against House2Home, Inc. for claims arising under certain agreements between BJ’s and House2Home in connection with BJ’s spin-off from Waban Inc. in July 1997. These claims arose primarily from BJ’s indemnification of TJX with respect to TJX’s guarantee of House2Home leases and from the Tax Sharing Agreement dated July 28, 1997 between BJ’s and House2Home. House2Home and BJ’s have settled BJ’s claims against House2Home. As part of the settlement, BJ’s has been released of all claims that House2Home and its bankruptcy estate may have had against BJ’s.

In March 2006, we received bankruptcy recoveries of $3.1 million on account of our House2Home bankruptcy claims. On a post-tax basis, these gains were $2.1 million. The Bankruptcy Court has closed our case and we do not expect to receive further payments on our claims. In 2005 and 2004, we received pretax recoveries on account of our House2Home bankruptcy claims of $4.4 million ($3.0 million post-tax) and $7.0 million ($4.6 million post-tax), respectively. These recoveries are recorded in gain on contingent lease obligations in the statements of income.

As permitted by Delaware law, BJ’s has entered into agreements whereby it indemnifies its directors and officers for certain events or occurrences while the director or officer is or was serving, at the Company’s request, in such capacity. The maximum potential amount of future payments that BJ’s could be required to make under these agreements is not limited. However, BJ’s carries directors’ and officers’ insurance that covers its exposure up to certain limits. As a result of our insurance coverage, we believe that the estimated fair value of our indemnification agreements with directors and officers is minimal. No liabilities have been recorded for these agreements as of February 3, 2007.

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

In 2005 and 2006, we recorded additional charges of $4.0 million ($2.4 million post-tax) and $2.0 million ($1.2 million post-tax), respectively, to increase our reserve. These additional charges were driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. As of February 3, 2007, the balance in the reserve was $5.4 million, which represented our best estimate of the remaining cost and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of March 31, 2007, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on our consolidated financial position or liquidity.

G.    Capital Stock

During 2006, the Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock in addition to the $500 million previously authorized. We repurchased 4,166,048 shares of our common stock for $118,446,000 in 2006, 2,535,600 shares for $73,234,000 in 2005 and 1,725,200 shares for $45,318,000 in 2004. As of February 3, 2007, the Company’s remaining repurchase authorization was $53,459,000.

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

In December 1997, one of BJ’s subsidiaries issued 126 shares of non-voting preferred stock to individual stockholders, at $2,200 per share. These shares are entitled to receive ongoing annual dividends of $200 per share. The minority interest in this subsidiary is equal to the preferred shares’ preference in an involuntary liquidation of $277,200 and is included in other noncurrent liabilities in our consolidated balance sheets at February 3, 2007 and January 28, 2006.

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

As of February 3, 2007 and January 28, 2006, respectively, 1,677,087 and 1,896,691 shares were reserved for all future stock awards under BJ’s stock incentive plans. As of February 3, 2007 and January 28, 2006, respectively, of the total shares reserved, a maximum of 597,249 and 847,000 shares were reserved for awards other than options and stock appreciation rights, and a maximum of 175,000 and 220,000 shares were reserved for awards for non-employee directors. No new awards can be granted under the 1997 Stock Incentive Plan after July 27, 2007.

Total share-based compensation recognized in the financial statements was $18.5 million ($10.9 million post-tax) in the fiscal year ended February 3, 2007 and $1.3 million ($0.8 million post-tax) in the fiscal year ended January 28, 2006 and $0.7 million ($0.4 million post-tax) in the fiscal year ended January 29, 2005.

The fair value of BJ’s stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions (no dividends were expected):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Risk-free interest rate	4.75%	3.73%	3.46%
Expected volatility factor	37.0%	37.5%	46.0%
Expected option life (yrs.)	5.5	5.0	4.9
Weighted-average grant-date fair value	$12.64	$11.67	$11.18

Expected volatility for the year ended February 3, 2007 was based on a combination of implied volatility from traded options on our stock and historical volatility of our stock, 75% of our overall volatility assumption was based on a review of BJ’s daily stock price volatility over the last five years. 25% was based on the implied volatility of near at-the-money exchange-traded options. Expected volatility for the years ended January 28, 2006 and January 29, 2005 was based on historical volatility of our stock and, to a lesser extent, a review of peer companies. We use historical data to estimate option exercise and employee termination behavior within the valuation model. The expected option life represents an estimate of the period of time options are expected to remain outstanding based upon historical option exercise trends. The risk-free rate is for periods within the expected life of the option and is based on the U.S. Treasury yield curve in effect at the time of the grant.

Presented below is a summary of the status of stock option activity and weighted-average exercise prices for the last three fiscal years (number of options in thousands):

	Fiscal Year Ended
	February 3, 2007		January 28, 2006		January 29, 2005
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of year	6,728	$25.52	6,701	$24.37	6,030	$22.75
Granted	823	29.70	1,442	29.92	1,718	25.40
Exercised	(1,304)	21.51	(824)	19.56	(888)	14.50
Forfeited	(853)	28.16	(591)	31.57	(159)	29.12

Outstanding, end of year	5,394	26.71	6,728	25.52	6,701	24.37

Exercisable, end of year	3,434	26.45	3,116	25.09	3,045	25.13

Presented below is a summary of stock option exercises (dollars in millions):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Compensation realized by employees upon exercise of stock options	$12.6	$10.3	$10.8
Related income tax benefit	4.6	4.1	4.3
Cash received from option exercises	28.1	16.1	12.9

During the fourth quarter of the current fiscal year, we elected the “Short Cut” method of FSP FAS 123(R)-3 to calculate our historical pool of windfall tax benefits. Prior to electing this method, we assumed the use of the “Long-form” method as described in FAS 123(R). This policy election did not impact income from continuing operations or net income, and did not require an adjustment to cumulative retained earnings. The excess windfall tax benefit from exercise of stock options reported as an inflow in financing and an outflow in operating activities would have been $1.7 million if calculated under the long form method.

Presented below is information regarding stock options outstanding that are expected to vest and stock options outstanding that are exercisable at February 3, 2007. Options outstanding expected to vest represent 2.0 million nonvested options, less anticipated forfeitures (amounts of options and aggregate intrinsic value are in thousands):

	Options	Aggregate Intrinsic Value	Weighted- Average Remaining Contract Life	Weighted- Average Exercise Price
Nonvested options outstanding expected to vest	1,886	$8,232	7.9 years	$27.10
Options exercisable (vested)	3,434	20,127	5.9 years	26.45

Total	5,320	$28,359	6.6 years	26.68

Presented below is a summary of our nonvested restricted shares and weighted-average grant-date fair values for the periods ended February 3, 2007, January 28, 2006 and January 29, 2005, (restricted shares in thousands):

	Fiscal Year Ended
	February 3, 2007		January 28, 2006		January 29, 2005
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	149	$23.37	144	$22.84	9	$28.48
Granted	312	30.36	23	29.28	137	22.66
Vested	(15)	26.80	(8)	27.98	(2)	36.19
Forfeited	(62)	28.39	(10)	25.50	—	—

Nonvested at end of period	384	$28.10	149	$23.37	144	22.84

The total fair value of restricted shares vested was $0.4 million in the year ended February 3, 2007, $0.2 million in the year ended January 28, 2006 and $0.1 million in the year ended January 29, 2005.

As of February 3, 2007, there was $21.8 million of total share-based compensation cost related to nonvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Restricted stock awards are issued at no cost to the recipients and have service restrictions that generally lapse over three to four years from date of grant. Grant-date fair value of the award is charged to income ratably over the period during which the restrictions lapse.

The Company had one modification of stock awards in 2006. Under the terms of a Severance Agreement and General Release dated as of November 22, 2006 (the “Severance Agreement”) entered into by Michael T. Wedge and the Company, Mr. Wedge resigned from his employment with the Company, including his positions as the Company’s President and Chief Executive Officer, and as a member of the Company’s Board of Directors, effective November 22, 2006.

The Severance Agreement provides for accelerated vesting of any unvested outstanding option grants, except to the extent that the terms of such options already expressly provided for continued vesting of any portion of the grant following Mr. Wedge’s termination of employment. Because Mr. Wedge is deemed to have retired from the Company under the terms of his outstanding stock options, all of his options will remain outstanding for one year. In connection with the Severance Agreement, the Company incurred incremental pretax expense of $1,126,000 and accelerated expense of $591,000 in the fourth quarter of 2006.

I.    Earnings Per Share

The following details the calculation of earnings per share for the last three fiscal years:

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(Dollars in Thousands except Per Share Amounts)
Income from continuing operations	$92,957	$135,406	$119,614
Less: Preferred stock dividends	25	25	25

Income available to common stockholders	$92,932	$135,381	$119,589

Weighted-average number of common shares outstanding, used for basic computation	65,530,278	68,005,849	69,580,978
Plus: Incremental shares from conversion of stock options	857,477	749,622	550,675

Weighted-average number of common and dilutive potential common shares outstanding	66,387,755	68,755,471	70,131,653

Basic earnings per share	$1.42	$1.99	$1.72

Diluted earnings per share	$1.40	$1.97	$1.71

Options to purchase 2,058,970 shares at a weighted-average exercise price of $31.93, 1,789,700 shares at a weighted-average exercise price of $32.39 and 1,860,650 shares at a weighted-average exercise price of $31.70 were outstanding at February 3, 2007, January 28, 2006 and January 29, 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the years then ended.

J.    Income Taxes

The provision for income taxes includes the following:

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(Dollars in Thousands)
Federal:
Current	$58,353	$73,652	$63,228
Deferred	(21,570)	(7,594)	(4,090)
State:
Current	12,427	14,415	12,754
Deferred	(6,460)	1,602	(463)

Total income tax provision	$42,750	$82,075	$71,429

Components of income tax provision:
Continuing operations	$57,183	$86,503	$74,799
Discontinued operations	(14,433)	(4,428)	(3,370)

	$42,750	$82,075	$71,429

The following is a reconciliation of the statutory federal income tax rates and the effective income tax rates:

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Statutory federal income tax rates	35%	35%	35%
State income taxes, net of federal tax benefit	4	5	3
Other	(1)	(1)	—

Effective income tax rates	38%	39%	38%

Significant components of the Company’s deferred tax assets and liabilities as of February 3, 2007 and January 28, 2006 were as follows:

	February 3, 2007	January 28, 2006
	(Dollars in Thousands)
Deferred tax assets:
Closed store lease obligations	$7,321	$3,582
Self-insurance reserves	15,910	15,013
Rental step liabilities	8,209	6,545
Compensation and benefits	19,009	11,741
Other	32,196	27,543

Total deferred tax assets	82,645	64,424

Deferred tax liabilities:
Accelerated depreciation - property	45,455	56,173
Property taxes	4,601	4,355
Other	3,888	3,723

Total deferred tax liabilities	53,944	64,251

Net deferred tax assets	$28,701	$173

We have not established a valuation allowance because our deferred tax assets can be utilized by offsetting deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on our historical earnings record and projected future earnings.

K.    Retirement Plans

Under BJ’s 401(k) Savings plans, participating employees may make pretax contributions up to 50% of covered compensation. BJ’s matches employee contributions at 100% of the first one percent of covered compensation and 50% of the next four percent. The Company’s expense under these plans was $5,589,000, $4,903,000 and $4,177,000 in 2006, 2005 and 2004, respectively.

We have a non-contributory defined contribution retirement plan for certain key employees. Under this plan, BJ’s funds annual retirement contributions for the designated participants on an after-tax basis. For the last three years, the Company’s contributions equaled 5% of the participants’ base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four years of service. Our pretax expense under this plan was $1,060,000, $1,565,000 and $1,441,000 in 2006, 2005 and 2004, respectively.

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

The following tables are presented in accordance with the disclosure requirements of SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans.” (“SFAS 158”):

Components of Net Periodic Benefit Cost

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(Dollars in Thousands)
Company service cost	$610	$542	$420
Interest cost	292	250	213

	902	792	633
Amortization of unrecognized loss	68	85	60

Net periodic postretirement benefit cost	$970	$877	$693

Discount rate used to determine cost	5.50%	5.50%	6.00%
Health care cost trend rates	10.0%	9.0%	10.0%

Development of Funded Status at Year End

	Fiscal Year Ended
	February 3, 2007	January 28, 2006
	(Dollars in Thousands)
Actuarial Value of Benefit Obligations
Measurement date	2/3/07	1/28/06
Accumulated postretirement benefit obligation (“APBO”)	$6,281	$5,352

Funded Status
Accumulated postretirement benefit obligation	$6,281	$5,352
Net actuarial gain	—	(1,200)

Net balance sheet liability	$6,281	$4,152

Net Amounts Recognized In the Consolidated Balance Sheets

	Fiscal Year Ended
	February 3, 2007	January 28, 2006
	(Dollars in Thousands)
Accumulated other comprehensive
income (“AOCI”) recognized under SFAS 158:
Net actuarial loss	$1,221	$—
Net prior service cost/(credit)	—	$—
Net transition obligation/(asset)	—	$—

Total	$1,221	$—

Adjustment to pre-tax AOCI	$1,221	$—

Change in Projected Benefit Obligation

	Fiscal Year Ended
	February 3, 2007	January 28, 2006
	(Dollars in Thousands)
Benefit obligation at beginning of year	$5,352	$4,346
Company service cost	610	541
Interest cost	292	250
Plan participants’ contributions	39	26
Net actuarial loss	89	247
Benefit payments directly by Company	(101)	(60)

Benefit obligation at end of year	$6,281	$5,352

Change in Plan Assets

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(Dollars in Thousands)
Fair value of plan assets at beginning of year	$—	$—	$—
Company contributions	62	34	2
Plan participants’ contributions	39	26	19
Benefit payments directly by Company	(101)	(60)	(21)

Fair value of plan assets at end of year	$—	$—	$—

Change in Accumulated Other Comprehensive Income (AOCI)-recognized under SFAS 158

	Fiscal Year Ended
	February 3, 2007	January 28, 2006
	(Dollars in Thousands)
AOCI in current year	$1,221	$—

Amortization Expected to be Recognized During Next Fiscal Year

Fiscal Year Ended
February 3, 2007
(Dollars in Thousands)
Amortization of net losses/(gains)	69

Actuarial Assumptions

	Fiscal Year Ended
	February 3, 2007	January 28, 2006
	(Dollars in Thousands)
Weighted-average assumptions used to determine benefit obligation at year end	5.72%	5.50%
Assumed health care cost trend rates at year end:
Health care cost trend rate assumed for next year	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2011

Company Contributions

Fiscal Year Ended
February 3, 2007
(Dollars in Thousands)
Company contributions for the year ending:
January 28, 2006	$34
February 3, 2007	62
February 2, 2008 (estimated)	68

Benefits Paid Directly by the Company

Benefits paid directly by the Company for the year ending (Dollars in thousands):
January 28, 2006	$34
February 3, 2007	62
February 2, 2008 (estimated)	68

Plan Participants’ Contributions

Plan participants contributions for the year ending (Dollars in thousands):
January 28, 2006	$26
February 3, 2007	39
February 2, 2008 (estimated)	43

Benefit Payments (Total)

Actual benefit payments for the year ending (Dollars in thousands):
January 28, 2006	$60
February 3, 2007	105

Estimated Future Benefit Payments

Expected benefit payments for the year ending (Dollars in thousands):
February 2, 2008	$111
January 31, 2009	121
January 30, 2010	131
January 29, 2011	140
January 28, 2012	148
February 2013 to January 2017 (combined)	826

Additional Information – Impact of SFAS 158

The incremental effect of applying FASB No. 158 on individual line items on the consolidated balance sheet as of February 3, 2007 was as follows (Dollars in Thousands):

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Deferred income taxes	$6,430	$(498)	$5,932
Other noncurrent liabilities	82,156	1,221	83,377
Accumulated other comprehensive loss	—	(723)	(723)

Additional Disclosure Information for Fiscal Year Ended February 3, 2007

Effect of 1% Increase in Medical Trend Rates (in Thousands)
APBO as of FYE 1/07 increases by	$609
Service cost and interest cost for FY increase by	$102

Effect of 1% Decrease in Medical Trend Rates (in Thousands)
APBO as of FYE 1/07 decreases by	$546
Service cost and interest cost for FY decrease by	$90

M.    Interest

The following details the components of interest income, net for the last three fiscal years:

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(Dollars in Thousands)
Interest income	$3,292	$3,340	$1,638
Capitalized interest	262	142	40
Interest expense on debt	(916)	(740)	(875)

Interest income, net	$2,638	$2,742	$803

N.    VISA/MasterCard Settlement

In April 2003, a settlement was reached in the VISA/MasterCard antitrust class action litigation. The terms of the settlement require VISA and MasterCard to pay $3.05 billion into a settlement fund that will be distributed to class members. We are a member of the class and are entitled to a portion of the fund. In 2005, we received a settlement offer related to the distribution of the fund. Based upon information contained in the settlement offer, we recorded a $3.1 million pretax estimated recovery as a reduction to SG&A expenses in 2005. On a post-tax basis, this recovery was $1.9 million. In 2006, we received cash recoveries totaling $3.3 million. As a result we recorded a pretax gain of $0.2 million as a reduction of SG&A in 2006.

O.    Accounts Payable

Our banking arrangements provide for the daily replenishment of vendor payable bank accounts as checks are presented. The balances of checks outstanding in these bank accounts totaling $82,406,000 at February 3, 2007 and $77,357,000 at January 28, 2006, which represent book overdrafts, are included in accounts payable on the balance sheets and the changes in these balances are reflected in operating activities in the statements of cash flows.

P.    Asset Retirement Obligations

The following is a summary of activity relating to our liability for asset retirement obligations, which we incur primarily in connection with the future removal of gasoline tanks from our gasoline stations:

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(Dollars in Thousands)
Balance, beginning of year	$12,082	$10,640	$9,683
Accretion expense	1,178	731	655
Liabilities incurred during the year	4,233	711	302

Balance, end of year	$17,493	$12,082	$10,640

Q.    Accrued Expenses and Other Current Liabilities

The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
	February 3, 2007	January 28, 2006
	(Dollars in Thousands)
Employee compensation	$44,250	$43,013
Deferred membership fee income	80,356	68,398
Sales and use taxes, self-insurance reserves, rent, utilities, advertising and other	142,258	141,164

	$266,864	$252,575

The following table summarizes membership fee activity for each of the last three fiscal years:

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(Dollars in Thousands)
Deferred membership fee income, beginning of year	$68,398	$66,112	$60,868
Cash received from members	174,204	152,300	144,686
Revenue recognized in earnings	(162,246)	(150,014)	(139,442)

Deferred membership fee income, end of year	$80,356	$68,398	$66,112

R.    Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Thousands except Per Share Amounts)
Fiscal year ended February 3, 2007 (b):
Net sales	$1,869,962	$2,081,158	$1,967,540	$2,384,836
Total revenues	1,912,423	2,124,513	2,012,148	2,431,197
Gross earnings (a)	184,196	210,483	200,617	258,196
Net income	15,416	26,401	18,343	11,856
Per common share, diluted	0.23	0.39	0.28	0.18

Fiscal year ended January 28, 2006 (c):
Net sales	$1,761,804	$1,972,415	$1,911,642	$2,102,323
Total revenues	1,802,555	2,013,342	1,953,769	2,144,437
Gross earnings (a)	175,120	207,209	196,304	251,828
Net income	18,623	30,453	27,815	51,642
Per common share, diluted	0.27	0.44	0.41	0.76

(a)	Gross earnings equals total revenues less cost of sales, including buying and occupancy costs.

(b)	In the first quarter of the fiscal year ended February 3, 2007, net income included $2.4 million, or $.04 per diluted share of stock-based compensation expense and gains of $2.1 million, or $.03 per diluted share, from House2Home bankruptcy recoveries. In the second and third quarters, net income included $3.4 million, or $.05 per diluted share, and $2.7 million, or $.04 per diluted share, of stock-based compensation expense. In the fourth quarter, net income included $2.4 million, or $.04 per diluted share, for stock-based compensation expense, $15.2 million, or $.23 per diluted share, for costs associated with the closing of ProFoods, $5.2 million, or $.08 per diluted share, for impairment of long lived assets, $4.3 million, or $.07 per diluted share, to close our in-club pharmacies, $2.9 million, or $.04 per diluted share, for severance expenses related to corporate restructuring, $1.2 million, or $.02 per diluted share, to increase the reserve for credit card claims, and $4.0 million, or $.06 per diluted share, of income resulting from the 53rd week.

(c)	In the fiscal year ended January 28, 2006, net income included gains from House2Home bankruptcy recoveries of $2.9 million, or $.04 per diluted share, in the first quarter and $0.1 million in the third quarter; net income also included a gain of $0.1 million from the reduction of contingent lease obligations in the fourth quarter. Also in the fiscal year ended January 28, 2006, net income included a first quarter loss of $1.8 million, or $.03 per diluted share, and a fourth quarter loss of $0.6 million, or $.01 per diluted share, to increase the Company’s reserve for claims for various credit card issuing banks. In the third quarter of the fiscal year ended January 28, 2006, net income included a gain of $1.9 million, or $.03 per diluted share, in connection with a settlement reached in the VISA/MasterCard settlement class action litigation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BJ’s Wholesale Club, Inc.:

We have completed integrated audits of BJ’s Wholesale Club, Inc.’s consolidated financial statements and of its internal control over financial reporting as of February 3, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of BJ’s Wholesale Club, Inc. and its subsidiaries at February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation during the fiscal year-ended February 3, 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of February 3, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/S/ PricewaterhouseCoopers, LLP

PricewaterhouseCoopers LLP

Boston, Massachusetts

April 4, 2007

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

BJ’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management concluded that, as of February 3, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s assessment of the effectiveness of its internal controls over financial reporting as of February 3, 2007 as stated in their report, which appears herein.

April 4, 2007

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 3, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of February 3, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended February 3, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended February 3, 2007 (the “Proxy Statement”). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference from the Proxy Statement under “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Policies on Business Ethics and Conduct” and “Audit Committee and “Director Candidates.”

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

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference from the Proxy Statement under “Executive Compensation”. However, information under “Executive Compensation Committee Report in the Proxy Statement is not so incorporated.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from the Proxy Statement under “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from the Proxy Statement under “Certain Transactions” and “Board Determination of Independence.”

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

B. Listed below are all Exhibits filed as part of this report.

Exhibit

No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated By-Laws (5)

4.1	Amended and Restated Rights Agreement, dated as of November 17, 2003, between the Company and The Bank of New York (13)

4.2	Specimen Certificate of Common Stock, $.01 par value per share (4)

10.1	Separation and Distribution Agreement, dated as of July 10, 1997 between the Company and Waban Inc. (2)

10.2	Services Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (2)

10.3	Tax Sharing Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (2)

10.4	Employee Benefits Agreement, dated as of July 28, 1997, between the Company and Waban Inc. (2)

10.5	2003 Amendment and Restatement of Management Incentive Plan* (11)

10.5a	Criteria for 2006 Awards under Management Incentive Plan* (18)

10.6	2003 Amendment and Restatement of Growth Incentive Plan* (12)

10.6a	Criteria for 2006-2008 Awards under Growth Incentive Plan* (18)

10.7	BJ’s Wholesale Club, Inc. Executive Retirement Plan, as amended* (7)

10.8	BJ’s Wholesale Club, Inc. 1997 Replacement Stock Incentive Plan* (3)

10.9	BJ’s Wholesale Club, Inc. 1997 Stock Incentive Plan, as amended through May 20, 2004* (15)

10.10	BJ’s Wholesale Club, Inc. General Deferred Compensation Plan* (3)

10.11	Employment Agreement, dated as of July 28, 1997 with Herbert J. Zarkin* (3)

10.11a	Amendment effective September 14, 2000 to July 28, 1997 Employment Agreement with Herbert J. Zarkin*(8)

10.11b	Second Amendment effective as of August 9, 2004 to July 28, 1997 Employment Agreement with Herbert J. Zarkin* (16)

10.11c	Nonstatutory Stock Option Agreement Granted under 1997 Stock Incentive Plan to Herbert J. Zarkin on August 9, 2004* (16)

10.11d	Restricted Stock Award under 1997 Stock Incentive Plan to Herbert J. Zarkin, effective August 9, 2004* (16)

10.12	Employment Agreement, dated as of July 28, 1997 with Frank D. Forward* (3)

10.13	Amendment dated as of February 4, 2004 to February 4, 1999 Change of Control Agreement between the Company and Frank D. Forward* (14)

10.14	Employment Agreement, dated as of July 28, 1997 with Michael T. Wedge* (3)

No.	Exhibit
10.14a	Amendment dated as of September 9, 2002 to February 4, 1999 Change of Control Agreement between the Company and Michael T. Wedge* (9)

10.14b	Severance Agreement and General Release dated as of November 22, 2006 between the Company and Michael T. Wedge. (19)

10.15	Employment Agreement, dated as of December 1, 2000 with Edward F. Giles* (10)

10.16	Amendment dated as of February 4, 2004 to September 9, 2002 Change of Control Agreement between the Company and Edward F. Giles* (14)

10.17	Salary Continuation Agreement and General Release dated January 29, 2007 with Edward F. Giles (20)

10.17a	First Amendment dated as of February 9, 2007 to January 29, 2007 Salary Continuation Agreement and General Release between the Company and Edward F. Giles (20)

10.17b	Second Amendment dated as of February 15, 2007 to January 29, 2007 Salary Continuation Agreement and General Release between the Company and Edward F. Giles (20)

10.18	Amended and Restated Form of Change of Control Severance Agreement between the Company and officers of the Company* (6)

10.19	Form of Indemnification Agreement between the Company and officers of the Company* (3)

10.20	BJ’s Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees, as amended* (7)

10.20a	Amendment dated as of February 4, 2004 to BJ’s Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees, as amended* (14)

10.21	Form of Nonstatutory Stock Option Agreement Granted under 1997 Stock Incentive Plan* (16)

10.22	Form of Restricted Stock Agreement under 1997 Stock Incentive Plan* (16)

10.23	Credit Agreement, dated April 28, 2005, among the Company and certain banks (19)

10.24	Indemnification Agreement, dated as of April 18, 1997, between the Company and The TJX Companies, Inc. (4)

10.25	Summary of Company’s Non-Employee Director Compensation*

10.26	Base Salaries of Executive Officers of the Company*

21.0	Subsidiaries of the Company

23.0	Consent of Independent Accountants

31.1	Chief Executive Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

*	Management contract or other compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8, (Commission File No. 333-31015)

(2)	Incorporated herein by reference to the Current Report on Form 8-K, dated July 28, 1997, of HomeBase, Inc. (Commission File No. 001-10259)

(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 26, 1997 (Commission File No. 001-13143)

(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Commission File No. 333-25511)

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of April 7, 1999 (Commission File No. 001-13143)

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 1999 (Commission File No. 001-13143)

(7)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (Commission File No. 001-13143)

(8)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2000 (Commission File No. 001-13143)

(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2002 (Commission File No. 001-13143)

(10)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (Commission File No. 001-13143)

(11)	Incorporated herein by reference to Appendix D of the Company’s Definitive Proxy Statement as filed on April 22, 2003 (Commission File No. 001-13143)

(12)	Incorporated herein by reference to Appendix E of the Company’s Definitive Proxy Statement as filed on April 22, 2003 (Commission File No. 001-13143)

(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2003 (Commission File No. 001-13143)

(14)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (Commission File No. 001-13143)

(15)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004 (Commission File No. 001-13143)

(16)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004 (Commission File No. 001-13143)

(17)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005 (Commission File No. 001-13143)

(18)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated as of April 10, 2006 (Commission File No. 001-13143)

(19)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated as of November 28, 2006 (Commission File No. 001-13143)

(20)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated as of February 23, 2007 (Commission File No. 001-13143)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC.
Dated: April 4, 2007
/s/ HERBERT J ZARKIN
Herbert J Zarkin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ HERBERT J ZARKIN	/s/ FRANK D. FORWARD
Herbert J Zarkin President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	Frank D. Forward, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ S. JAMES COPPERSMITH	/s/ PAUL DANOS
S. James Coppersmith, Director	Paul Danos, Director

/s/ RONALD R. DION	/s/ EDMOND J.ENGLISH
Ronald R. Dion, Director	Edmond J. English, Director

/s/ HELEN FRAME PETERS	/s/ THOMAS J. SHIELDS
Helen Frame Peters, Director	Thomas J. Shields, Director

/s/ LORNE R. WAXLAX
Lorne R. Waxlax, Director

Dated: April 4, 2007