Form 10-Q
period 2007-05-05
BJS WHOLESALE CLUB INC
filed 2007-06-12
CIK 1037461

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended May 5, 2007

Commission file number 001-13143

BJ’S WHOLESALE CLUB, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	04-3360747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Mercer Road, Natick, Massachusetts	01760
(Address of principal executive offices)	(Zip Code)

(508) 651-7400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated Filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No☒.

The number of shares of the Registrant’s common stock outstanding as of June 2, 2007: 66,084,191

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
	(Dollars in Thousands except Per Share Amounts)
Net sales	$2,011,139	$1,869,962
Membership fees and other	46,872	42,461

Total revenues	2,058,011	1,912,423

Cost of sales, including buying and occupancy costs	1,870,409	1,728,227
Selling, general and administrative expenses	163,155	159,817
Preopening expenses	1,294	1,275

Operating income	23,153	23,104
Interest income, net	245	1,076
Gain on contingent lease obligations	—	3,119

Income from continuing operations before income taxes	23,398	27,299
Provision for income taxes	9,593	10,466

Income from continuing operations	13,805	16,833
Loss from discontinued operations, net of income tax benefit of $104 and $916	(151)	(1,417)

Net income	$13,654	$15,416

Basic earnings per share:
Income from continuing operations	$0.21	$0.25
Loss from discontinued operations	—	(0.02)

Net income	$0.21	$0.23

Diluted earnings per share:
Income from continuing operations	$0.21	$0.25
Loss from discontinued operations	—	(0.02)

Net income	$0.21	$0.23

Number of common shares for earnings per share computations:
Basic	64,468,254	67,214,677
Diluted	65,524,573	68,097,030

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 5, 2007	February 3, 2007	April 29, 2006
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$83,965	$55,877	$115,866
Accounts receivable	97,423	101,292	93,343
Merchandise inventories	840,341	850,902	857,133
Current deferred income taxes	34,211	34,633	25,234
Prepaid expenses	26,773	26,874	24,435

Total current assets	1,082,713	1,069,578	1,116,011

Property at cost:
Land and buildings	641,902	639,284	595,856
Leasehold costs and improvements	197,122	196,206	190,084
Furniture, fixtures and equipment	588,853	572,522	556,408

	1,427,877	1,408,012	1,342,348
Less: accumulated depreciation and amortization	535,099	507,864	492,744

	892,778	900,148	849,604
Other assets	22,801	23,085	23,332

Total assets	$1,998,292	$1,992,811	$1,988,947

LIABILITIES
Current liabilities:
Current installments of long-term debt	$502	$493	$468
Accounts payable	556,897	560,406	580,263
Accrued expenses and other current liabilities	247,884	266,864	228,939
Accrued federal and state income taxes	35,187	34,626	41,307
Closed store lease obligations due within one year	4,359	4,189	699

Total current liabilities	844,829	866,578	851,676

Long-term debt, less portion due within one year	2,115	2,243	2,616
Noncurrent closed store lease obligations	13,975	14,794	8,172
Other noncurrent liabilities	101,840	83,377	78,624
Deferred income taxes	908	5,932	22,940

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	160,894	154,020	136,709
Retained earnings	1,149,743	1,158,137	1,116,676
Accumulated other comprehensive loss	(723)	(723)	—
Treasury stock, at cost, 9,035,878 and 9,629,542 and 7,276,571 shares	(276,033)	(292,291)	(229,210)

Total stockholders’ equity	1,034,625	1,019,887	1,024,919

Total liabilities and stockholders’ equity	$1,998,292	$1,992,811	$1,988,947

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,654	$15,416
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for closing costs	255	122
Depreciation and amortization of property	26,523	26,666
Loss on property disposals	49	118
Other noncash items (net)	160	247
Share-based compensation expense	4,795	4,044
Deferred income taxes	(1,303)	(2,121)
Excess tax benefit from exercise of stock options	(830)	(1,122)
Tax benefit from exercise of stock options	2,079	1,681
Increase (decrease) in cash due to changes in:
Accounts receivable	3,869	8,092
Merchandise inventories	10,561	(43,863)
Prepaid expenses	101	(6,240)
Other assets	264	(797)
Accounts payable	18,677	12,946
Changes in book overdrafts	(22,186)	10,349
Accrued expenses	(5,509)	245
Accrued income taxes	(8,890)	(10,261)
Closed store lease obligations	(877)	(205)
Other noncurrent liabilities	18,177	560

Net cash provided by operating activities	59,569	15,877

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(32,723)	(50,990)
Proceeds from property disposals	50	7
Purchase of marketable securities	(608)	—
Sale of marketable securities	727	—

Net cash used in investing activities	(32,554)	(50,983)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit from exercise of stock options	830	1,122
Repayment of long-term debt	(119)	(113)
Proceeds from issuance of common stock	17,319	7,933
Purchase of treasury stock	(16,957)	(20,134)

Net cash provided by (used in) financing activities	1,073	(11,192)

Net increase (decrease) in cash and cash equivalents	28,088	(46,298)
Cash and cash equivalents at beginning of year	55,877	162,164

Cash and cash equivalents at end of period	$83,965	$115,866

Noncash financing and investing activities:
Treasury stock issued for compensation plans	$11,377	$600
Addition of asset retirement costs	—	1,861

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Unearned	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Capital	Compensation	Earnings	Loss	Shares	Amount
	(In Thousands)
Balance, January 28, 2006	74,410	$744	$132,781	$(1,797)	$1,105,913	$—	(7,017)	$(221,662)	$1,015,979
Net income	—	—	—	—	15,416	—	—	—	15,416
Issuance of common stock	—	—	1,681	—	(4,653)	—	399	12,586	9,614
Purchase of treasury stock	—	—	—	—	—	—	(659)	(20,134)	(20,134)
Elimination of unearned compensation	—	—	(1,797)	1,797	—	—	—	—	—
Stock compensation expense	—	—	4,044	—	—	—	—	—	4,044

Balance, April 29, 2006	74,410	$744	$136,709	$—	$1,116,676	$—	(7,277)	$(229,210)	$1,024,919

Balance, February 3, 2007	74,410	$744	$154,020	$—	$1,158,137	$(723)	(9,630)	$(292,291)	$1,019,887
Net income	—	—	—	—	13,654	—	—	—	13,654
Issuance of common stock	—	—	2,079	—	(15,896)	—	1,094	33,215	19,398
Cumulative effect of the adoption of FIN 48	—	—	—	—	(6,152)	—	—	—	(6,152)
Purchase of treasury stock	—	—	—	—	—	—	(500)	(16,957)	(16,957)
Stock compensation expense	—	—	4,795	—	—	—	—	—	4,795

Balance, May 5, 2007	74,410	$744	$160,894	$—	$1,149,743	$(723)	(9,036)	$(276,033)	$1,034,625

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for BJ’s Wholesale Club, Inc. (“BJ’s” or “the Company” or “we”) for the quarter ended May 5, 2007 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

2. The interim financial statements are unaudited and reflect all normal recurring adjustments we considered necessary for a fair statement of our financial statements in accordance with generally accepted accounting principles.

3. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

4. We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”) as of February 4, 2007, the beginning of this year’s first quarter. In connection with the implementation of FIN 48, we recorded a reduction of $6.2 million to the opening balance of retained earnings. Net income was not affected.

As of February 4, 2007, we had $37.4 million of unrecognized tax benefits ($24.4 million, net of federal tax benefits). The entire $24.4 million of these unrecognized tax benefits, if recognized, would decrease the effective income tax rate. The amount of unrecognized tax benefits did not materially change from February 4, 2007 to May 5, 2007. Unrecognized tax benefits are classified in other noncurrent liabilities, except for the portion of unrecognized tax benefits that are expected to be paid within the next twelve months, which are classified as current liabilities. Amounts that we record in current liabilities are determined by the status of audits undertaken by the taxing authorities.

As of May 5, 2007, management has determined it is reasonably possible that the total amount of unrecognized tax benefits could significantly decrease within the next 12 months by as much as $29.3 million ($19.0 million, net of federal tax benefits), due to the resolutions of state tax audits.

We have tax years from 2005 that remain open and are subject to examination by the IRS. We also have tax years from 1996 that remain open and are subject to examination by state taxing authorities.

We classify interest expense and any penalties related to income tax uncertainties as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. As of February 4, 2007, we had $11.1 million of accrued interest ($6.5 million, net of the federal and state tax benefits) related to income tax uncertainties. During the quarter ended May 5, 2007, an additional $1.1 million of interest was accrued ($0.7 million, net of federal and state tax benefits).

Our income tax provision was 41.0% of pretax income from continuing operations in the first quarter of 2007 versus 38.3% in last year’s first quarter. The increase in the tax rate was due to certain portions of this year’s executive compensation which are not expected to be tax deductible under Section 162(m) of the Internal Revenue Code, and to higher tax accruals and interest amounts required by FIN 48. The lower tax provision rate in last year’s first quarter was due in part to a portion of the House2Home bankruptcy recoveries that was nontaxable. For the full 2007 year, we expect our ongoing tax rate to be approximately 40% to 41%.

5. During the quarter ended May 5, 2007, we granted 384,000 stock options and 374,500 restricted shares. In last year’s first quarter, we granted 24,000 stock options and 19,000 restricted shares.

Presented below is information regarding pretax share-based compensation for this year’s and last year’s first quarters:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
	(Dollars in Thousands)
Stock option expense	$3,023	$3,782
Restricted stock expense	1,772	262

Total	$4,795	$4,044

6. The components of interest income, net were as follows:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
	(Dollars in Thousands)
Interest income	$402	$1,076
Capitalized interest	7	167
Interest expense on debt	(164)	(167)

Interest income, net	$245	$1,076

7. The following details the calculation of earnings per share from continuing operations for the periods presented below (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Income from continuing operations	$13,805	$16,833

Weighted-average number of common shares outstanding, used for basic computation	64,468	67,215
Plus: Incremental shares from assumed conversion of stock options and restricted stock	1,056	882

Weighted-average number of common and dilutive potential shares outstanding	65,524	68,097

Basic earnings per share	$0.21	$0.25

Diluted earnings per share	$0.21	$0.25

Options to purchase 422,125 shares at a weighted-average exercise price of $39.09 and 628,080 shares at a weighted-average price of $36.34 were outstanding at May 5, 2007 and April 29, 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the periods then ended.

8. The following table summarizes activity for the quarter ended May 5, 2007 associated with our discontinued operations, which consist of the closing of both of our ProFoods clubs in January 2007 and three BJ’s clubs in 2002 (dollars in thousands):

	Discontinued Operations
	Liabilities February 3, 2007	Increases To Reserves	Reductions	Liabilities May 5, 2007	Cumulative Charges To Date
ProFoods clubs	$8,750	$115	$(343)	$8,522	$11,780
BJ’s Clubs	8,294	113	(300)	8,107	24,577

Total	$17,044	$228	$(643)	$16,629	$36,357

Current portion	$3,077			$3,334
Long-term portion	13,967			13,295

Total	$17,044			$16,629

Both ProFoods clubs were closed by the end of the fourth quarter ended February 3, 2007. The operating results of these clubs are included in discontinued operations for all periods presented. We recorded a pretax charge of $25.7 million to close these clubs in the fourth quarter of 2006. This charge consisted mainly of fixed asset write-downs of $14.0 million, lease obligation costs of $8.8 million and $1.0 million for employee termination benefits. In last year’s first quarter, ProFoods posted revenues of $10.1 million and a net loss of $1.3 million. All but $0.1 million in the ProFoods reserve at May 5, 2007 was related to lease obligation costs. Increases to the reserves in this year’s first quarter consisted of interest accretion charges related to lease obligations.

The charges for lease obligations were based on the present value of rent liabilities under the two leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the potential subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of the obligations. The liabilities for the closed club leases are included in current and noncurrent closed store lease obligations on our balance sheet.

On November 9, 2002, we closed both of our clubs in the Columbus, Ohio, market and an older non-prototypical club in North Dade, Florida. The operating results of these clubs are included in discontinued operations for all periods presented. There were no revenues after 2002. In each of 2004 and 2005, we made lump sum payments to settle two of the three leases. The reserve for BJ’s closed clubs at May 5, 2007 was related to lease obligations for the remaining closed club.

The following table summarizes activity for the quarter ended May 5, 2007 associated with our 2006 restructuring activities, which consisted of the relocation of our Franklin, MA, cross-dock facility to a new facility in Uxbridge, MA, in July 2006, and the closing of all of BJ’s 46 in-club pharmacies, 14 of which closed in the fourth quarter ended February 3, 2007. The remainder closed in the first quarter ended May 5, 2007 (dollars in thousands):

	Restructuring Activities
	Liabilities February 3, 2007	Increases To Reserves	Reductions	Liabilities May 5, 2007	Cumulative Charges To Date
Franklin relocation	$1,939	$—	$(234)	$1,705	$2,354
Pharmacy closings	50	2,503	(2,178)	375	2,052

	$1,989	$2,503	$(2,412)	$2,080	$4,406

Current portion	$1,162			$1,400
Long-term portion	827			680

Total	$1,989			$2,080

In connection with vacating the Franklin cross-dock facility, we established a reserve for our remaining lease liabilities for this property. The charges for this reserve were based on our rent liabilities under the lease, reduced by estimated potential sublease rentals, and were recorded in selling, general and administrative (“SG&A”) expenses. The liability for the facility is included in current and noncurrent closed store lease obligations in the balance sheet.

In the fourth quarter of 2006, we recorded a pretax charge of $7.2 million in connection with closing our in-club pharmacies, which consisted mainly of fixed asset write-downs of $4.2 million and employee termination benefits of $2.7 million. The increase to the pharmacy closing reserve in the first quarter was attributable primarily to cash received from the sale of prescription files and inventory to other pharmacy operators. Reductions to the reserves were attributable primarily to cash paid to de-install pharmacy fixtures of $1.0 million and the recording of pretax income of $1.0 million to adjust the reserve. Income and expense items related to the pharmacy closings are recorded in SG&A expenses. The liability related to these charges at May 5, 2007 was $0.4 million, primarily for the remaining fixture de-installation costs.

9. Early in 2004 we were notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, we retained a leading computer security firm to conduct a forensic analysis of our information technology systems with a goal of determining whether a breach had in fact occurred. While no conclusive evidence of a breach was found, the computer security firm concluded that: (1) our centralized computer system that serves as the aggregation point for all BJ’s credit and debit card transactions chain-wide had not been breached and (2) any breach would have likely occurred in a more decentralized fashion involving club-level systems. On March 12, 2004, after our receipt of the computer security firm’s preliminary report of findings, we issued a public statement alerting consumers to the potential security breach.

In 2004, we recorded charges of $7.0 million ($4.2 million post-tax) to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. In 2005 and 2006, we recorded additional charges of $4.0 million ($2.4 million post-tax) and $2.0 million ($1.2 million post-tax), respectively, to increase our reserve. These additional charges were driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. None of these charges were recorded in the first quarters of this year and last year. As of May 5, 2007, the balance in the reserve was $5.3 million, which represented our best estimate of the remaining costs and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of June 2, 2007, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on our consolidated financial position or liquidity.

10. Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
	(Dollars in Thousands)
Service cost	$152	$153
Interest cost	82	73
Amortization of net loss	5	17

Net periodic benefit cost	$239	$243

11. We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at May 5, 2007. We are required to pay an annual facility fee which is currently 0.175% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.575% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at May 5, 2007.

In addition to the credit agreement, we maintain a separate $82 million facility for letters of credit, primarily to support the purchase of inventories, of which $27.4 million was outstanding at May 5, 2007, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on April 30, 2008. As of May 5, 2007, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at May 5, 2007, February 3, 2007 and April 29, 2006.

12. BJ’s filed proofs of claim against House2Home, Inc. for claims arising under certain agreements between BJ’s and House2Home in connection with the BJ’s spin-off from Waban Inc. in July 1997. These claims arose primarily from BJ’s indemnification of TJX with respect to TJX’s guarantee of House2Home leases and from the Tax Sharing Agreement dated July 28, 1997 between BJ’s and House2Home. House2Home and BJ’s have settled BJ’s claims against House2Home. As part of the settlement, BJ’s has been released of all claims that House2Home and its bankruptcy estate may have had against BJ’s.

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

13. The FASB issued the following standards which became effective in 2007:

•

FIN 48 was issued in June 2006. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely- than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on recognition, derecognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures. We adopted the provisions of FIN 48 on February 4, 2007, the beginning of fiscal 2007. See Note 4 for further discussion of the effect of FIN 48.

•

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” In accordance with EITF 06-3, the presentation of taxes within the scope of the issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion 22. EITF 06-3 became effective in the first quarter of the fiscal year 2007. We have presented sales taxes collected from customers on a net basis. Therefore, implementation of EITF 06-3 does not have a material effect on the Company’s financial statements.

The FASB issued the following standards which will become effective in 2008:

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

14. During this year’s first quarter, we repurchased 500,000 shares of our common stock for $17.0 million. In last year’s first quarter we repurchased 658,500 shares of our common stock for $20.1 million. As of May 5, 2007, our remaining repurchase authorization was $36.5 million. On May 23, 2007, subsequent to the end of this year’s first quarter, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s common stock.

15. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. We have reclassified our prior year’s financial statements to reflect the operating results of ProFoods in discontinued operations for all periods presented.

We issue shares from BJ’s treasury in connection with exercises of stock options and issuances of restricted stock. It had been our practice to credit our treasury stock account with an offsetting charge to additional paid-in capital (“APIC”) for these transactions. During last year’s second quarter, we discovered that the offsetting charge should have been made to retained earnings because the amounts paid by employees pursuant to stock option exercises and receipt of restricted stock was less than the carrying cost of the treasury stock issued to employees. As of the end of last year’s first quarter, APIC was understated by a cumulative total of $106.2 million and retained earnings were overstated by the same amount. Beginning with last year’s second quarter financial statements, we revised the classification of these amounts to properly state the balances of APIC and retained earnings for all periods presented, including the quarter ended April 29, 2006. The revised classifications have no effect on earnings, cash flows or total stockholders’ equity, nor do they affect the Company’s compliance with debt covenants or other contractual requirements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Weeks (First Quarter) Ended May 5, 2007 versus Thirteen Weeks Ended April 29, 2006.

Critical Accounting Policies and Estimates

The preparation of our unaudited quarterly financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Some accounting policies have a significant impact on amounts reported in these financial statements. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 in the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on recognition, derecognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures. We adopted the provisions of FIN 48 on February 4, 2007, the beginning of fiscal 2007. In connection with the implementation of FIN 48, we recorded a reduction to the February 4, 2007 retained earnings balance. Net income was not affected. See Note 4 in Notes to the Consolidated Financial Statements for further discussion of the effect of FIN 48.

Results of Operations

Net sales for the quarter ended May 5, 2007 rose 7.5% to $2.01 billion from $1.87 billion reported in last year’s first quarter. This increase was due to the opening of new clubs and gasoline stations and to comparable club sales increases. The increase in comparable club sales represented approximately 35% of the increase in total net sales from the first quarter of 2006 to the first quarter of 2007. New clubs and new gasoline stations accounted for the remainder of the increase. Food accounted for 62% of total food and general merchandise sales in this year’s first quarter versus 61% in last year’s first quarter.

Comparable club sales increased by 2.3% over last year in the first quarter, including a 1.4% contribution from gasoline sales and a detriment from lack of pharmacy sales versus last year of approximately 0.4%. On a comparable club basis, food sales increased by approximately 3% in this year’s first quarter and general merchandise sales decreased by approximately 2%. Stronger departments versus last year’s first quarter included bakery, dairy, eggs, milk, office supplies, produce, soda and water, storage and televisions. Weaker merchandise departments compared to last year included jewelry, lawn & garden, residential furniture and toys. The weakness in furniture and toys reflected space reductions in those departments versus last year.

Total revenues included membership fees of $43.6 million in this year’s first quarter versus $39.0 million in last year’s comparable period. This increase was due principally to the $5 membership fee increase that became effective on January 1, 2006 and to the opening of new clubs. Because members renew throughout the year and because membership fee income is amortized over the life of the membership, the full impact of the fee increase is spread over a two-year period. At the end of this year’s first quarter, BJ’s Rewards members accounted for approximately 5% of all primary memberships and 13% of membership sales. This compares to 5% of primary memberships and 12% of merchandise sales at the end of last year’s first quarter.

Cost of sales (including buying and occupancy costs) was 93.00% of net sales in this year’s first quarter versus 92.42% in last year’s first quarter. The increase in cost of sales of 58 basis points reflected significant pressure from the unfavorable impact of low-margin gasoline sales, which increased the cost of sales ratio by approximately 30 basis points compared to last year. A decrease in merchandise margins increased the ratio by approximately 29 basis points.

Gasoline sales had a negative impact on cost of sales partly due to a higher penetration of gasoline sales versus last year. In addition, steadily rising gasoline prices throughout the quarter added significant pressure to gasoline margins.

The merchandise margin decrease reflected both the impact of competitive price reductions taken early in the quarter and the unfavorable mix of merchandise sales. Cold and rainy weather in April unfavorably impacted sales of higher margin seasonal items such as lawn care and patio furniture. We also had very strong first quarter sales in televisions, which carry below average margins. Partly offsetting these unfavorable issues was a benefit from improved comparable club sales in our higher margin perishables areas.

Selling, general and administrative (“SG&A”) expenses were 8.11% of net sales in this year’s first quarter versus 8.55% in last year’s comparable period. This decrease of 44 basis points was due in part to strong expense leveraging from gasoline sales that were significantly higher than last year. Home office payroll and fringe benefit expenses decreased by 23 basis points due mainly to a combination of savings from home office staff reductions made in our recent restructuring and severance charges for home office job eliminations taken in the first quarter of last year.

Within SG&A, advertising expenses decreased by approximately 18 basis points due to reduced spending versus last year for various programs, including direct mail coupons. Savings in pharmacy operating expenses totaled approximately 14 basis points versus last year and we realized income of five basis points related to the sale of pharmacy-related assets in this year’s first quarter. Partially offsetting these items were increases in credit expenses, stock-based compensation and group medical expenses.

Total SG&A expenses rose by $3.3 million from the first quarter of 2006 to the first quarter of 2007. Payroll and benefits accounted for 73% of all SG&A expenses in this year’s first quarter versus 75% last year.

Preopening expenses were $1.3 million in both this year’s first quarter and in last year’s first quarter. One new club was opened in this year’s first quarter. Two new clubs were opened in last year’s first quarter. This year’s first quarter included preopening expenses for a club that opened in May 2007.

Interest income, net was $0.2 million in this year’s first quarter versus $1.1 million in last year’s first quarter. This change was due primarily to lower amounts of invested cash this year.

In last year’s first quarter, we received bankruptcy recoveries of $3.1 million on account of our House2Home bankruptcy claims. These recoveries were recorded in gain on contingent lease obligations in the statements of income. On a post-tax basis these gains were $2.1 million. The Bankruptcy Court has closed the House2Home case and we do not expect to receive further payments on our claims.

Our income tax provision was 41.0% of pretax income from continuing operations in the first quarter of 2007 versus 38.3% in last year’s first quarter. The increase in the tax rate was due to certain portions of this year’s executive compensation which are not expected to be tax deductible under Section 162(m) of the Internal Revenue Code, and to higher tax accruals and interest amounts required by FIN 48. The lower tax provision rate in last year’s first quarter was due in part to a portion of the House2Home bankruptcy recoveries that was nontaxable. For the full 2007 year, we expect our ongoing tax rate to be approximately 40% to 41%.

Income from continuing operations was $13.8 million, or $.21 per diluted share, in this year’s first quarter versus $16.8 million, or $.25 per diluted share, in last year’s comparable period. Loss from discontinued operations (net of income tax benefit) was $0.2 million in this year’s first quarter versus $1.4 million in last year’s comparable period. Last year’s first quarter loss from discontinued operations was due almost entirely to ProFoods’ net loss.

Net income for the first quarter was $13.7 million, or $.21 per diluted share, this year versus $15.4 million, or $.23 per diluted share, last year. This year’s first quarter included post-tax income of $0.6 million, or $.01 per diluted share, from the sale of pharmacy-related assets. Last year’s first quarter included post-tax income of $2.1 million from House2Home bankruptcy recoveries.

The Company operated 173 BJ’s clubs on May 5, 2007 versus 165 BJ’s clubs and two ProFoods clubs on April 29, 2006.

Seasonality

Our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards

See Note 13 in Notes to Consolidated Financial Statements for a summary of recently issued accounting standards.

Liquidity and Capital Resources

Net cash provided by operating activities was $59.6 million in the first quarter of 2007 versus $15.9 million in last year’s comparable period. Cash provided by changes in merchandise inventories, net of accounts payable, increased by $29.2 million in the first three months of this year versus a decrease of $30.9 million in last year’s comparable period. This favorable variance was due primarily to a 5.4% decrease in inventory per club as compared to the end of last year’s first quarter. The inventory decrease was due to the benefits of our SKU reduction efforts in recent months as compared to last year’s inventory build-up to support coupon-based marketing programs. There was a decrease in cash provided by changes in book overdrafts of $22.2 million in this year’s first quarter versus an increase of $10.3 million in last year’s first quarter. The ratio of accounts payable to merchandise inventories was 66.3% at the end of this year’s first quarter versus 67.7% at the end of last year’s first quarter.

Cash expended for property additions was $32.7 million in this year’s first quarter versus $51.0 million in last year’s comparable period. One new club was opened in this year’s first quarter. Two new clubs and one gasoline station were opened in last year’s first quarter. Our full-year capital expenditures are expected to total approximately $110 to $130 million in 2007, based on plans to open approximately 5 new clubs and three or four new gasoline stations. The timing of actual openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

During this year’s first quarter, we repurchased 500,000 shares of our common stock for $17.0 million. In last year’s first quarter, we repurchased 658,500 shares of our common stock for $20.1 million. As of May 5, 2007, our remaining repurchase authorization was $36.5 million. Subsequent to the end of this year’s first quarter, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s common stock on May 23, 2007.

We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at May 5, 2007. We are required to pay an annual facility fee which is currently 0.175% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the

Eurodollar rate plus a margin which is currently 0.575% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at May 5, 2007.

In addition to the credit agreement, we maintain a separate $82 million facility for letters of credit, primarily to support the purchase of inventories, of which $27.4 million was outstanding at May 5, 2007, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on April 30, 2008. As of May 5, 2007, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at May 5, 2007, February 3, 2007 and April 29, 2006.

In 2006, we established reserves for our liabilities related to leases for the two ProFoods clubs, which closed in the fourth quarter, and for our Franklin, MA, cross-dock facility, which was relocated to a new facility in Uxbridge, MA, in the second quarter. We recorded a pretax charge of $25.7 million to close the ProFoods clubs, which included $14.0 million for fixed asset write-downs and a charge of $8.8 million for lease obligation costs. The charges for ProFoods’ lease obligations were based on the present value of rent liabilities under the two leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated future income from the potential subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of the obligations. As of May 5, 2007, our reserve for these obligations was $8.5 million.

In connection with the closing of the Franklin, MA, cross-dock facility, we recorded pretax charges of $2.4 million in 2006 for our remaining lease obligations for this property. These charges were based on our rent liabilities under the lease, reduced by estimated potential future sublease income. As of May 5, 2007, our reserve for this obligation was $1.7 million.

During the third quarter of 2002, we established reserves for our liabilities related to leases for three BJ’s clubs which closed on November 9, 2002. In 2004 and 2005, we made lump sum payments to settle the leases for two of the three closed clubs. Our reserve of $8.1 million as of May 5, 2007 is based on the present value of our rent liability under the lease for the remaining club, including real estate taxes and common area maintenance charges, reduced by estimated future income from subleasing the property. We will continue to use an annual discount rate of 6% to calculate the present value of the obligation.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $40.0 million at May 5, 2007.

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

In 2004, we recorded charges of $7.0 million ($4.2 million post-tax) to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. In 2005 and 2006, we recorded additional charges of $4.0 million ($2.4 million post-tax) and $2.0 million ($1.2 million post-tax), respectively, to increase our reserve. These additional charges were driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. As of May 5, 2007, the balance in the reserve was $5.3 million, which represented our best estimate of the remaining costs and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of June 2, 2007, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

Cash and cash equivalents totaled $84.0 million as of May 5, 2007. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of our credit agreement. However, we may from time to time seek to obtain additional financing.

Cautionary Note Regarding Forward-Looking Statements

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club and gas station openings, expected provision for income taxes, BJ’s reserve for credit and debit card claims, lease obligations in connection with a closed BJ’s club and two closed ProFoods clubs, and other information with respect to our plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, levels of customer demand, economic and weather conditions and state and local regulation in our markets; competitive conditions; our success in settling lease obligations for closed clubs; and our success in settling credit and debit card claims. Each of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Any forward-looking statements represent our estimates only as of the day this quarterly report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to market risk as of May 5, 2007 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at May 5, 2007.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 5, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of May 5, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended May 5, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

Discussions of the consumer credit and debit card matter appear in Part I of this Form 10-Q and are incorporated herein by reference.

Item 1A - Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A of BJ’s Annual Report on Form 10-K for the year ended February 3, 2007. There have been no material changes from the risk factors previously disclosed in BJ’s Annual Report on Form 10-K.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes our share repurchase activity in the quarter ended May 5, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Amount that May Yet Be Purchased Under the Program
2007
				(Dollars in Thousands)
Feb. 4 – Mar. 3	154,974	$31.90	154,974	$48,516
Mar. 4 – Apr. 7	80,900	33.75	80,900	45,785
Apr. 8 – May 5	264,126	35.15	264,126	36,502

Total for the quarter	500,000	$33.91	500,000	$36,502

We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; and additional increases of $100 million each in press releases dated September 26, 2001, August 20, 2002, March 1, 2005 and April 5, 2006. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through May 5, 2007, we repurchased approximately 18.7 million shares for a total of $563.5 million, leaving a remaining authorization of $36.5 million.

On May 23, 2007, subsequent to the end of this year’s first quarter, the Board authorized the repurchase of up to an additional $100 million of the Company’s common stock.

Item 4 - Submission of Matters to a Vote of Security Holders

At the 2007 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) held on May 24, 2007, the following matters were acted upon by BJ’s stockholders:

•	The re-election of directors S. James Coppersmith, Thomas J. Shields and Herbert J Zarkin for three-year terms ending in 2010.

•	Adoption of our 2007 Stock Incentive Plan.

•	Ratification of the Audit Committee’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending February 2, 2008.

The number of shares of common stock outstanding and entitled to vote at the Annual Meeting was 65,315,753.

The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	Votes For	Votes Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of Directors:
S. James Coppersmith	46,437,809	11,117,212	N/A	N/A	N/A
Thomas J. Shields	46,465,627	11,089,394	N/A	N/A	N/A
Herbert J Zarkin	47,105,006	10,450,015	N/A	N/A	N/A
Approval of 2007 Stock Incentive Plan	47,489,396	N/A	5,159,675	26,391	4,879,559
Ratification of Independent Registered Public Accounting Firm	57,431,778	N/A	99,971	23,272	N/A

The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Paul Danos, Ronald R. Dion, Edmond J. English, Helen Frame Peters and Lorne R. Waxlax.

Item 6 - Exhibits

10.5b	Criteria for 2007 Awards under Management Incentive Plan. (1)

10.6b	Criteria for 2007-2009 Awards under Growth Incentive Plan. (1)

10.11e	Employment Agreement dated as of April 4, 2007 between Herbert J Zarkin and the Company. (2)

10.11f	Change of Control Severance Agreement dated as of April 4, 2007 between Herbert J Zarkin and the Company. (2)

10.12a	Employment Agreement dated as of April 4, 2007 between Frank D. Forward and the Company. (2)

10.13a	Change of Control Severance Agreement dated as of April 4, 2007 between Frank D. Forward and the Company. (2)

10.27	BJ’s Wholesale Club, Inc. 2007 Stock Incentive Plan. (3)

10.27a	Form of Restricted Stock Agreement under BJ’s Wholesale Club, Inc. 2007 Stock Incentive Plan. (3)

10.27b	Form of Non-Statutory Stock Option Agreement under BJ’s Wholesale Club, Inc. 2007 Stock Incentive Plan. (3)

10.28	Employment Agreement dated as of April 3, 2007 between Thomas F. Gallagher and the Company.

10.28a	Change of Control Severance Agreement dated as of April 3, 2007 between Thomas F. Gallagher and the Company.

31.1	Chief Executive Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 10, 2007.

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K/A filed on April 20, 2007.

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC.
(Registrant)

Date: June 12, 2007	/S/ HERBERT J ZARKIN
Herbert J Zarkin
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 12, 2007	/S/ FRANK D. FORWARD
Frank D. Forward
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)