Form 10-Q
period 2007-08-04
BJS WHOLESALE CLUB INC
filed 2007-09-12
CIK 1037461

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended August 4, 2007

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

The number of shares of the Registrant’s common stock outstanding as of August 31, 2007: 65,090,387

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	August 4, 2007	July 29, 2006
	(Dollars in Thousands except Per Share Amounts)
Net sales	$2,248,212	$2,081,158
Membership fees and other	46,772	43,355

Total revenues	2,294,984	2,124,513

Cost of sales, including buying and occupancy costs	2,070,893	1,914,030
Selling, general and administrative expenses	173,008	164,491
Preopening expenses	1,244	1,306

Operating income	49,839	44,686
Interest income, net	1,102	954
Gain on contingent lease obligations	—	—

Income from continuing operations before income taxes	50,941	45,640
Provision for income taxes	16,879	17,814

Income from continuing operations	34,062	27,826
Income (loss) from discontinued operations, net of income tax provision of $1,520 and benefit of $926	2,205	(1,425)

Net income	$36,267	$26,401

Basic earnings per share:
Income from continuing operations	$0.53	$0.42
Income (loss) from discontinued operations	0.03	(0.02)

Net income	$0.56	$0.40

Diluted earnings per share:
Income from continuing operations	$0.52	$0.41
Income (loss) from discontinued operations	0.03	(0.02)

Net income	$0.55	$0.39

Number of common shares for earnings per share computations:
Basic	64,733,835	66,192,730
Diluted	65,700,032	66,952,101

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006
	(Dollars in Thousands except Per Share Amounts)
Net sales	$4,259,351	$3,951,120
Membership fees and other	93,644	85,816

Total revenues	4,352,995	4,036,936

Cost of sales, including buying and occupancy costs	3,941,302	3,642,257
Selling, general and administrative expenses	336,163	324,308
Preopening expenses	2,538	2,581

Operating income	72,992	67,790
Interest income, net	1,347	2,030
Gain on contingent lease obligations	—	3,119

Income from continuing operations before income taxes	74,339	72,939
Provision for income taxes	26,472	28,280

Income from continuing operations	47,867	44,659
Income (loss) from discontinued operations, net of income tax provision of $1,415 and benefit of $1,843	2,054	(2,842)

Net income	$49,921	$41,817

Basic earnings per share:
Income from continuing operations	$0.74	$0.67
Income (loss) from discontinued operations	0.03	(0.04)

Net income	$0.77	$0.63

Diluted earnings per share:
Income from continuing operations	$0.73	$0.66
Income (loss) from discontinued operations	0.03	(0.04)

Net income	$0.76	$0.62

Number of common shares for earnings per share computations:
Basic	64,601,045	66,703,704
Diluted	65,569,004	67,508,985

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 4,	February 3,	July 29,
	2007	2007	2006
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$154,415	$55,877	$76,127
Marketable securities	—	—	37
Accounts receivable	94,472	101,292	90,694
Merchandise inventories	820,581	850,902	802,694
Current deferred income taxes	33,323	34,633	25,385
Prepaid expenses	24,520	26,874	17,272

Total current assets	1,127,311	1,069,578	1,012,209

Property at cost:
Land and buildings	635,120	639,284	617,665
Leasehold costs and improvements	199,497	196,206	191,511
Furniture, fixtures and equipment	539,389	572,522	565,834

	1,374,006	1,408,012	1,375,010
Less: accumulated depreciation and amortization	500,555	507,864	511,715

	873,451	900,148	863,295
Deferred income taxes	307	—	—
Other assets	22,697	23,085	23,470

Total assets	$2,023,766	$1,992,811	$1,898,974

LIABILITIES
Current liabilities:
Current installments of long-term debt	$511	$493	$476
Accounts payable	571,462	560,406	525,292
Accrued expenses and other current liabilities	256,450	266,864	227,633
Accrued federal and state income taxes	23,167	34,626	32,740
Closed store lease obligations due within one year	2,135	4,189	2,114

Total current liabilities	853,725	866,578	788,255

Long-term debt, less portion due within one year	1,984	2,243	2,494
Noncurrent closed store lease obligations	10,663	14,794	7,989
Other noncurrent liabilities	104,849	83,377	77,119
Deferred income taxes	—	5,932	20,538
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	167,905	154,020	142,666
Retained earnings	1,168,628	1,158,137	1,136,369
Accumulated other comprehensive loss	(723)	(723)	—
Treasury stock, at cost, 9,104,340 and 9,629,542 and 9,026,114 shares	(284,009)	(292,291)	(277,200)

Total stockholders’ equity	1,052,545	1,019,887	1,002,579

Total liabilities and stockholders’ equity	$2,023,766	$1,992,811	$1,898,974

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49,921	$41,817
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) closing costs	(4,213)	1,646
Depreciation and amortization of property	53,219	52,953
Loss on property disposals	1,215	265
Other noncash items (net)	545	529
Share-based compensation expense	9,343	9,753
Deferred income taxes	(1,630)	(4,674)
Excess tax benefit from exercise of stock options	(2,648)	(1,356)
Tax benefit from exercise of stock options	4,542	1,929
Increase (decrease) in cash due to changes in:
Accounts receivable	6,820	10,741
Merchandise inventories	30,321	10,576
Prepaid expenses	2,354	923
Other assets	348	(955)
Accounts payable	17,721	(24,789)
Changes in book overdrafts	(6,665)	(6,887)
Accrued expenses	5,937	1,198
Accrued income taxes	(20,910)	(18,828)
Closed store lease obligations	(1,917)	(496)
Other noncurrent liabilities	20,537	(1,176)

Net cash provided by operating activities	164,840	73,169

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(43,784)	(93,388)
Proceeds from property disposals	52	20
Purchase of marketable securities	(1,137)	(68)
Sale of marketable securities	1,156	—

Net cash used in investing activities	(43,713)	(93,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit from exercise of stock options	2,648	1,356
Repayment of long-term debt	(241)	(227)
Proceeds from issuance of common stock	34,585	8,479
Purchase of treasury stock	(59,581)	(75,378)

Net cash used in financing activities	(22,589)	(65,770)

Net increase (decrease) in cash and cash equivalents	98,538	(86,037)
Cash and cash equivalents at beginning of year	55,877	162,164

Cash and cash equivalents at end of period	$154,415	$76,127

Noncash financing and investing activities:
Addition of asset retirement costs	$356	$1,861

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
	(In Thousands)
Balance, January 28, 2006	74,410	$744	$132,781	$(1,797)	$1,105,913	$—	(7,017)	$(221,662)	$1,015,979
Net income	—	—	—	—	41,817	—	—	—	41,817
Issuance of common stock	—	—	1,929	—	(11,361)	—	630	19,840	10,408
Purchase of treasury stock	—	—	—	—	—	—	(2,639)	(75,378)	(75,378)
Elimination of unearned compensation	—	—	(1,797)	1,797	—	—	—	—	—
Stock compensation expense	—	—	9,753	—	—	—	—	—	9,753

Balance, July 29, 2006	74,410	$744	$142,666	$—	$1,136,369	$—	(9,026)	$(277,200)	$1,002,579

Balance, February 3, 2007	74,410	$744	$154,020	$—	$1,158,137	$(723)	(9,630)	$(292,291)	$1,019,887
Net income	—	—	—	—	49,921	—	—	—	49,921
Issuance of common stock	—	—	4,542	—	(33,278)	—	2,226	67,863	39,127
Cumulative effect of the adoption of FIN 48	—	—	—	—	(6,152)	—	—	—	(6,152)
Purchase of treasury stock	—	—	—	—	—	—	(1,700)	(59,581)	(59,581)
Stock compensation expense	—	—	9,343	—	—	—	—	—	9,343

Balance, August 4, 2007	74,410	$744	$167,905	$—	$1,168,628	$(723)	(9,104)	$(284,009)	$1,052,545

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The results for BJ’s Wholesale Club, Inc. (“BJ’s” or “the Company” or “we”) for the quarter and six months ended August 4, 2007 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

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

4. We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) as of February 4, 2007, the beginning of this year’s first quarter. In connection with the implementation of FIN 48, we recorded a reduction of $6.2 million to the opening balance of retained earnings. Net income was not affected.

During the second quarter of this year, we recorded a reduction in our income tax provision totaling $3.6 million, as a result of favorable state income tax audit settlements. Of this total, $2.8 million reflected a reduction in income tax reserves, and $0.8 million reflected a reduction in interest reserves, as noted below.

As of February 4, 2007, we had $37.4 million of unrecognized tax benefits ($24.4 million, net of federal tax benefit). The entire $24.4 million of these unrecognized tax benefits, if recognized, would decrease the effective income tax rate.

As of August 4, 2007, unrecognized tax benefits were $23.2 million ($15.1 million, net of federal tax benefit). The entire $15.1 million of these unrecognized tax benefits, if recognized, would decrease the effective income tax rate. Unrecognized tax benefits decreased by $14.5 million ($9.4 million, net of federal tax benefit) in the second quarter ended August 4, 2007, and income tax expense decreased by $2.8 million, primarily as a result of the settlement of state income tax audits for prior years. Unrecognized tax benefits are classified in other noncurrent liabilities, except for the portion of unrecognized tax benefits that are expected to be paid within the next twelve months, which are classified as current liabilities. Amounts that we record in current liabilities are determined by the status of audits undertaken by the taxing authorities.

As of August 4, 2007, management has determined it is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next 12 months by as much as $15.0 million ($9.8 million, net of federal tax benefit), due to the resolution of state tax audits.

We have Federal tax years from 2005 that remain open and are subject to examination by the IRS. We also have tax years from 1996 that remain open and are subject to examination by state taxing authorities.

We classify interest expense and any penalties related to income tax uncertainties as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. As of February 4, 2007, we had $11.1 million of accrued interest ($6.5 million, net of federal and state tax benefit) related to income tax uncertainties. As of August 4, 2007, we had $8.0 million of accrued interest ($4.8 million, net of federal and state tax benefit) related to income tax uncertainties. Accrued interest decreased by $4.2 million ($2.5 million, net of federal and state tax benefit) in the second quarter, and income tax expense decreased by $0.8 million, primarily as a result of the second quarter settlement of state income tax audits for prior years.

5. During the second quarter ended August 4, 2007, we granted 464,900 restricted shares. No stock options were granted in this year’s second quarter. In last year’s second quarter, we granted 777,650 stock options and 190,100 restricted shares. In this year’s first half, we granted 384,000 stock options and 839,400 restricted shares. In last year’s first half, we granted 801,650 stock options and 209,100 restricted shares.

Presented below is information regarding pretax share-based compensation for this year’s and last year’s second quarters and for this year’s and last year’s first halves:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Aug. 4, 2007	July 29, 2006	Aug. 4, 2007	July 29, 2006
	(Dollars in Thousands)		(Dollars in Thousands)
Stock option expense	$1,779	$5,082	$4,802	$8,864
Restricted stock expense	2,769	627	4,541	889

Total	$4,548	$5,709	$9,343	$9,753

6. The components of interest income, net were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Aug. 4, 2007	July 29, 2006	Aug. 4, 2007	July 29, 2006
	(Dollars in Thousands)		(Dollars in Thousands)
Interest income	$1,269	$1,039	$1,671	$2,115
Capitalized interest	9	80	16	247
Interest expense on debt	(176)	(165)	(340)	(332)

Interest income, net	$1,102	$954	$1,347	$2,030

7. The following details the calculation of earnings per share from continuing operations for the periods presented below (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Aug. 4, 2007	July 29, 2006	Aug. 4, 2007	July 29, 2006
	(Dollars in Thousands)		(Dollars in Thousands)
Income from continuing operations	$34,062	$27,826	$47,867	$44,659

Weighted-average number of common shares outstanding, used for basic computation	64,734	66,193	64,601	66,704
Plus: Incremental shares from assumed conversion of stock options and restricted stock	966	759	968	805

Weighted-average number of common and dilutive potential shares outstanding	65,700	66,952	65,569	67,509

Basic earnings per share	$0.53	$0.42	$0.74	$0.67

Diluted earnings per share	$0.52	$0.41	$0.73	$0.66

Options to purchase the following shares were outstanding at August 4, 2007 and July 29, 2006, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the periods indicated:

	Number of Shares	Weighted-Average Exercise Price
Thirteen weeks ended Aug. 4, 2007	397,925	$38.93
Twenty-six weeks ended Aug. 4, 2007	397,925	$38.93

Thirteen weeks ended July 29, 2006	2,498,674	$31.61
Twenty-six weeks ended July 29, 2006	1,887,524	$32.25

At the 2007 Annual Meeting of Stockholders of the Company, BJ’s stockholders approved the adoption of our 2007 Stock Incentive Plan (the “2007 Plan”) on May 24, 2007. The 2007 Plan replaces BJ’s 1997 Stock Incentive Plan (the “1997 Plan”), which expired on July 27, 2007. No further grants will be made under the 1997 Plan.

Awards may be made under the 2007 Plan for up to 4,000,000 shares of BJ’s common stock (subject to adjustment for changes in capitalization, including stock splits and other similar events).

The 2007 Plan provides that all “full value” awards, which generally means awards other than stock options and stock appreciation rights, will count against the 4,000,000 maximum shares issuable under the 2007 Plan at a ratio of two to one.

8. The following table summarizes activity for the six months ended August 4, 2007 associated with our discontinued operations, which consist of the closing of both of our ProFoods clubs in January 2007 and three BJ’s clubs in 2002 (dollars in thousands):

	Discontinued Operations
	Liabilities February 3, 2007	Increases To Reserves	Reductions	Liabilities Aug. 4, 2007	Cumulative Charges To Date
ProFoods clubs	$8,750	$224	$(4,882)	$4,092	$21,926
BJ’s clubs	8,294	223	(572)	7,945	24,687

Total	$17,044	$447	$(5,454)	$12,037	$46,613

Current portion	$3,077			$2,064
Long-term portion	13,967			9,973

Total	$17,044			$12,037

Both ProFoods clubs were closed by the end of the fourth quarter ended February 3, 2007. The operating results of these clubs are included in discontinued operations for all periods presented. We recorded a pretax charge of $25.7 million to close these clubs in the fourth quarter of 2006. This charge consisted mainly of fixed asset write-downs of $14.0 million, lease obligation costs of $8.8 million and $1.0 million for employee termination benefits. In last year’s first six months, ProFoods posted revenues of $22.5 million and a net loss of $2.7 million. All of the ProFoods and BJ’s clubs reserves at August 4, 2007 were related to lease obligation costs.

During this year’s second quarter, we settled the lease for one of the two closed ProFoods locations, and subleased the other ProFoods location for a portion of its remaining lease term, resulting in pretax income of $4.0 million ($2.4 million post-tax) in discontinued operations. Increases to the reserves in the table above consisted of interest accretion charges. As a result of the ProFoods lease settlement, we reduced the reserve by $4.0 million. The remainder of the reserve reductions consisted of lease obligation payments.

The charges for lease obligations were based on the present value of rent liabilities under the two ProFoods leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the potential subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of the obligations. The liabilities for the closed club leases are included in current and noncurrent closed store lease obligations on our balance sheet.

On November 9, 2002, we closed both of our clubs in the Columbus, Ohio, market and a club in North Dade, Florida. The operating results of these clubs are included in discontinued operations for all periods presented. There were no revenues after 2002. In each of 2004 and 2005, we made lump sum payments to settle two of the three leases. The reserve for BJ’s closed clubs at August 4, 2007 was related to lease obligations for the remaining closed club.

The following table summarizes activity for the six months ended August 4, 2007 associated with our 2006 restructuring activities, which consisted of the relocation of our Franklin, MA, cross-dock facility to a new facility in Uxbridge, MA, in July 2006, and the closing of all of BJ’s 46 in-club pharmacies, 14 of which closed in the fourth quarter ended February 3, 2007. The remainder closed in the first quarter ended May 5, 2007 (dollars in thousands):

	Restructuring Activities
	Liabilities February 3, 2007	Increases To Reserves	Reductions	Liabilities August 4, 2007	Cumulative Charges To Date
Franklin relocation	$1,939	$—	$(1,177)	$762	$1,610
Pharmacy closings	50	1,316	(1,366)	—	6,196

Total	$1,989	$1,316	$(2,543)	$762	$7,806

Current portion	$1,162			$71
Long-term portion	827			691

Total	$1,989			$762

In connection with vacating the Franklin cross-dock facility, we established a reserve for our remaining lease liabilities for this property in 2006. The charges for this reserve were based on our rent liabilities under the lease, reduced by estimated potential sublease rentals, and were recorded in selling, general and administrative (“SG&A”) expenses. In this year’s second quarter, we subleased the Franklin facility for a portion of its remaining lease term at a rate favorable to our initial estimate of sublease income. In connection with this sublease, we recorded pretax income of $0.7 million in SG&A and reduced the Franklin reserve by the same amount. The liability for the facility is included in current and noncurrent closed store lease obligations in the balance sheet.

In the fourth quarter of 2006, we recorded a pretax charge of $7.2 million in connection with closing our in-club pharmacies, which consisted mainly of fixed asset write-downs of $4.2 million and employee termination benefits of $2.7 million. In the first half of this year, we recorded $1.0 million of pretax income, primarily composed of $2.3 million of proceeds received from the sale of prescription files and inventory, offset by payments of approximately $1.4 million, which were related to the removal of fixtures. Income and expense items related to the pharmacy closings are recorded in SG&A expenses. No liability remains in the pharmacy closing reserve as of August 4, 2007, as we do not expect to record any further material adjustments in connection with the pharmacy closings.

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

In 2004, we recorded pretax charges of $7.0 million to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. In 2005 and 2006, we recorded additional pretax charges totaling $6.0 million to increase our reserve. These additional charges were driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. No charges were recorded in connection with this matter in the first halves of this year and last year. As of August 4, 2007, the balance in the reserve was $5.2 million, which represented our best estimate of the remaining costs and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of September 1, 2007, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on our consolidated financial position or liquidity.

10. Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Aug. 4, 2007	July 29, 2006	Aug. 4, 2007	July 29, 2006
	(Dollars in Thousands)		(Dollars in Thousands)
Service cost	$152	$152	$305	$305
Interest cost	82	73	164	146
Amortization of net loss	5	17	9	34

Net periodic benefit cost	$239	$242	$478	$485

11. We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at August 4, 2007. We are required to pay an annual facility fee which is currently 0.20% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.80% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis.

Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at August 4, 2007.

In addition to the credit agreement, we maintain a separate $82 million facility for letters of credit, primarily to support the purchase of inventories, of which $47.5 million was outstanding at August 4, 2007, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on April 30, 2008. As of August 4, 2007, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at August 4, 2007, February 3, 2007 and July 29, 2006.

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

In the six months ended July 29, 2006, we received first quarter bankruptcy recoveries of $3.1 million on account of our House2Home bankruptcy claims. These recoveries are recorded in gain on contingent lease obligations in the statements of income. On a post-tax basis, these gains were $2.1 million. The Bankruptcy Court has closed the House2Home case and we do not expect to receive further payments on our claims.

13. The FASB issued the following standard which became effective in 2007:

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

14. During this year’s first six months, we repurchased 1,700,147 shares of our common stock for $59.6 million. In last year’s first half, we repurchased 2,639,200 shares of our common stock for $75.4 million. On May 23, 2007, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s common stock. As of August 4, 2007, our remaining repurchase authorization was $93.9 million.

15. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. We have reclassified our prior year’s financial statements to reflect the operating results of ProFoods in discontinued operations and to reflect the reserve for the Franklin cross-dock facility in current and noncurrent closed store lease obligations for all periods presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Weeks (Second Quarter) and Twenty-Six Weeks Ended August 4, 2007 versus Thirteen and Twenty-Six Weeks Ended July 29, 2006.

Critical Accounting Policies and Estimates

The preparation of our unaudited quarterly financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Some accounting policies have a significant impact on amounts reported in these financial statements. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 in the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except as set forth below, there have not been any material changes to these critical accounting policies.

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

Results of Operations

Net sales for the quarter ended August 4, 2007 rose 8.0% to $2.25 billion from $2.08 billion reported in last year’s second quarter. Net sales for the first half of the current year totaled $4.26 billion, 7.8% higher than last year’s comparable period. These increases were due to the opening of new clubs and gasoline stations and to comparable club sales increases. The increase in comparable club sales represented approximately 45% of the increase in total net sales from the second quarter of 2006 to the second quarter of 2007, and approximately 41% of the increase in year-to-date sales. New clubs and gasoline stations accounted for the remainder of the increase. Food accounted for 62% of total food and general merchandise sales in this year’s second quarter versus 61% in last year’s second quarter. For the year-to-date period, food also accounted for 62% of total food and general merchandise sales this year versus 61% in last year’s comparable period.

Comparable club sales increased by 3.7% over last year in the second quarter, including a 0.7% contribution from gasoline sales, and increased by 3.0% for the first half of the year, including a 1.1% contribution from sales of gasoline. The comparable club sales increases included a detriment from lack of pharmacy sales versus last year of approximately 0.4% in both the second quarter and the year-to-date periods. On a comparable club basis, food sales increased by approximately 5% in this year’s second quarter and by approximately 4% year-to-date. Comparable club general merchandise sales increased by approximately 0.5% in the second quarter and decreased by approximately 1% in the year-to-date period. On a comparable club basis, excluding sales of gasoline, customer count increased by approximately 1% in this year’s second quarter and decreased by approximately 0.4% in the year-to-date period. Average sales per transaction increased by approximately 3% in both this year’s second quarter and year-to-date period. Stronger performing departments as compared to last year’s second quarter included bakery, cheese, dairy, frozen foods, juices, meat, milk, soda, water, office supplies, televisions and storage. Weaker performing departments included air conditioners, computer equipment, jewelry, residential furniture, tires and toys. The weakness in furniture and toys reflected space reductions in those departments versus last year.

Total revenues included membership fees of $43.6 million in this year’s second quarter versus $39.9 million in last year’s comparable period. For the year-to-date period, membership fees were $87.2 million this year compared with $78.9 million last year. These increases were due principally to the $5 membership fee increase that became effective on January 1, 2006 and to the opening of new clubs. Because members renew throughout the year and because membership fee income is amortized over the life of the membership, the full impact of the fee increase is spread over a two-year period. Through the end of this year’s second quarter, Rewards members accounted for approximately 5% of all primary memberships and approximately 13% of food and general merchandise sales, about the same levels as last year.

Cost of sales (including buying and occupancy costs) was 92.11% of net sales in this year’s second quarter versus 91.97% in last year’s second quarter. In this year’s second quarter, the 14 basis point increase in cost of sales reflected a decrease in merchandise gross margin of approximately 17 basis points and an increase in buying and occupancy costs of approximately 7 basis points, partially offset by a favorable impact from strong gasoline margins worth approximately 10 basis points.

The decrease in merchandise margin was due mainly to an unfavorable change in the mix of sales. While we continued to see strong sales growth in high margin perishables, particularly produce and meat, we also experienced very strong sales in a number of below-average margin departments such as televisions and books, and weaker sales in a number of above-average margin departments such as air conditioners and jewelry.

The increase in buying and occupancy costs was due in part to higher utilities costs. The increase in gasoline margin was due to decreasing gasoline prices during this year’s second quarter as compared to increasing prices in last year’s second quarter.

For the first six months of this year, cost of sales (including buying and occupancy costs) was 92.53% versus 92.18% last year. The 35 basis point increase reflected a decrease in merchandise gross margins of approximately 22 basis points, an increase in buying and occupancy costs of approximately 3 basis points and an unfavorable impact from gasoline margins of 10 basis points. Merchandise margins were negatively impacted by competitive price reductions taken early in the first quarter, as well as an unfavorable change in the mix of sales. Steadily rising gasoline prices throughout the first quarter also added significant pressure to gasoline margins.

SG&A expenses were 7.70% of net sales in the second quarter versus 7.90% in last year’s comparable period. The decrease of 20 basis points in the second quarter was attributable mainly to decreases of 14 basis points for savings in pharmacy operating expenses; a decrease in advertising expenses of 9 basis points; a favorable impact of approximately 9 basis points in connection with the reserve for BJ’s former cross-dock facility in Franklin, MA, as a result of subleasing the facility; and a decrease of approximately 16 basis points in payroll and stock-based compensation, reflecting the favorable impact of our home office restructuring late last year. These favorable factors were partially offset by increased cash-based incentive pay accruals as compared to last year’s unusually low levels, worth almost 29 basis points.

Year-to-date SG&A expenses were 7.89% of net sales this year versus 8.21% last year. The decrease of 32 basis points in the year-to-date period was driven largely by many of the same factors as those cited in the second quarter. The decrease for the six-month period was higher than that for the second quarter, primarily because of a higher overall decrease in advertising and a lower overall increase in cash-based incentive pay for the year-to-date period.

Total SG&A expenses rose by $8.5 million from the second quarter of 2006 to the second quarter of 2007. Payroll and benefits accounted for 76% of all SG&A expenses in this year’s second quarter versus 74% last year. For the year-to-date period, total SG&A expenses rose by $11.9 million this year. Payroll and payroll benefits accounted for 75% of all SG&A expenses in both this year’s first six months and last year’s first six months.

Preopening expenses were $1.2 million in this year’s second quarter versus $1.3 million in last year’s second quarter. Year-to-date preopening expenses totaled $2.5 million this year versus $2.6 million last year. In this year’s first half, we opened three new clubs, two of which opened in the second quarter. In last year’s first half, we opened two new clubs, both of which opened in the first quarter, and a new cross-dock facility in the second quarter.

Net interest income was $1.1 million in this year’s second quarter versus $1.0 million in last year’s second quarter. Net interest income for the first six months of this year was $1.3 million versus $2.0 million in last year’s comparable period. This decrease was due mainly to lower invested cash in the first quarter.

In last year’s first quarter, we received pretax bankruptcy recoveries of $3.1 million on account of our House2Home bankruptcy claims. These recoveries were recorded as a gain on contingent lease obligations in the statements of income. On a post-tax basis these gains were $2.1 million. The Bankruptcy Court has closed the House2Home case and we do not expect to receive further payments on our claims.

Our income tax provision was 33.1% of pretax income from continuing operations in the second quarter of 2007 versus 39.0% in last year’s second quarter. Our income tax provision was 35.6% of pretax income from continuing operations in the first half of 2007 versus 38.8% in last year’s first half. This year’s lower rates reflected the favorable settlement of state income tax audits in the second quarter, which reduced our provision for income taxes by $3.6 million. (See Note 4 of Notes to Consolidated Financial Statements.) For the full 2007 year, we expect our ongoing income tax rate to be approximately 40% to 41% versus 38.1% in 2006. The higher rate for this full year is due to certain portions of this year’s incentive compensation which is not expected to be tax deductible under Section 162(m) of the Internal Revenue Code, and to higher tax accruals and interest amounts required by FIN 48. In addition, last year’s full-year tax rate was lower, due in part to a portion of the House2Home bankruptcy recoveries which was nontaxable, and to state tax credits realized in connection with the opening of our cross-dock facility in Uxbridge, MA.

Income from continuing operations was $34.1 million, or $.52 per diluted share, in this year’s second quarter versus $27.8 million, or $.41 per diluted share, in last year’s comparable period. For the first six months, income from continuing operations was $47.9 million, or $.73 per diluted share, this year versus $44.7 million, or $.66 per diluted share, last year.

In this year’s second quarter, we recorded net income from discontinued operations of $2.2 million, or $.03 per diluted share, versus a loss of $1.4 million, or $.02 per diluted share, in last year’s second quarter. For the first half of this year, we recorded net income from discontinued operations of $2.1 million, or $.03 per diluted share, versus a loss of $2.8 million, or $.04 per diluted share in last year’s comparable period.

Net income for the second quarter was $36.3 million, or $.55 per diluted share, this year versus $26.4 million, or $.39 per diluted share, last year. This year’s results included post-tax income of $3.6 million from favorable state income tax audit settlements, which were recorded in continuing operations, and post-tax income of $2.4 million, primarily resulting from the settlement of a lease for one of the two ProFoods clubs, which were closed in January 2007. This item was recorded in discontinued operations. Results for last year’s second quarter included post-tax expense of $0.8 million associated with the closing of the Franklin cross-dock facility.

Net income for the first six months of this year was $49.9 million, or $.76 per diluted share, versus $41.8 million, or $.62 per diluted share, last year. This year’s amounts included post-tax income of $3.6 million, as a result of the favorable income tax audit settlements and post-tax income of $2.4 million from the settlement of the ProFoods lease mentioned above. Net income for the year-to-date period also included income of $1.0 million from the sale of pharmacy related assets in the first quarter, which were included in continuing operations.

For the first half of 2006, net income included expense of $2.7 million related to the operations of ProFoods, which are recorded in discontinued operations. This amount included second quarter expense of $1.4 million. In last year’s first half, net income included a post-tax gain of $2.1 million related to recoveries of House2Home bankruptcy claims in the first quarter and the post-tax expense of $0.8 million associated with the closing of the Franklin facility.

The Company operated 175 clubs on August 4, 2007 versus 165 BJ’s clubs and two ProFoods clubs on July 29, 2006.

Seasonality

Our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards

See Note 13 in Notes to Consolidated Financial Statements for a summary of recently issued standards.

Liquidity and Capital Resources

Net cash provided by operating activities was $164.8 million in the first six months of 2007 versus $73.2 million in last year’s comparable period. Cash provided by changes in merchandise inventories, net of accounts payable, increased by $48.0 million in the first six months of this year versus a decrease of $14.2 million in last year’s comparable period.

This favorable variance was due mainly to a 2.4% decrease in inventory per club as compared to the end of last year’s second quarter. The inventory decrease was due to the benefits of our SKU reduction efforts this year as compared to last year’s inventory build-up to support coupon-based marketing programs and to facilitate the July 2006 switch to our new cross-dock facility in Uxbridge, MA. The ratio of accounts payable to merchandise inventories was 69.6% at the end of this year’s second quarter versus 65.4% at the end of last year’s second quarter. The increase in noncurrent liabilities was due mainly to an increase in noncurrent income taxes payable.

Cash expended for property additions was $43.8 million in this year’s first six months versus $93.4 million in last year’s comparable period. In this year’s first half, we opened three new clubs, two of which opened in the second quarter. We also opened three new gasoline stations, all of which were in the second quarter. In last year’s first half, we opened two new clubs, both of which opened in the first quarter, and our new owned cross-dock facility in the second quarter. Our full-year capital expenditures are expected to total approximately $110 to $120 million in 2007, based on plans to open approximately five new clubs and four or five new gasoline stations in this fiscal year. The timing of actual openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

On May 23, 2007, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s common stock. During the first six months of 2007, we repurchased 1,700,147 shares of our common stock for $59.6 million. In last year’s first six months, we repurchased 2,639,200 shares of our common stock for $75.4 million. As of August 4, 2007, our remaining repurchase authorization was $93.9 million.

We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at August 4, 2007. We were in compliance with the covenants and other requirements set forth in our credit agreement at August 4, 2007. See Note 11 for further discussion of our credit agreement.

In addition to the credit agreement, we maintain a separate $82 million facility for letters of credit, primarily to support the purchase of inventories, of which $47.5 million was outstanding at August 4, 2007, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on April 30, 2008. As of August 4, 2007, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at August 4, 2007, February 3, 2007 and July 29, 2006.

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

During this year’s second quarter, we settled the lease for one of the two ProFoods closed locations, and subleased the other ProFoods location for a portion of the remaining lease term, resulting in pretax income of $4.0 million, ($2.4 million post-tax) in discontinued operations, primarily as a result of the lease settlement. As of August 4, 2007, our reserve for our ProFoods obligations was $4.1 million.

In connection with the closing of the Franklin, MA, cross-dock facility, we recorded pretax charges of $2.4 million in 2006 for our remaining lease obligations for this property. These charges were based on our rent liabilities under the lease, reduced by estimated potential future sublease income. In this year’s second quarter, we subleased the Franklin facility for a portion of its remaining lease term. In connection with this sublease, we recorded pretax income of $0.7 million to reduce our reserve. As of August 4, 2007, our reserve for this obligation was $0.8 million.

During the third quarter of 2002, we established reserves for our liabilities related to leases for three BJ’s clubs which closed on November 9, 2002. In 2004 and 2005, we made lump sum payments to settle the leases for two of the three closed clubs. Our reserve of $7.9 million as of August 4, 2007 is based on the present value of our rent liability under the lease for the remaining club, including real estate taxes and common area maintenance charges, reduced by estimated future income from subleasing the property. An annual discount rate of 6% was used to calculate the present value of the obligation.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store lease obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $24.0 million at August 4, 2007.

Early in 2004 we were notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, we retained a leading computer security firm to conduct a forensic analysis of our information technology systems with a goal of determining whether a breach had in fact occurred. (See Note 9 for additional information.) While no conclusive evidence of a breach was found, we recorded pretax charges of $7.0 million in 2004 to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses.

In 2005 and 2006, we recorded additional pretax charges totaling $6.0 million to increase our reserve. These additional charges were driven primarily by an increase in our estimate of legal costs to be incurred in connection with this matter. As of August 4, 2007, the balance in the reserve was $5.2 million, which represented our best estimate of the remaining costs and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of September 1, 2007, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

Cash and cash equivalents totaled $154.4 million as of August 4, 2007. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of our credit agreement. However, we may from time to time seek to obtain additional financing.

Cautionary Note Regarding Forward-Looking Statements

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club and gas station openings, expected provision for income taxes, BJ’s reserve for credit and debit card claims, lease obligations in connection with a closed BJ’s club and a closed ProFoods club, and other information with respect to our plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, levels of customer demand, economic and weather conditions and state and local regulation in our markets; competitive conditions; our success in settling lease obligations for closed clubs; and our success in settling credit and debit card claims. Each of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

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

We believe that our potential exposure to market risk as of August 4, 2007 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at August 4, 2007.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 4, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of August 4, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 4, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes our share repurchase activity in the quarter ended August 4, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Amount that May Yet Be Purchased Under the Program
				(Dollars in Thousands)
2007
May 6 – June 2	101,700	$35.25	101,700	$132,917	*
June 3 – July 7	343,500	36.75	343,500	120,294
July 8 – Aug. 4	754,947	34.99	754,947	93,878

Total for the quarter	1,200,147	$35.52	1,200,147	$93,878

*	Includes an additional $100 million that was authorized by the Board of Directors on May 23, 2007 and was publicly announced the same day.

We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; and additional increases of $100 million each in press releases dated September 26, 2001, August 20, 2002, March 1, 2005, April 5, 2006 and May 23, 2007. Under the program, repurchases may be made at management’s discretion, in the open market (including through Rule 10b5-1 plans) or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through August 4, 2007, we repurchased approximately 19.9 million shares for a total of $606.1 million, leaving a remaining authorization of $93.9 million.

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

BJ’S WHOLESALE CLUB, INC.
(Registrant)

Date: September 12, 2007	/s/ HERBERT J ZARKIN
Herbert J Zarkin
Chairman of the Board President and Chief Executive Officer
(Principal Executive Officer)

Date: September 12, 2007	/s/ FRANK D. FORWARD
Frank D. Forward
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)