Form 10-Q
period 2007-11-03
BJS WHOLESALE CLUB INC
filed 2007-12-04
CIK 1037461

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended November 3, 2007

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

The number of shares of the Registrant’s common stock outstanding as of November 3, 2007: 64,088,346

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BJ'S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	November 3, 2007	October 28, 2006
	(Dollars in Thousands except Per Share Amounts)
Net sales	$2,124,469	$1,967,540
Membership fees and other	47,926	44,608

Total revenues	2,172,395	2,012,148

Cost of sales, including buying and occupancy costs	1,963,141	1,811,531
Selling, general and administrative expenses	171,020	166,547
Preopening expenses	866	3,141

Operating income	37,368	30,929
Interest income, net	963	499

Income from continuing operations before income taxes	38,331	31,428
Provision for income taxes	15,525	11,589

Income from continuing operations	22,806	19,839
Loss from discontinued operations, net of income tax benefit of $75 and $903	(109)	(1,496)

Net income	$22,697	$18,343

Basic earnings per share:
Income from continuing operations	$0.36	$0.30
Loss from discontinued operations	—	(0.02)

Net income	$0.36	$0.28

Diluted earnings per share:
Income from continuing operations	$0.35	$0.30
Loss from discontinued operations	—	(0.02)

Net income	$0.35	$0.28

Number of common shares for earnings per share computations:
Basic	63,681,429	64,464,862
Diluted	64,513,667	65,260,359

The accompanying notes are an integral part of the financial statements.

BJ'S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006
	(Dollars in Thousands except Per Share Amounts)
Net sales	$6,383,820	$5,918,660
Membership fees and other	141,570	130,424

Total revenues	6,525,390	6,049,084

Cost of sales, including buying and occupancy costs	5,904,443	5,453,788
Selling, general and administrative expenses	507,183	490,855
Preopening expenses	3,404	5,722

Operating income	110,360	98,719
Interest income, net	2,310	2,529
Gain on contingent lease obligations	—	3,119

Income from continuing operations before income taxes	112,670	104,367
Provision for income taxes	41,997	39,869

Income from continuing operations	70,673	64,498
Income (loss) from discontinued operations, net of income tax provision of $1,340 and benefit of $2,745	1,945	(4,338)

Net income	$72,618	$60,160

Basic earnings per share:
Income from continuing operations	$1.10	$0.98
Income (loss) from discontinued operations	0.03	(0.07)

Net income	$1.13	$0.91

Diluted earnings per share:
Income from continuing operations	$1.08	$0.97
Income (loss) from discontinued operations	0.03	(0.07)

Net income	$1.11	$0.90

Number of common shares for earnings per share computations:
Basic	64,294,506	65,957,423
Diluted	65,148,464	66,759,278

The accompanying notes are an integral part of the financial statements.

BJ'S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 3, 2007	February 3, 2007	October 28, 2006
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$116,733	$55,877	$40,110
Accounts receivable	95,975	101,292	92,605
Merchandise inventories	939,572	850,902	931,863
Current deferred income taxes	33,851	34,633	25,676
Prepaid expenses	27,177	26,874	13,943

Total current assets	1,213,308	1,069,578	1,104,197

Property at cost:
Land and buildings	637,825	639,284	638,254
Leasehold costs and improvements	202,785	196,206	195,587
Furniture, fixtures and equipment	548,927	572,522	554,950

	1,389,537	1,408,012	1,388,791
Less: accumulated depreciation and amortization	520,582	507,864	498,831

	868,955	900,148	889,960
Deferred income taxes	1,228	—	—
Other assets	22,649	23,085	22,951

Total assets	$2,106,140	$1,992,811	$2,017,108

LIABILITIES
Current liabilities:
Current installments of long-term debt	$520	$493	$485
Short-term debt	—	—	35,000
Accounts payable	646,298	560,406	600,170
Accrued expenses and other current liabilities	274,758	266,864	241,920
Accrued federal and state income taxes	23,775	34,626	28,711
Closed store lease obligations due within one year	1,906	4,189	1,995

Total current liabilities	947,257	866,578	908,281

Long-term debt, less portion due within one year	1,850	2,243	2,370
Noncurrent closed store lease obligations	10,484	14,794	7,822
Other noncurrent liabilities	108,988	83,377	79,974
Deferred income taxes	—	5,932	18,540

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	173,212	154,020	147,386
Retained earnings	1,190,137	1,158,137	1,154,103
Accumulated other comprehensive loss	(723)	(723)	—
Treasury stock, at cost, 10,321,844 and 9,629,542 and 9,952,827 shares	(325,809)	(292,291)	(302,112)

Total stockholders' equity	1,037,561	1,019,887	1,000,121

Total liabilities and stockholders' equity	$2,106,140	$1,992,811	$2,017,108

The accompanying notes are an integral part of the financial statements.

BJ'S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$72,618	$60,160
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) closing costs	(3,631)	1,764
Depreciation and amortization of property	79,788	78,913
Loss on property disposals	1,616	300
Other noncash items (net)	771	1,116
Share-based compensation expense	14,562	14,361
Deferred income taxes	(3,079)	(6,963)
Excess tax benefit from exercise of stock options	(2,797)	(1,396)
Tax benefit from exercise of stock options	4,631	2,043
Increase (decrease) in cash due to changes in:
Accounts receivable	5,317	8,830
Merchandise inventories	(88,670)	(118,593)
Prepaid expenses	(303)	4,252
Other assets	376	(455)
Accounts payable	92,933	41,546
Changes in book overdrafts	(7,041)	1,656
Accrued expenses	20,797	11,320
Accrued income taxes	(20,302)	(22,857)
Closed store lease obligations	(2,482)	(900)
Other noncurrent liabilities	24,376	968

Net cash provided by operating activities	189,480	76,065

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(63,210)	(141,448)
Proceeds from property disposals	54	59
Purchase of marketable securities	(1,449)	(427)
Sale of marketable securities	1,535	64

Net cash used in investing activities	(63,070)	(141,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit from exercise of stock options	2,797	1,396
Borrowing of short-term debt	—	35,000
Repayment of long-term debt	(366)	(342)
Proceeds from issuance of common stock	42,273	10,106
Purchase of treasury stock	(110,258)	(102,527)

Net cash used in financing activities	(65,554)	(56,367)

Net increase (decrease) in cash and cash equivalents	60,856	(122,054)
Cash and cash equivalents at beginning of year	55,877	162,164

Cash and cash equivalents at end of period	$116,733	$40,110

Noncash financing and investing activities:
Addition of asset retirement costs	$356	$2,335

The accompanying notes are an integral part of the financial statements.

BJ'S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders' Equity

	Shares	Amount					Shares	Amount
					(In Thousands)
Balance, January 28, 2006	74,410	$744	$132,781	$(1,797)	$1,105,913	$—	(7,017)	$(221,662)	$1,015,979
Net income	—	—	—	—	60,160	—	—	—	60,160
Issuance of common stock	—	—	2,041	—	(11,970)	—	703	22,077	12,148
Purchase of treasury stock	—	—	—	—	—	—	(3,639)	(102,527)	(102,527)
Elimination of unearned compensation	—	—	(1,797)	1,797	—	—	—	—	—
Stock compensation expense	—	—	14,361	—	—	—	—	—	14,361

Balance, October 28, 2006	74,410	$744	$147,386	$—	$1,154,103	$—	(9,953)	$(302,112)	$1,000,121

Balance, February 3, 2007	74,410	$744	$154,020	$—	$1,158,137	$(723)	(9,630)	$(292,291)	$1,019,887
Net income	—	—	—	—	72,618	—	—	—	72,618
Issuance of common stock	—	—	4,630	—	(34,466)	—	2,509	76,740	46,904
Cumulative effect of the adoption of FIN 48	—	—	—	—	(6,152)	—	—	—	(6,152)
Purchase of treasury stock	—	—	—	—	—	—	(3,201)	(110,258)	(110,258)
Stock compensation expense	—	—	14,562	—	—	—	—	—	14,562

Balance, November 3, 2007	74,410	$744	$173,212	$—	$1,190,137	$(723)	(10,322)	$(325,809)	$1,037,561

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The results for BJ’s Wholesale Club, Inc. (“BJ’s” or “the Company” or “we”) for the quarter and nine months ended November 3, 2007 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

2. These interim financial statements are unaudited and reflect all normal recurring adjustments we considered necessary for a fair statement of our financial statements in accordance with generally accepted accounting principles.

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

During the first nine months of this year, we recorded a reduction in our income tax provision totaling $3.6 million, as a result of favorable state income tax audit settlements. This reduction was recorded in the second quarter. Of this total, $2.8 million reflected a reduction in income tax reserves, and $0.8 million reflected a reduction in interest reserves.

As of February 4, 2007, we had $37.4 million of unrecognized tax benefits ($24.4 million, net of federal tax benefit). The entire $24.4 million of these unrecognized tax benefits, if recognized, would decrease the effective income tax rate.

As of November 3, 2007, unrecognized tax benefits were $20.9 million ($13.6 million, net of federal tax benefit). The entire $13.6 million of these unrecognized tax benefits, if recognized, would decrease the effective income tax rate. Unrecognized tax benefits decreased by $2.3 million ($1.5 million, net of federal tax benefit) in the third quarter ended November 3, 2007, relating to positions taken in a prior period. Unrecognized tax benefits decreased by $16.5 million ($10.7 million, net of federal tax benefit) for the nine months ended November 3, 2007, primarily as a result of this year’s settlement of state income tax audits for prior years. Unrecognized tax benefits are classified in other noncurrent liabilities, except for the portion of unrecognized tax benefits that are expected to be paid within the next twelve months, which are classified as current liabilities. Amounts that we record in current liabilities are determined by the status of audits undertaken by the taxing authorities.

As of November 3, 2007, management has determined it is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next 12 months by as much as $15.3 million ($10.0 million, net of federal tax benefit), due to the resolution of state tax audits.

We have tax years from 2005 that remain open and are subject to examination by the IRS. We also have tax years from 1996 that remain open and are subject to examination by various state taxing authorities.

We classify interest expense and any penalties related to income tax uncertainties as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. As of February 4, 2007, we had $11.1 million of accrued interest ($6.5 million, net of federal and state tax benefit) related to income tax uncertainties. As of November 3, 2007, we had $8.4 million of accrued interest ($5.0 million, net of federal and state tax benefit) related to income tax uncertainties. Accrued interest increased by $0.4 million ($0.2 million, net of federal and state tax benefit) in the third quarter ended November 3, 2007 due to the accrual of interest on the balance of our income tax reserves. Accrued interest decreased by $2.6 million ($1.5 million, net of federal and state tax benefit) for the nine months ended November 3, 2007. This decrease was primarily attributable to state income tax audit settlements, partially offset by the accrual of interest on outstanding income tax reserve balances during the period.

5. During the third quarter ended November 3, 2007, we granted 42,000 stock options and 40,000 restricted shares. In last year’s third quarter, we granted 4,000 stock options and 2,000 restricted shares. In this year’s first nine months, we granted 426,000 stock options and 879,400 restricted shares. In last year’s first nine months, we granted 805,650 stock options and 211,100 restricted shares.

Presented below is information regarding pretax share-based compensation for this year’s and last year’s third quarters and for this year’s and last year’s first nine months:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006

	(Dollars in Thousands)		(Dollars in Thousands)
Stock option expense	$1,932	$3,845	$6,734	$12,709
Restricted stock expense	3,287	763	7,828	1,652

Total	$5,219	$4,608	$14,562	$14,361

6. The components of interest income, net were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006

	(Dollars in Thousands)		(Dollars in Thousands)
Interest income	$1,142	$678	$2,813	$2,793
Capitalized interest	12	15	28	262
Interest expense on debt	(191)	(194)	(531)	(526)

Interest income, net	$963	$499	$2,310	$2,529

7. The following details the calculation of earnings per share from continuing operations for the periods presented below (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006

	(Dollars in Thousands)		(Dollars in Thousands)
Income from continuing operations	$22,806	$19,839	$70,673	$64,498

Weighted-average number of common shares outstanding, used for basic computation	63,681	64,465	64,295	65,957
Plus: Incremental shares from assumed conversion of stock options and restricted stock	833	795	853	802

Weighted-average number of common and dilutive potential shares outstanding	64,514	65,260	65,148	66,759

Basic earnings per share	$0.36	$0.30	$1.10	$0.98

Diluted earnings per share	$0.35	$0.30	$1.08	$0.97

Options to purchase the following shares were outstanding at November 3, 2007 and October 28, 2006, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the periods indicated:

	Number of Shares	Weighted-Average Exercise Price
Thirteen weeks ended Nov. 3, 2007	396,925	$38.80
Thirty-nine weeks ended Nov. 3, 2007	396,925	$38.80
Thirteen weeks ended Oct. 28, 2006	2,542,350	$31.55
Thirty-nine weeks ended Oct. 28, 2006	2,464,850	$31.64

On May 24, 2007, at the 2007 Annual Meeting of Stockholders of the Company, BJ’s stockholders approved the adoption of our 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan replaces BJ’s 1997 Stock Incentive Plan (the “1997 Plan”), which expired on July 27, 2007. No further grants will be made under the 1997 Plan.

Awards may be made under the 2007 Plan for up to 4,000,000 shares of BJ’s common stock (subject to adjustment for changes in capitalization, including stock splits and other similar events).

The 2007 Plan provides that all “full value” awards, which generally means awards other than stock options and stock appreciation rights, will count against the 4,000,000 maximum shares issuable under the 2007 Plan at a ratio of two to one. Stock options and stock appreciation rights will count against shares issuable at a ratio of one to one.

8. The following table summarizes activity for the nine months ended November 3, 2007 associated with our discontinued operations, which consist of the closing of both of our ProFoods clubs in January 2007 and three BJ’s clubs in 2002 (dollars in thousands):

	Discontinued Operations
	Liabilities February 3, 2007	Increases To Reserves	Reductions	Liabilities Nov. 3, 2007	Cumulative Charges To Date, Net
ProFoods clubs	$8,750	$272	$(5,148)	$3,874	$21,974
BJ’s clubs	8,294	331	(863)	7,762	24,795

Total	$17,044	$603	$(6,011)	$11,636	$46,769

Current portion	$3,077			$1,863
Long-term portion	13,967			9,773

Total	$17,044			$11,636

Both ProFoods clubs were closed by the end of the fourth quarter ended February 3, 2007. The operating results of these clubs are included in discontinued operations for all periods presented. We recorded a pretax charge of $25.7 million to close these clubs in the fourth quarter of 2006. This charge consisted mainly of fixed asset write-downs of $14.0 million, lease obligation costs of $8.8 million and $1.0 million for employee termination benefits. In last year’s first nine months, ProFoods posted revenues of $33.2 million and a net loss of $4.1 million. All of the ProFoods and BJ’s clubs reserves at November 3, 2007 were related to lease obligation costs.

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

On November 9, 2002, we closed both of our clubs in the Columbus, Ohio, market and a club in North Dade, Florida. The operating results of these clubs are included in discontinued operations for all periods presented. There were no revenues after 2002. In 2004 and 2005, we made lump sum payments to settle two of the three leases. The reserve for BJ’s closed clubs at November 3, 2007 was related to lease obligations for the remaining closed club.

9. The following table summarizes activity for the nine months ended November 3, 2007 associated with our 2006 restructuring activities, which consisted of the relocation of our Franklin, MA, cross-dock facility to a new facility in Uxbridge, MA, in July 2006, and the closing of all of BJ’s 46 in-club pharmacies, 14 of which closed in the fourth quarter ended February 3, 2007. The remainder closed in the first quarter ended May 5, 2007 (dollars in thousands):

	Restructuring Activities
	Liabilities February 3, 2007	Increases To Reserves	Reductions	Liabilities November 3, 2007	Cumulative Charges To Date, Net
Franklin relocation	$1,939	$—	$(1,185)	$754	$1,610
Pharmacy closings	50	1,316	(1,366)	—	6,196

Total	$1,989	$1,316	$(2,551)	$754	$7,806

Current portion	$1,162			$43
Long-term portion	827			711

Total	$1,989			$754

In connection with vacating the Franklin cross-dock facility, we established a reserve for our remaining lease liabilities for this property in 2006. The charges for this reserve were based on our rent liabilities under the lease, reduced by estimated potential sublease rentals, and were recorded in selling, general and administrative (“SG&A”) expenses. In this year’s second quarter, we subleased the Franklin facility for a portion of its remaining lease term at a rate favorable to our initial estimate of sublease income. In connection with this sublease, we recorded pretax income of $0.7 million in SG&A and reduced the Franklin reserve by the same amount. The remainder of the Franklin relocation reductions pertains to lease payments. The liability for the facility is included in current and noncurrent closed store lease obligations in the balance sheet.

In the fourth quarter of 2006, we recorded a pretax charge of $7.2 million in connection with closing our in-club pharmacies, which consisted mainly of fixed asset write-downs of $4.2 million and employee termination benefits of $2.7 million. In the first half of this year, we recorded $1.0 million of pretax income, primarily composed of $2.3 million of proceeds received from the sale of prescription files and inventory, offset by payments of approximately $1.4 million, which were related to the removal of fixtures. Income and expense items related to the pharmacy closings are recorded in SG&A expenses. No liability remains in the pharmacy closing reserve as of November 3, 2007, as we do not expect to record any further expenses in connection with the pharmacy closings.

10. Early in 2004 we were notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, we retained a leading computer security firm to conduct a forensic analysis of our information technology systems with a goal of determining whether a breach had in fact occurred. While no conclusive evidence of a breach was found, the computer security firm concluded that: (1) our centralized computer system that serves as the aggregation point for all BJ’s credit and debit card transactions chain-wide had not been breached and (2) any breach would have likely occurred in a more decentralized fashion involving club-level systems. On March 12, 2004, after our receipt of the computer security firm’s preliminary report of findings, we issued a public statement alerting consumers to the potential security breach.

To date, we have recorded total pretax charges of $13.0 million to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. No charges were recorded in connection with this matter in the first nine months of this year and last year. As of November 3, 2007, the balance in the reserve was $5.0 million, which represented our best estimate of the remaining costs and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of November 23, 2007, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on our consolidated financial position or liquidity.

11. Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006
	(Dollars in Thousands)		(Dollars in Thousands)
Service cost	$153	$152	$458	$457
Interest cost	82	73	246	219
Amortization of net loss	5	17	14	51

Net periodic benefit cost	$240	$242	$718	$727

12. We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at November 3, 2007. We are required to pay an annual facility fee which is currently 0.20% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.80% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at November 3, 2007.

In addition to the credit agreement, we maintain a separate $82 million facility for letters of credit, primarily to support the purchase of inventories, of which $32.5 million was outstanding at November 3, 2007, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on April 30, 2008. As of November 3, 2007, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at November 3, 2007 and February 3, 2007. At October 28, 2006, there were $35 million of borrowings outstanding under our bank credit agreement for short-term working capital needs and no borrowings outstanding under our uncommitted credit line.

13. BJ’s filed proofs of claim against House2Home, Inc. for claims arising under certain agreements between BJ’s and House2Home in connection with the BJ’s spin-off from Waban Inc. in July 1997. These claims arose primarily from BJ’s indemnification of TJX with respect to TJX’s guarantee of House2Home leases and from the Tax Sharing Agreement dated July 28, 1997 between BJ’s and House2Home. House2Home and BJ’s have settled BJ’s claims against House2Home. As part of the settlement, BJ’s has been released of all claims that House2Home and its bankruptcy estate may have had against BJ’s.

In the nine months ended October 28, 2006, we received first quarter bankruptcy recoveries of $3.1 million on account of our House2Home bankruptcy claims. These recoveries are recorded in gain on contingent lease obligations in the statements of income. On a post-tax basis, these gains were $2.1 million. The Bankruptcy Court has closed the House2Home case and we do not expect to receive further payments on our claims.

14. The FASB issued the following standard which became effective in 2007:

•

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” In accordance with EITF 06-3, the presentation of taxes within the scope of the issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion 22. EITF 06-3 became effective in the first quarter of the fiscal year 2007. We have historically presented sales taxes collected from customers on a net basis and will continue to do so.

The FASB issued the following standards which will become effective in 2008:

•

FASB Statement No. 157, “Fair Value Measurement” (“FASB 157”) was issued in September 2006. FASB 157 provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. FASB 157 will be effective at the beginning of fiscal 2008 for companies’ financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The FASB has provided a one-year deferral for the implementation of FASB 157 for other non-financial assets and liabilities. An exposure draft will be issued for comment in the near future on the partial deferral. We are presently evaluating the impact of the adoption of FASB 157 on our results of operations and financial position.

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

15. During this year’s first nine months, we repurchased 3,201,337 shares of our common stock for $110.3 million. In last year’s first nine months, we repurchased 3,639,200 shares of our common stock for $102.5 million. On May 23, 2007, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s common stock. As of November 3, 2007, our remaining repurchase authorization was $43.2 million. On November 19, 2007, subsequent to the end of this year’s third quarter, the Board of Directors authorized the repurchase of up to an additional $250 million of the Company’s common stock.

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

Thirteen Weeks (Third Quarter) and Thirty-Nine Weeks Ended November 3, 2007 versus Thirteen and Thirty-Nine Weeks Ended October 28, 2006.

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

Results of Operations

Net sales for the quarter ended November 3, 2007 rose 8.0% to $2.12 billion from $1.97 billion reported in last year’s third quarter. Net sales for the first nine months of the current year totaled $6.38 billion, 7.9% higher than last year’s comparable period. These increases were due to the opening of new clubs and gasoline stations and to comparable club sales increases. The increase in comparable club sales represented approximately 42% of the increase in total net sales from the third quarter of 2006 to the third quarter of 2007, and approximately 41% of the increase in year-to-date sales. New clubs and gasoline stations accounted for the remainder of the increase. Food accounted for 63% of total food and general merchandise sales in this year’s third quarter versus 62% in last year’s third quarter. For the year-to-date period, food accounted for 62% of total food and general merchandise sales this year versus 61% in last year’s comparable period.

Comparable club sales increased by 3.4% over last year in the third quarter, including a 0.2% negative impact from gasoline sales, and increased by 3.1% for the first nine months of the year, including a 0.7% contribution from sales of gasoline. The comparable club sales increases included a detriment from lack of pharmacy sales versus last year of approximately 0.4% in both the third quarter and the year-to-date period. On a comparable club basis, food sales increased by approximately 6% in this year’s third quarter and by approximately 5% year-to-date. Comparable club general merchandise sales increased by approximately 2% in the third quarter and were flat in the year-to-date period. On a comparable club basis, excluding sales of gasoline, customer count decreased by approximately 1% in this year’s third quarter and was flat in the year-to-date period. Average sales per transaction increased by approximately 5% in this year’s third quarter and by approximately 3% in the year-to-date period. Stronger performing departments as compared to last year’s third quarter included coffee, dairy, cheese, frozen foods, juices, produce, meat, milk, soda and water, office supplies, toys and televisions. Weaker performing departments included automotive and tools, apparel, jewelry, furniture, tires, prerecorded video and cigarettes.

Total revenues included membership fees of $44.4 million in this year’s third quarter versus $40.9 million in last year’s comparable period. For the year-to-date period, membership fees were $131.6 million this year compared with $119.8 million last year. These increases were due principally to the $5 membership fee increase that became effective on January 1, 2006 and to the opening of new clubs. Because members renew throughout the year and because membership fee income is amortized over the life of the membership, the full impact of the fee increase is spread over a two-year period. We are now close to cycling through the impact of this increase.

Cost of sales (including buying and occupancy costs) was 92.41% of net sales in this year’s third quarter versus 92.07% in last year’s third quarter. The increase of 34 basis points in cost of sales as a percentage of sales was due primarily to the impact of gasoline margins, which was unfavorable by 32 basis points. Rising prices had a significant negative effect on gasoline margins in the third quarter.

Merchandise margins were three basis points higher than last year’s third quarter. Sales were strong in high margin perishables, particularly in produce and meat. This was mostly offset by the impact of strong sales in below-average margin departments such as televisions and weaker sales in above-average margin departments such as apparel and jewelry. Buying and occupancy costs were three basis points higher than last year’s third quarter.

For the first nine months of this year, cost of sales (including buying and occupancy costs) was 92.49% versus 92.15% last year. The 34 basis point increase reflected a decrease in merchandise gross margins of approximately 14 basis points, an increase in buying and occupancy costs of approximately two basis points and an unfavorable impact from gasoline margins of 16 basis points. Merchandise margins were negatively impacted by competitive price reductions taken early in the first quarter, as well as an unfavorable change in the mix of sales which has occurred throughout this fiscal year.

SG&A expenses were 8.05% of net sales in the third quarter versus 8.46% in last year’s comparable period. The decrease of 41 basis points in the third quarter was attributable mainly to a decrease of 14 basis points for savings in pharmacy operating expenses; a decrease in advertising expenses of 14 basis points; a decrease in club and home office payroll totaling 14 basis points; and a decrease in professional and purchased services totaling 10 basis points. These favorable items were partially offset by an increase in incentive pay expenses of 16 basis points due to last year’s unusually low level of incentive pay expenses.

Year-to-date SG&A expenses were 7.94% of net sales this year versus 8.29% last year. The decrease of 35 basis points in the year-to-date period was driven largely by many of the same factors as those cited in the third quarter.

Total SG&A expenses rose by $4.5 million from the third quarter of 2006 to the third quarter of 2007. Payroll and benefits accounted for 76% of all SG&A expenses in this year’s third quarter versus 73% last year. For the year-to-date period, total SG&A expenses rose by $16.3 million this year. Payroll and payroll benefits accounted for 76% of all SG&A expenses in this year’s first nine months versus 74% in last year’s first nine months.

Preopening expenses were $0.9 million in this year’s third quarter versus $3.1 million in last year’s third quarter. Year-to-date preopening expenses totaled $3.4 million this year versus $5.7 million last year. In this year’s first nine months, we opened three new clubs, all in the first half of the year. In last year’s first nine months, we opened five new clubs, three of which opened in the third quarter, and a new cross-dock facility in the second quarter.

Net interest income was $1.0 million in this year’s third quarter versus $0.5 million in last year’s third quarter, reflecting higher levels of invested cash as compared to last year. Net interest income for the first nine months of this year was $2.3 million versus $2.5 million in last year’s comparable period.

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

Our income tax provision was 40.5% of pretax income from continuing operations in the third quarter of 2007 versus 36.9% in last year’s third quarter. Last year’s third quarter tax rate benefited from state income tax credits related to the relocation of our Massachusetts cross-dock facility and income from favorable income tax audit settlements, partially offset by lower amounts of tax-exempt interest income. Taken together, these items totaled income of approximately $0.6 million.

Our income tax provision was 37.3% of pretax income from continuing operations in the first nine months of 2007 versus 38.2% in last year’s comparable period. This year’s lower rates in the nine-month period reflected the favorable settlement of state income tax audits in the second quarter, which reduced our provision for income taxes by $3.6 million. (See Note 4 of Notes to Consolidated Financial Statements for additional information relating to income taxes.) The benefit of the favorable settlement was partially offset by increased provisions for state and local income taxes due to the adoption of FIN 48 and to certain portions of this year’s incentive compensation, which are not expected to be tax deductible under Section 162(m) of the Internal Revenue Code. Last year’s first nine months included the third quarter tax credits noted in the previous paragraph as well as the nontaxable portion of the House2Home bankruptcy recoveries, which had the effect of reducing the income tax provision by $0.3 million. For the full 2007 year, we expect our income tax rate to be approximately 38.6%.

Income from continuing operations was $22.8 million, or $.35 per diluted share, in this year’s third quarter versus $19.8 million, or $.30 per diluted share, in last year’s comparable period. For the first nine months, income from continuing operations was $70.7 million, or $1.08 per diluted share, this year versus $64.5 million, or $.97 per diluted share, last year.

In this year’s third quarter, we recorded a net loss from discontinued operations of $0.1 million, versus a loss of $1.5 million, or $.02 per diluted share, in last year’s third quarter. For the first nine months of this year, we recorded net income from discontinued operations of $1.9 million, or $.03 per diluted share, versus a loss of $4.3 million, or $.07 per diluted share, in last year’s comparable period.

Net income for the third quarter was $22.7 million, or $.35 per diluted share, this year versus $18.3 million, or $.28 per diluted share, last year.

Net income for the first nine months of this year was $72.6 million, or $1.11 per diluted share, versus $60.2 million, or $.90 per diluted share, last year. This year’s amounts included second quarter post-tax income of $3.6 million from favorable state income tax audit settlements, which were recorded in continuing operations, and post-tax income of $2.4 million, primarily resulting from the settlement of a lease for one of the two ProFoods clubs, which were closed in January 2007. The latter item was recorded in discontinued operations. Net income for the year-to-date period also included income of $0.6 million from the sale of pharmacy related assets in the first quarter, which were included in continuing operations.

For the first nine months of 2006, net income included expense of $4.1 million related to the operations of ProFoods, which are recorded in discontinued operations. This amount included third quarter expense of $1.4 million. In last year’s first nine months, net income included a post-tax gain of $2.1 million related to recoveries of House2Home bankruptcy claims in the first quarter and the post-tax expense of $0.8 million associated with the closing of the Franklin facility in the second quarter.

The Company operated 175 clubs on November 3, 2007 versus 168 BJ’s clubs and two ProFoods clubs on October 28, 2006.

Seasonality

Our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards

See Note 14 in Notes to Consolidated Financial Statements for a summary of recently issued standards.

Liquidity and Capital Resources

Net cash provided by operating activities was $189.5 million in the first nine months of 2007 versus $76.1 million in last year’s comparable period. Cash provided by changes in merchandise inventories, net of accounts payable, increased by $4.3 million in the first nine months of this year versus a decrease of $77.0 million in last year’s comparable period.

This favorable variance was due mainly to a 2.1% decrease in inventory per club as compared to the end of last year’s third quarter. The inventory decrease was due to the benefits of our SKU reduction efforts this year as compared to last year’s inventory build-up to support coupon-based marketing programs. The ratio of accounts payable to merchandise inventories was 68.8% at the end of this year’s third quarter versus 64.4% at the end of last year’s third quarter. The increases in merchandise inventories and accounts payable from February 3, 2007 to November 3, 2007 were due mainly to normal seasonal requirements and new clubs.

Cash expended for property additions was $63.2 million in this year’s first nine months versus $141.4 million in last year’s comparable period. In this year’s first nine months, we opened three new clubs, none of which opened in the third quarter. We also opened three new gasoline stations, all of which were in the second quarter. In last year’s first nine months, we opened five new clubs, three of which opened in the third quarter, and our new owned cross-dock facility in the second quarter. Our full-year capital expenditures are expected to total approximately $90 to $100 million in 2007, based on plans to open approximately five new clubs and four new gasoline stations in this fiscal year. The timing of actual openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

On May 23, 2007, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s common stock. During the first nine months of 2007, we repurchased 3,201,337 shares of our common stock for $110.3 million. In last year’s first nine months, we repurchased 3,639,200 shares of our common stock for $102.5 million. As of November 3, 2007, our remaining repurchase authorization was $43.2 million. On November 19, 2007, subsequent to the end of this year’s third quarter, the Board of Directors authorized the repurchase of up to an additional $250 million of the Company’s common stock.

We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at November 3, 2007. We were in compliance with the covenants and other requirements set forth in our credit agreement at November 3, 2007. See Note 12 for further discussion of our credit agreement.

In addition to the credit agreement, we maintain a separate $82 million facility for letters of credit, primarily to support the purchase of inventories, of which $32.5 million was outstanding at November 3, 2007, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on April 30, 2008. As of November 3, 2007, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at November 3, 2007 and February 3, 2007. At October 28, 2006, there were $35 million of borrowings outstanding under our bank credit agreement for short-term working capital uses and no borrowings outstanding under our uncommitted credit line.

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

During this year’s second quarter, we settled the lease for one of the two ProFoods closed locations, and subleased the other ProFoods location for a portion of the remaining lease term, resulting in pretax income of $4.0 million ($2.4 million post-tax) in discontinued operations, primarily as a result of the lease settlement. As of November 3, 2007, our reserve for our ProFoods obligations was $3.9 million.

In connection with the closing of the Franklin, MA, cross-dock facility, we recorded pretax charges of $2.4 million in 2006 for our remaining lease obligations for this property. These charges were based on our rent liabilities under the lease, reduced by estimated potential future sublease income. In this year’s second quarter, we subleased the Franklin facility for a portion of its remaining lease term. In connection with this sublease, we recorded pretax income of $0.7 million to reduce our reserve. As of November 3, 2007, our reserve for this obligation was $0.8 million.

During the third quarter of 2002, we established reserves for our liabilities related to leases for three BJ’s clubs which closed on November 9, 2002. In 2004 and 2005, we made lump sum payments to settle the leases for two of the three closed clubs. Our reserve of $7.8 million as of November 3, 2007 is based on the present value of our rent liability under the lease for the remaining club, including real estate taxes and common area maintenance charges, reduced by estimated future income from subleasing the property. An annual discount rate of 6% was used to calculate the present value of the obligation.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store lease obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $23 million at November 3, 2007.

Early in 2004 we were notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, we retained a leading computer security firm to conduct a forensic analysis of our information technology systems with a goal of determining whether a breach had in fact occurred. (See Note 10 for additional information.) While no conclusive evidence of a breach was found, we have recorded total pretax charges of $13.0 million to date to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses.

As of November 3, 2007, the balance in the reserve was $5.0 million, which represented our best estimate of the remaining costs and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of November 23, 2007, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

Cash and cash equivalents totaled $116.7 million as of November 3, 2007. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of our credit agreement. However, we may from time to time seek to obtain additional financing.

Cautionary Note Regarding Forward-Looking Statements

This report contains a number of “forward-looking statements,” including, but not limited to, statements regarding planned capital expenditures, planned club and gas station openings, expected provision for income taxes, BJ’s reserve for credit and debit card claims, lease obligations in connection with a closed BJ’s club and a closed ProFoods club, and other information with respect to our plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, levels of customer demand, economic and weather conditions and state and local regulation in our markets; competitive conditions; our success in settling lease obligations for closed clubs; and our success in settling credit and debit card claims. Each of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

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

We believe that our potential exposure to market risk as of November 3, 2007 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at November 3, 2007.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 3, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of November 3, 2007, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 3, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes our share repurchase activity in the quarter ended November 3, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Amount that May Yet Be Purchased Under the Program
2007				(Dollars in Thousands)
Aug. 5 – Sept. 1	335,900	$32.14	335,900	$83,082
Sept. 2 – Oct. 6	556,500	33.72	556,500	64,316
Oct. 7 – Nov. 3	608,790	34.68	608,790	43,201

Total for the quarter	1,501,190	$33.76	1,501,190	$43,201	*

*	Does not reflect the additional Board authorization approved on November 19, 2007 and discussed below.

We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; and additional increases of $100 million each in press releases dated September 26, 2001, August 20, 2002, March 1, 2005, April 5, 2006 and May 23, 2007. Under the program, repurchases may be made at management’s discretion, in the open market (including through Rule 10b5-1 plans) or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through November 3, 2007, we repurchased approximately 21.4 million shares for a total of $656.8 million, leaving a remaining authorization of $43.2 million.

On November 20, 2007, the Board authorized the repurchase of up to an additional $250 million of the Company’s common stock.

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

BJ’S WHOLESALE CLUB, INC.
(Registrant)

Date: December 4, 2007	/S/ HERBERT J ZARKIN
Herbert J Zarkin
Chairman of the Board President and Chief Executive Officer
(Principal Executive Officer)

Date: December 4, 2007	/S/ FRANK D. FORWARD
Frank D. Forward
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)