Form 10-K
period 2008-02-02
BJS WHOLESALE CLUB INC
filed 2008-03-27
CIK 1037461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on August 3, 2007 was approximately $2,062,786,000 based on the closing price of $31.92 on the New York Stock Exchange as of such date.

There were 59,652,740 shares of the Registrant’s Common Stock, $.01 par value, outstanding as of March 14, 2008.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders (See Part III of this

Form 10-K).

In this report, BJ’s Wholesale Club, Inc. may be referred to as “BJ’s” or the “Company” or “we.”

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club and gasoline station openings and remodelings, expected provision for income taxes, BJ’s reserve for credit and debit card claims, lease obligations in connection with a closed BJ’s club and a closed ProFoods club, and other information with respect to our plans and strategies, including the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) titled “Outlook for 2008.” Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “intends,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth in Item 1A. Risk Factors, and other factors noted in MD&A, particularly those noted under “Critical Accounting Policies and Estimates.” In addition, any forward-looking statements represent our estimates only as of the day this annual report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

PART I

Item 1.    Business

General

BJ’s Wholesale Club introduced the warehouse club concept to New England in 1984 and has since expanded to become a leading warehouse club operator in the eastern United States. As of February 2, 2008, BJ’s operated 177 warehouse clubs in 16 states. The table below shows the number of Company locations by state.

State	Number of Locations
New York	34
Florida	28
Massachusetts	19
New Jersey	18
Pennsylvania	13
Connecticut	11
Maryland	9
Virginia	9
Georgia	8
North Carolina	8
New Hampshire	6
Ohio	6
Rhode Island	3
Delaware	2
Maine	2
South Carolina	1

TOTAL	177

On July 28, 1997, BJ’s Wholesale Club, Inc., a Delaware corporation, became an independent, publicly owned entity when Waban Inc. (“Waban”), BJ’s parent company at the time, distributed to its stockholders on a pro rata basis all of the Company’s outstanding common stock. Before that date, BJ’s business had operated as a division of Waban.

The fiscal year ended February 2, 2008 is referred to as “2007” or “fiscal 2007” below. Other fiscal years are referred to in a similar manner.

Industry Overview

Warehouse clubs offer a relatively narrow assortment of food and general merchandise items within a wide range of product categories. In order to achieve high sales volumes and rapid inventory turnover, merchandise selections are generally limited to items that are brand name leaders in their categories and an assortment of private brands. Since warehouse clubs sell a diversified selection of product categories, they attract customers from a wide range of other wholesale and retail distribution channels, such as supermarkets, supercenters, department stores, drug stores, discount stores, office supply stores, consumer electronics stores and automotive stores. BJ’s believes that it is difficult for these higher cost channels of distribution to match the low prices offered by warehouse clubs.

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

Business Model

We have developed an operating model that we believe differentiates us from our warehouse club competition. First, we place added focus on the individual consumer, our Inner Circle® member, through merchandising strategies that emphasize a customer-friendly shopping experience. Second, by clustering our clubs, we achieve the benefit of name recognition and maximize the efficiencies of our management support, distribution and marketing activities. Finally, we seek to establish and maintain the first or second industry leading position in each major market where we operate. We create an exciting shopping experience for our members with a constantly changing mix of food and general merchandise items and carry a broader product assortment than our warehouse club competitors. By supplementing the warehouse format with aisle markers, express checkout lanes, self-checkout lanes and low-cost video-based sales aids, we make shopping more efficient for our members. For the convenience of our members, we maintain longer hours of operation than our warehouse club competitors. While all warehouse clubs sell merchandise in bulk, BJ’s also offers smaller package sizes that are easier to carry home and store, including sizes that are comparable to those offered in supermarkets. Smaller package sizes can be found in a number of our fresh food categories, including dairy, meat, bakery, fish and produce. We are also the only major warehouse club operator to accept all manufacturers’ coupons, which provide added value for our members, and we accept more credit card payment options than our warehouse club competitors.

Expansion

Since the beginning of 2002, BJ’s has grown from 130 clubs to 177 clubs in operation at February 2, 2008. We plan to open 4 new clubs in 2008, all of which are expected to be in existing markets. We are also planning major remodels at four clubs to bring them in line with our current prototype. Starting in 2009, we plan to accelerate the pace of new club openings to 7 to 9 clubs in each of 2009 and 2010.

Year	Clubs in Operation at Beginning of Year	Clubs Opened During the Year	Clubs Closed During the Year	Clubs in Operation at End of Year
2002	130	13	3	140
2003	140	10	—	150
2004	150	5	—	155
2005	155	8	—	163
2006	163	9	—	172
2007	172	5	—	177

In addition to the club openings shown above, we relocated one club in 2005. The table above excludes the opening of two ProFoods Restaurant and Supply clubs in 2004 and the closing of those two clubs in 2006.

Store Profile

As of February 2, 2008, we operated 158 full-sized warehouse clubs that averaged approximately 113,000 square feet and 19 smaller format warehouse clubs that averaged approximately 71,000 square feet. The smaller format clubs are designed to serve markets whose population is not sufficient to support a full-sized warehouse club. Including space for parking, a typical full-sized BJ’s club requires 13 to 14 acres of land. The smaller version typically requires approximately eight acres. Our clubs are located in both free-standing locations and shopping centers.

Construction and site development costs for a full-sized owned BJ’s club generally range from $6 million to $10 million. Land acquisition costs for a club generally range from $5 million to $10 million but can be significantly higher in some urban locations. We also invest $3 to $4 million for fixtures and equipment, approximately $2 million for inventory (net of accounts payable) and incur approximately $0.9 to $1.0 million for preopening costs in a new full-sized club.

Merchandising

We service our existing members and attract new members by providing a broad range of high quality, brand name merchandise at prices that are consistently lower than the prices of traditional retailers, including discount retailers, supermarkets, supercenters and specialty retail operations. We limit the items offered in each product line to fast selling styles, sizes and colors, carrying an average of approximately 7,300 active stockkeeping units (SKU’s). By contrast, supermarkets normally stock from 30,000 to 52,000 SKU’s, and supercenters typically stock up to 125,000 SKU’s. We work closely with manufacturers to develop packaging and sizes which are best suited to selling through the warehouse club format in order to minimize handling costs and provide increased value to our members.

Food accounted for approximately 61% of BJ’s total food and general merchandise sales in 2007. The remaining 39% consisted of a wide variety of general merchandise items. Food categories at BJ’s include frozen foods, fresh meat and dairy products, beverages, dry grocery items, fresh produce and flowers, canned goods and household paper products. General merchandise includes consumer electronics, prerecorded media, small appliances, tires, jewelry, health and beauty aids, household needs, computer software, books, greeting cards, apparel, furniture, toys and seasonal items. We believe that more than 70% of our products are items that can also be found in supermarkets.

BJ’s consumer-focused private brand products are primarily premium quality and generally are priced well below the top branded competing product. In 2007, our private brand products achieved a sales penetration of approximately 13% of food and general merchandise sales.

We also offer a number of specialty services that are designed to enable members to complete more of their shopping at BJ’s and to encourage more frequent trips to the clubs. Most of these services are provided by outside operators in space leased from BJ’s. Specialty services include full-service optical centers; food courts, some of which offer brand name fast food service; full-service Verizon Wireless centers; home improvement services; BJ’s Vacations®; garden and storage sheds; patios and sunrooms; installation of home security systems; a propane tank filling service; an automobile buying service; a car rental service; and muffler and brake services operated in conjunction with Monro Muffler Brake, Inc.

As of February 2, 2008, we had 100 gasoline stations in operation at our clubs. The gas stations are generally self-service, relying on “pay at the pump” technology that accepts MasterCard®, VISA®, Discover®, American Express® and debit card transactions. Cash is also accepted at some locations. Both regular and premium gasoline are available. We have generally maintained our gas prices below the average prices in each market.

Our electronic commerce business, bjs.com, provides our members additional products generally not found in our clubs, in addition to services such as auto and home insurance, home improvement, travel services, and membership services. Items sold on our website include electronics, computers, and office equipment, products for the home, health and beauty aids, sporting goods, DVDs and music, baby products, toys and jewelry.

Membership

Paid membership is an essential part of the warehouse club concept. In addition to providing a source of revenue which permits us to offer low prices, membership reinforces customer loyalty. We have two types of members: Inner Circle members and business members. Most of our Inner Circle members are likely to be home owners whose incomes are above the average for the Company’s trading areas. We believe that a significant percentage of our business members also shop BJ’s for their personal needs. We had approximately 8.8 million BJ’s members (including supplemental cardholders) at February 2, 2008.

We generally charge $45 per year for a primary Inner Circle membership that includes one free supplemental membership. Members in the same household may purchase additional supplemental memberships for $20 each. A business membership also costs $45 per year and includes one free supplemental membership. Additional supplemental business memberships cost $20 each.

BJ’s Rewards MembershipSM program, which is geared to high frequency, high volume members, offers a 2% rebate, capped at $500 per year, on generally all in-club purchases. The annual fee for a BJ’s Rewards Membership is $80. At the end of 2007, Rewards Members accounted for approximately 4% of our primary members and approximately 13% of our food and general merchandise sales during the year.

Advertising and Public Relations

We increase customer awareness of our clubs primarily through direct mail, public relations efforts, new club marketing programs, and the BJ’s Journal, a publication sent to our members periodically throughout the year. We also employ dedicated marketing personnel who solicit potential business members and who contact other selected organizations to increase the number of members. From time to time, we run free trial membership promotions to attract new members, with the objective of converting them to paid membership status, and also use one-day passes to introduce non-members to our clubs. These programs result in very low marketing expenses compared with typical retailers.

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

We have been able to limit inventory shrinkage to levels well below those typical of other retailers by strictly controlling the exits of our clubs, by generally limiting customers to members and by using state-of-the-art electronic article surveillance technology. Our inventory shrinkage was no more than .25% of net sales in each of the last five fiscal years. Losses associated with payments by check have been insignificant, as members who issue dishonored checks are restricted to cash-only terms. Our policy is to accept returns of most merchandise within 30 days after purchase.

BJ’s is the only warehouse club operator to accept each of MasterCard, VISA, Discover and American Express chainwide. Our members may also pay for their purchases by cash, check and debit cards.

BJ’s has a co-branded VISA card which is underwritten by a major financial institution on a non-recourse basis. Purchases made at BJ’s with the co-branded VISA card earn a 2% rebate. All other purchases with the BJ’s VISA card earn rebates of 1%. Rebates are issued by the financial institution in the form of BJ’s Bucks® certificates redeemable for merchandise at any BJ’s club.

Information Technology

Over the course of our development, we have made a number of investments in information systems. We were the first warehouse club operator to introduce scanning devices which work in conjunction with our electronic point of sale terminals. In recent years, we have enhanced the efficiency of our checkout process and implemented an on-line refund system at the clubs to more effectively process sales returns. We believe that we are the only operator in the warehouse club industry to offer self-checkout throughout a major portion of its clubs. As of February 2, 2008, we have expanded this technology to approximately 90% of our BJ’s clubs.

Sales data is generally analyzed daily for replenishment purposes. Detailed purchasing data permits the buying staff and club managers to track changes in members’ buying behavior. Detailed shrinkage information by SKU by club allows management to quickly identify inventory shrinkage problems and formulate effective action plans.

Our technology upgrades up to now have focused mostly on our merchandising and logistics systems. In 2007, we conducted a comprehensive review of all our systems and have decided to undertake a large scale technology initiative to enhance, upgrade or replace many of our key business operating systems including our sales reporting, financial and membership systems. The project, called the IT Roadmap, is expected to take five to six years to complete. We believe this technology investment is necessary for us to run our business in the future. It will allow us to take advantage of the more forward thinking aspects of marketing, merchandising, and operations as well as providing easier and more comprehensive access to the information we need to be as efficient and effective as possible in our competitive business.

Competition

We compete with a wide range of national, regional and local retailers and wholesalers selling food and/or general merchandise in our markets, including supermarkets, supercenters, general merchandise chains, specialty chains, gasoline stations and other warehouse clubs, some of which have significantly greater financial and marketing resources than BJ’s. Major competitors that operate warehouse clubs include Costco Wholesale Corporation and Sam’s Clubs (a division of Wal-Mart Stores, Inc.), each of which operates on a multi-national basis.

A large number of competitive membership warehouse clubs exists in our markets. Approximately 85% of our 158 full-sized warehouse clubs have at least one competitive membership warehouse club in their trading areas at a distance of about ten miles or less. Only one of the smaller format clubs has direct competition from other warehouse clubs within ten miles.

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

Employees

As of February 2, 2008, we had approximately 20,800 full-time and part-time employees (“team members”). None of our team members is represented by a union. We consider our relations with our team members to be excellent.

Segments

We operate warehouse clubs which include the sales of food, general merchandise, gasoline and other specialty businesses. The Company’s club operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only reportable segment. All of the Company’s operations are domestic. Revenues, profit and losses, and total assets are shown in the Company’s Consolidated Financial Statements set forth in Item 8 below.

Available Information

BJ’s makes available free of charge on its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). Internet users can access this information on BJ’s website at www.bjs.com.

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

Certifications

The Company’s Chief Executive Officer and Chief Financial Officer have provided the certifications required by Rule 13(a)-15(f) and 15(d)-15(f) under the Exchange Act, copies of which are filed as exhibits to this Form 10-K. In addition, an annual Chief Executive Officer certification was submitted by the Company’s Chief Executive Officer to the New York Stock Exchange on June 6, 2007, in accordance with the New York Stock Exchange’s listing requirements.

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

Competition May Adversely Affect Our Profitability

We compete with a wide range of national, regional and local retailers and wholesalers selling food and/or general merchandise in our markets. Some of these competitors, including two major competitors (Sam’s Clubs (a division of Wal-Mart Stores, Inc.) and Costco Wholesale Corporation) who operate on a multi-national basis, have significantly greater financial and marketing resources than BJ’s. These retailers and wholesalers compete in a variety of ways, including price, location, services offered to customers and merchandise selection. We cannot assure you that we will be able to compete successfully with existing or future competitors. Our inability to respond effectively to competitive factors may have an adverse effect on our profitability as a result of lower sales and increased operating costs.

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

Our Business May be Affected by Issues that Affect Consumer Spending

Our results of operations may be affected by changes in economic factors that impact consumer spending. Certain economic conditions such as increases in inflation, unemployment levels, tax rates, interest rates, energy and transportation costs, insurance and health care costs and labor costs could reduce consumer spending or cause consumers to shift their spending to our competitors. Reduced consumer spending may result in reduced demand for our items and may also require increased selling and promotional expenses. A reduction or shift in consumer spending could negatively impact our business, results of operations and financial condition.

Certain Legal Proceedings Could Adversely Impact Our Results of Operations

We are involved in a number of legal proceedings involving employment issues, personal injury, consumer matters, credit card fraud and other litigation. Certain of these lawsuits, if decided adversely to us or settled by us, may result in material liability. See “Item 3. Legal Proceedings” and Note G in Notes to Consolidated Financial Statements for additional information.

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

Product Mix Could Impact our Results of Operations

Changes in our product mix may negatively affect certain financial indicators. For example, we continue to add gas stations to our store base. Since gasoline generates low profit margin rates as compared to the remainder of our business, we could expect to see our overall gross profit margin rates decline as sales of gasoline increase.

We Depend on Vendors to Supply us with Quality Merchandise at the Right Time and at the Right Price

We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices. We have no assurances of continued supply, pricing, or access to new products, and any vendor could at any time change the terms upon which it sells to us or discontinue selling to us. Sales demands may lead to insufficient in-stock positions of our merchandise.

Implementation of Technology Initiatives Could Disrupt our Operations in the Near Term and Fail to Provide the Anticipated Benefits

We have made and will continue to make significant technology investments both in our operations and in our administrative functions. The costs, potential problems and interruptions associated with the implementation of technology initiatives could disrupt or reduce the efficiency of our operations in the near term. In addition, new or upgraded technology might not provide the anticipated benefits; it might take longer than expected to realize the anticipated benefits or the technology might fail.

If we do Not Maintain the Security of Member-related information, we Could Damage our Reputation with Members, Incur Substantial Additional Costs and Become Subject to Litigation

As do most retailers and wholesale club operators, we receive certain personal information about our members. In addition, our online operations at www.bjs.com depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments. A compromise of our security systems or those of some of our suppliers, or other business partners that results in our member’s personal information being obtained by unauthorized persons could adversely affect our reputation with our members and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations, particularly our online sales operations.

Privacy and Information Security

The use of individually identifiable data by our business is regulated at the federal and state levels. Privacy and information security laws and regulations change, and compliance with them may result in cost increases due to necessary systems changes and the development of new administrative processes. If we fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to additional legal risk as a result of non-compliance.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We operated 177 warehouse club locations as of February 2, 2008, of which 117 are leased under long-term leases and 48 are owned. We own the buildings at the remaining 12 locations, which are subject to long-term ground leases. A listing of the number of Company locations in each state is shown on page 2.

The unexpired terms of our leases range from approximately 1 to 33 years, and average approximately 12 years. We also have options to renew all but one of our leases for periods that range from approximately 5 to 50 years and average approximately 21 years. These leases require fixed monthly rental payments which are subject to various adjustments. Certain leases require payment of a percentage of the warehouse club’s gross sales in excess of certain amounts. Generally, all leases require that we pay all property taxes, insurance, utilities and other operating costs.

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

See Note F of Notes to Consolidated Financial Statements included elsewhere in this report for additional information with respect to our leases.

Item 3.    Legal Proceedings

BJ’s is involved in various legal proceedings that are typical of a retail business. Although it is not possible to predict the outcome of these proceedings or any related claims, we believe that such proceedings or claims will not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

As described in more detail in Note G to the Financial Statements (which is incorporated herein by reference), BJ’s is subject to various claims relating to fraudulent credit and debit card charges, the cost of replacing cards and related monitoring expenses and other related claims. The Company is unable to predict whether further claims will be asserted. The Company has contested and will continue to vigorously contest the claims made against it and continues to explore its defenses and possible claims against others. The Company has established a reserve on its balance sheet relating to this matter. The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

Discussions of the House2Home bankruptcy proceeding and the VISA/Master Card antitrust litigation appear in Notes F and O, respectively, to the Financial Statements (which are incorporated herein by reference).

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of BJ’s security holders during the fourth quarter of the fiscal year ended February 2, 2008.

Item 4A.	Executive Officers of the Registrant

Name	Age	Office and Employment During Last Five Years
Herbert J Zarkin	69	Chief Executive Officer of the Company since January 2008; President and Chief Executive Officer of the Company (February 2007-January 2008); Interim Chief Executive Officer of the Company (November 2006-February 2007); Chairman of the Board of the Company since July 1997; President, Chief Executive Officer and Director of Waban (1993-1997); President of the BJ's Division of Waban (the “BJ’s Division”) (1990-1993). Mr. Zarkin was also Chairman of Waban (later known as House2Home) from July 1997 to June 2002 and was President and Chief Executive Officer of House2Home from March 2000 to September 2001.

Laura J. Sen	51	President, Chief Operating Officer and Director of the Company since January 2008; Executive Vice President, Merchandising and Logistics of the Company (January 2007-January 2008); Principal, Sen Retail Consulting (September 2003-December 2006); Executive Vice President, Merchandising and Logistics of the Company (July 1997-February 2003).

Frank D. Forward	53	Executive Vice President, Chief Financial Officer since January 2007, Executive Vice President, Chief Administrative Officer and Interim Chief Financial Officer of the Company (December 2005-January 2007); Executive Vice President and Chief Administrative Officer of the Company (May 2005-December 2005); Executive Vice President and Chief Financial Officer of the Company (July 1997-May 2005).

Thomas F. Gallagher	56	Executive Vice President, Club Operations of the Company since February 2007; Senior Vice President, Director of Field Operations (September 2002-January 2007).

Edward F. Gillooly	59	Executive Vice President, Chief Marketing Officer of the Company since August 2007; Senior Vice President, Director of Marketing (January 2007-August 2007); Mr. Gillooly served as Senior Vice President, Director of Marketing of the Company from September 1995 to August 2002. Mr. Gillooly retired from the Company in August 2002 and rejoined BJ’s in January 2007.

Christina M. Neppl	47	Executive Vice President, Merchandising and Logistics of the Company since January 2008; Senior Vice President, Controller (June 2000-January 2008).

Lon F. Povich	48	Executive Vice President, General Counsel and Secretary of the Company since June 2007; Senior Vice President, General Counsel and Secretary of the Company (February 2007-June 2007); Vice President and General Counsel of The Boston Consulting Group, Inc., a management consulting firm, from February 1996 to February 2007.

All officers serve at the discretion of the Board of Directors and hold office until the next annual meeting of the Board of Directors and until their successors are elected and qualified.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BJ’s common stock is listed on the New York Stock Exchange under the symbol “BJ”. The quarterly high and low stock prices for the fiscal years ended February 2, 2008 and February 3, 2007 were as follows:

	Fiscal Year Ended February 2, 2008		Fiscal Year Ended February 3, 2007
Quarter	High	Low	High	Low
First	$37.35	$30.60	$33.07	$29.46
Second	39.15	31.88	30.76	25.49
Third	38.89	28.02	29.98	25.18
Fourth	37.93	26.36	32.99	27.57

The approximate number of stockholders of record at March 14, 2008 was 2,000. BJ’s has never declared or paid any cash dividends on its common stock and has no present plans to do so. For restrictions on the payment of dividends, see Note E of Notes to the Consolidated Financial Statements included elsewhere in this report.

The following table summarizes our share repurchase activity in the quarter ended February 2, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
2007				(Dollars in Thousands)
Nov 4 – Dec 1	441,665	$34.06	441,665	$278,157
Dec 2 – Jan 5	1,207,466	32.19	1,207,466	239,287
Jan 6 – Feb 2	2,304,430	28.04	2,304,430	174,677

Total for the quarter	3,953,561	$29.98	3,953,561	$174,677

(1)	We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; and additional increases of $100 million each in press releases dated September 26, 2001, August 20, 2002, March 1, 2005, April 5, 2006, and May 23, 2007; and an additional increase of $250 million announced in a press release dated November 20, 2007. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through February 2, 2008, we repurchased approximately 25.3 million shares for a total of $775.3 million, leaving a remaining authorization of $174.7 million.

Item 6.    Selected Financial Data

	Fiscal Year Ended
	Feb. 2 2008	Feb. 3 2007	Jan. 28, 2006	Jan. 29, 2005	Jan. 31, 2004
	(53 weeks)
	(Dollars in Thousands except Per Share Data)
Income Statement Data
Net sales	$8,814,615	$8,303,496	$7,748,184	$7,215,968	$6,553,924
Membership fees and other	190,387	176,785	165,919	155,060	139,411

Total revenues	9,005,002	8,480,281	7,914,103	7,371,028	6,693,335

Cost of sales, including buying and occupancy costs	8,111,314	7,619,125	7,076,702	6,604,245	6,010,091
Selling, general and administrative expenses	693,842	705,249	611,127	562,398	510,670
Provision for credit card claims (1)	—	2,000	4,000	7,000	—
Preopening expenses	4,555	9,524	7,601	13,199	8,875

Operating income	195,291	144,383	214,673	184,186	163,699
Interest income (expense), net	3,742	2,638	2,742	803	(74)
Gain on contingent lease obligations (2)	—	3,119	4,494	9,424	4,488

Income from continuing operations before income taxes and cumulative effect of accounting principle changes	199,033	150,140	221,909	194,413	168,113
Provision for income taxes	77,628	57,183	86,503	74,799	63,318

Income from continuing operations before cumulative effect of accounting principle changes	121,405	92,957	135,406	119,614	104,795
Discontinued operations, net of income taxes (3)	1,456	(20,941)	(6,873)	(5,213)	(676)

Income before cumulative effect of accounting principle changes	122,861	72,016	128,533	114,401	104,119
Cumulative effect of accounting principle changes (4)	—	—	—	—	(1,253)

Net income	$122,861	$72,016	$128,533	$114,401	$102,866

Income per common share:
Basic earnings per share:
Income from continuing operations before cumulative effect of accounting principle changes	$1.91	$1.42	$1.99	$1.72	$1.51
Discontinued operations	0.02	(0.32)	(0.10)	(0.08)	(0.01)
Cumulative effect of accounting principle changes	—	—	—	—	(0.02)

Net income	$1.93	$1.10	$1.89	$1.64	$1.48

Diluted earnings per share:
Income from continuing operations before cumulative effect of accounting principle changes	$1.88	$1.40	$1.97	$1.71	$1.50
Discontinued operations	0.02	(0.32)	(0.10)	(0.08)	(0.01)
Cumulative effect of accounting principle changes	—	—	—	—	(0.02)

Net income	$1.90	$1.08	$1.87	$1.63	$1.47

Balance Sheet Data
Working capital	$198,905	$203,000	$257,503	$208,852	$147,287
Total assets	2,046,519	1,993,014	1,989,849	1,891,514	1,721,359
Long-term debt and obligations under capital leases	1,715	2,243	2,737	3,196	3,625
Noncurrent closed store lease obligations	10,633	14,794	8,159	8,870	11,463
Other noncurrent liabilities	107,245	83,377	75,976	73,756	58,199
Stockholders’ equity	980,492	1,019,887	1,015,979	939,167	852,221
Clubs open at end of year	177	172	163	155	150

(1)	See Note G of Notes to Consolidated Financial Statements
(2)	See Note F of Notes to Consolidated Financial Statements
(3)	See Note C of Notes to Consolidated Financial Statements
(4)	Adoption of SFAS No. 143 in fiscal year ended January 31, 2004

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless noted otherwise, the fiscal year ended February 2, 2008 is referred to as “2007.” Other fiscal years are referred to in a similar manner.

General Overview

BJ’s is a leading warehouse club operator in the eastern United States. As of February 2, 2008, we operated 177 BJ’s warehouse clubs, 100 of which operate gasoline stations, in 16 states.

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

Paid membership is an essential component in our business. It not only provides a source of revenue, but it also promotes customer loyalty. Membership fees permit us to offer lower prices to our members, encouraging them to shop us more frequently. Member renewal rates are a key performance indicator for us.

Comparable store sales performance is an important measure throughout the retail industry. Our comparable club sales increase from 2006 to 2007 was 3.7%, including a contribution from gasoline of 1.1% and a negative impact from the absence of pharmacy sales of 0.4%. From 2005 to 2006 comparable club sales increased by 1.2%, including a contribution from gasoline sales of 0.7%. From 2004 to 2005, our comparable club sales increased by 3.6%, including a contribution from gasoline sales of 1.3%.

Our low merchandise margin rates drive the high sales volumes that are so critical in our business and allows us to achieve both our top-line and bottom-line objectives. We believe that the cost structure built into our business model puts us among the most efficient in the retail industry. We closely monitor our costs as a percentage of sales, particularly our payroll costs, which comprise the largest portion of our selling, general and administrative expenses.

We place a great deal of emphasis on control of our inventories. Because of our high sales volumes and inventory turns, we are able to generate cash from a large portion of our inventory before we are required to pay our merchandise vendors. The majority of our inventory purchases are routed through our three cross-dock facilities, which were built within the last seven years. We monitor several inventory-related measures, including inventory turns, accounts payable as a percentage of inventories, average inventories per club and shrinkage as a percentage of sales.

Overview of 2007 Operations

Our earnings for 2007 increased over 2006 due to an increase in comparable club sales, better merchandise pricing, better inventory management, slightly improved margins, strict cost control and a decrease in non-recurring type items that had occurred in the prior year. Food and consumables sales made the largest gains in 2007. Food categories such as coffee, frozen and fresh meats, cookies, juices, milk, dairy, and fresh produce experienced growth. Categories including tobacco, seafood, and household chemicals decreased versus last year. We experienced increased sales in certain general merchandise items such as domestics, video games, and televisions, offset by weaker sales in other departments, including jewelry, furniture, prerecorded video, and toys.

We improved our merchandise presentation and pricing, while expanding merchandise margin through an improved mix of sales. We continue to evaluate every aspect of merchandising, including clarity of offering, presentation, quality, margin potential and pricing.

We added more in-club membership specialists to help potential members get the most out of their BJ’s experience, particularly during our trial membership programs. Outside of the clubs, we expanded the number of marketing specialists, whose mission is to generate group memberships through sales calls to corporations and small businesses.

We were more price competitive on items that drive traffic and made other price adjustments to improve our overall pricing structure. We reduced the volume of product coupons to a level that is more consistent with our everyday low pricing model and made the coupons we do offer more attractive to our members.

We made major improvements in our offerings of perishable food, both in terms of product quality and in space allocation. We expanded our assortments of organic and prepared foods as well as other high-margin perishables such as imported cheeses and fresh meat. In order to ensure high standards, we continue to invest in additional training of our in-club perishable managers.

The general merchandise side of our business had lower sales than anticipated, especially in higher margin departments such as jewelry, furniture, and toys.

We improved the conditions at our clubs by reducing operating hours and increased inventory flow by trimming SKU’s.

Outlook for 2008

We have built a strong management team with many years of warehouse club experience. This team is committed to its shared vision for a renewed focus on BJ’s core business and poised to position BJ’s for future success.

Our priorities in 2008 will be to retain and attract more members while improving the shopping experience at our clubs. We are planning for strong comparable club sales, slightly improved merchandise margins, slightly improved gasoline profitability and strong expense control.

We plan to continue our emphasis on growing our perishable businesses and expanding our assortment of organic fresh and frozen foods as well as natural meats and poultry. We will monitor price points on items affected by inflation. As long as we continue to provide merchandise of exceptional quality at exceptional value, we believe that we will have another year of strong sales and earnings growth.

On the general merchandise side of our business, we expect to be affected by an overall reduction in consumers’ discretionary spending. As a result, we are not expecting to see significant growth in some discretionary items like jewelry, seasonal, domestics and furniture. However, we will continue to offer great value on all of our general merchandise items and believe an increase in traffic can mitigate the potential decrease in sales on discretionary spending items. We expect that our apparel business will grow and we will continue to improve our assortment in this area.

We will continue to provide private brand alternatives to national brands. Our private label products are equal and sometimes superior in quality and on average, cost about 20% less than the comparable national brands. We will continue to evaluate our private brand offerings on a SKU by SKU basis.

We intend to make greater than usual investments in club payroll, club renovations and technology. Club renovations will include major remodels in four clubs bringing them in line with our current prototype. In addition, we plan to continue to upgrade our perishable departments by installing more multi-deck refrigeration cases which are more attractive and easier to shop than traditional coffin cases. As discussed earlier, the IT road map is a technological initiative to enhance, upgrade or replace many of our key business operating systems. This large scale project will take approximately 5 to 6 years to complete at a cost of about $20–$30 million per year in incremental capital.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We review our estimates on an ongoing basis and make judgments about the carrying value of assets and liabilities based on a number of factors. These factors include historical experience and assumptions made by management that are believed to be reasonable under the circumstances. This section summarizes critical accounting policies and the related judgments involved in their application.

Cash Consideration Received from Vendors

We receive various types of cash consideration from vendors, principally in the form of rebates and allowances that typically do not exceed a one-year time period. We recognize such vendor rebates and allowances as a reduction of cost of sales based on a systematic and rational allocation of the cash consideration offered to the underlying transaction that results in progress by BJ’s toward earning the rebates and allowances, provided the amounts to be earned are probable and reasonably estimable. Otherwise, rebates and allowances are recognized only when predetermined milestones are met. We review the status of all rebates and allowances at least once per quarter and update our estimates, if necessary, at that time. We believe that our review process has allowed us to avoid material adjustments in estimates of vendor rebates and allowances.

Legal Contingencies

As described in more detail in Note G to the consolidated financial statements, BJ’s is subject to various claims relating to fraudulent credit and debit card charges, the cost of replacing cards and related monitoring expenses and other related claims. As required by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” (“SFAS No. 5”) we accrue a liability if the potential loss for a claim is considered probable and the amount of the loss can be reasonably estimated.

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

Inventories

Merchandise inventories are stated at the lower of cost, determined under the average cost method, or market. We recognize the write-down of slow-moving or obsolete inventory in cost of sales when such write-downs are probable and estimable. Records are maintained at the stockkeeping unit (SKU) level. We utilize various reports that allow our merchandising staff to make timely markdown decisions to help maintain rapid inventory turnover, which is essential in our business. The carrying value of any SKU whose selling price is marked down to below cost is immediately reduced to that selling price.

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

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) as of February 4, 2007, the beginning of fiscal 2007. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on recognition, derecognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures. See Note K in Notes to the Consolidated Financial Statements for further discussion of the effect of FIN 48.

Reserves for Closed Store and Facility Lease Obligations

During the fiscal year ended February 3, 2007, we closed our two ProFoods Restaurant Supply clubs and our Franklin, MA, cross-dock facility, which was relocated to a larger facility in Uxbridge, MA. We established reserves for our lease liabilities for each of the closed locations.

Our recorded liabilities for the ProFoods clubs are based on the present value of rent liabilities under the two leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the potential subleasing of these properties. An annual discount rate of 6% has been used to calculate the present value of these lease obligations. This rate was based on the incremental borrowing rate for the Company during the weighted average period of time over which these obligations are expected to be paid. In 2007, we settled the lease for one of the two ProFoods locations, and subleased the other ProFoods location for a portion of its remaining term. We will continue to use a discount rate of 6% to calculate the present value of this obligation.

Our recorded liabilities for the Franklin location are also based on our rent liabilities under the lease, reduced by estimated potential sublease income for this property. In 2007, we subleased this facility for a portion of its remaining term.

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

In 2004 and 2005, we made lump sum payments to settle the leases for two of the three closed clubs. The reserve at February 2, 2008 is based on the present value of our rent liability under the lease for the remaining club, including real estate taxes and common area maintenance charges, reduced by estimated income from potential subleasing of the property. We will continue to use an annual discount rate of 6% to calculate the present value of this obligation.

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

See Notes C and D of Notes to Consolidated Financial Statements for additional information on our closed locations.

Share-Based Payment

As described in more detail in Note A to the consolidated financial statements, we adopted SFAS 123(R) at the beginning of fiscal 2006. Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) requires that the cost of our employee stock options and restricted stock awards is reflected in our financial statements based on the estimated fair value of the awards on the grant date. The cost of these awards is recognized over the period during which the employee is required to provide service in exchange for the awards or the requisite service period, which is typically the vesting period.

In adopting SFAS 123(R), we elected the modified prospective application (MPA) transition method. In accordance with this method, we did not restate prior year financial statements. Prior to the beginning of the first quarter of fiscal 2006, we accounted for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Under APB 25, no stock-based employee compensation cost for stock options was reflected in net income. In Note A, we are disclosing the effect on net income and earnings per share for fiscal 2005 had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”) to stock-based employee compensation.

We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. A discussion of the assumptions we used in applying the Black-Scholes model is contained in Note I. Certain assumptions and inputs, particularly the market price on the grant date, the expected volatility of our stock and the expected option life, can have a significant effect on the fair value of options granted.

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

It has been our policy to issue treasury shares upon option exercises and upon issuance of restricted stock. We plan to continue to repurchase our stock during 2008 and expect that treasury shares will be issued in connection with stock option exercises and restricted stock awards during that period.

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

Results of Operations

The following table presents income statement data for continuing operations for the last three fiscal years:

	Fiscal Year Ended
	February 2, 2008		February 3, 2007		January 28, 2006
	$	% of Sales	$	% of Sales	$	% of Sales
	(Dollars in Millions except Per Share Amounts)
Net sales	$8,814.6	100.0%	$8,303.5	100.0%	$7,748.2	100.0%
Membership fees and other	190.4	2.2	176.8	2.1	165.9	2.1

Total revenues	9,005.0	102.2	8,480.3	102.1	7,914.1	102.1

Cost of sales, including buying and occupancy costs	8,111.3	92.0	7,619.1	91.8	7,076.7	91.3
Selling, general and administrative expenses	693.8	7.9	705.3	8.5	611.1	7.9
Provision for credit card claims	0.0	0.0	2.0	0.0	4.0	0.1
Preopening expenses	4.6	0.1	9.5	0.1	7.6	0.1

Operating income	195.3	2.2	144.4	1.7	214.7	2.7
Interest income, net	3.7	0.1	2.6	0.0	2.7	0.0
Gain on contingent lease obligations	0.0	0.0	3.1	0.1	4.5	0.1

Income from continuing operations before income taxes	199.0	2.3	150.1	1.8	221.9	2.8
Provision for income taxes	77.6	0.9	57.1	0.7	86.5	1.1

Income from continuing operations	$121.4	1.4%	$93.0	1.1%	$135.4	1.7%

Diluted earnings per common shares	$1.88		$1.40		$1.97

Number of clubs in operation at year end	177		172		163

Comparison of 2007 to 2006

Net sales increased by 6.2% from 2006 to 2007. 2006 was a 53-week fiscal year. The increase in total sales in 2007 was due to comparable club sales increases and the opening of new clubs and new gasoline stations. The increase in comparable club sales represented approximately 59% of the total increase in net sales from 2006 to 2007. New clubs and new gasoline stations accounted for the remainder of the increase. Food accounted for 61% of total food and general merchandise sales in 2007 versus 60% in 2006.

Comparable club sales increased by 3.7% from 2006 to 2007, including a favorable impact from gasoline sales of 1.1% and a negative impact from the absence of pharmacy sales of 0.4%. On a comparable club basis, food sales increased by 5.2% and general merchandise sales were approximately flat in 2007 compared to 2006. In food sales we experienced the greatest increases from coffee, frozen and fresh meats, cookies, juices, milk, dairy, and produce. Fresh food sales were strong, particularly in produce. In general merchandise, sales of televisions, video games and beauty care products were strong. Weaker categories included jewelry, furniture, prerecorded video and toys.

Excluding sales of gasoline, traffic on a comparable club basis was essentially flat to last year versus a decrease of approximately 2% from 2005 to 2006. The average transaction amount by the same measure increased by approximately 4% from last year versus an increase of approximately 3% from 2005 to 2006.

Total revenues included membership fees of $176.3 million in 2007 versus $162.2 million in 2006. This increase was due primarily to the membership fee increase that went into effect on January 1, 2006 and to new club members. At the end of 2007, Rewards members accounted for approximately 4% of our primary members, versus approximately 5% at the end of the previous year. Rewards members accounted for approximately 13% of food and general merchandise sales in 2007 and 2006. In 2007, Inner Circle members renewed at a rate of 82% versus 83% in 2006. Business members renewed at a rate of 87% in both 2007 and 2006.

Cost of sales (including buying and occupancy expenses) was 92.02% of net sales in 2007 versus 91.76% of net sales in 2006. The increase in the cost of sales ratio was primarily attributable to the impact of gasoline gross margins, which were unfavorable by 20 basis points, offset partially by an improvement of 4 basis points in merchandise gross margins. Buying and occupancy costs, as a percentage of sales, increased in 2007 by 9 basis points over 2006, due mainly to increases in rent, utilities, and common area maintenance.

To offset some of the volatility in the cost of our retail gasoline sales, beginning in 2006 we have periodically hedged a portion of our anticipated future petroleum product sales through the use of derivative contracts. To date, we have employed only exchange traded options to effectuate these hedges. We have not designated these contracts as hedges for accounting purposes; therefore we adjust the value of these options contracts to fair market value at the end of each reporting period, with the corresponding gain or loss reflected in cost of sales. In 2007, we recognized a pretax gain of $104,000 from our gasoline hedging activities versus a pretax loss of $381,000 in 2006. There were no hedging positions open at February 2, 2008.

Selling, general and administrative (“SG&A”) expenses were 7.87% of net sales in 2007 versus 8.49% in 2006. The decrease in the SG&A ratio was due primarily to decreases of 23 basis points for savings in pharmacy operating expenses; 22 basis points in payroll expense for the clubs and home office; 10 basis points in asset impairment costs; 8 basis points in professional services costs; 6 basis points in severance costs related to last year’s corporate restructuring; 6 basis points in advertising; and 3 basis points in credit costs. These items in total amounted to a decrease of 78 basis points. They were partially offset by increases in club and home office fringe expenses of 17 basis points, mainly for cash-based incentive pay.

Total SG&A expenses decreased by $11.4 million from 2006 to 2007, due mainly to last year’s 53rd week and the factors that decreased SG&A expenses as a percentage of sales. Payroll and payroll benefits excluding pharmacy and including bonuses and severance accounted for 77% of all SG&A expenses in 2007 versus 72% in 2006. Payroll and payroll benefits increased $24.6 million due mainly to the impact of higher than planned bonuses in 2007 versus lower than planned bonuses in 2006. This increase was offset by decreases of $19.4 million related to the closing of pharmacies and $8.0 million associated with long lived asset impairments.

In 2006, we recorded additional pretax charges of $2.0 million to increase our reserve for credit card claims, primarily because of increases in our estimate of legal costs to be incurred in connection with this matter. There were no changes to this reserve in 2007. See Note G of Notes to Consolidated Financial Statements for additional information.

Preopening expenses were $4.6 million in 2007 versus $9.5 million in 2006. We opened five new clubs in 2007. We opened nine new clubs and relocated a cross-dock facility in 2006.

Interest income, net was $3.7 million in 2007 compared with $2.6 million in 2006. See Note N of Notes to Consolidated Financial Statements for a summary of the components of interest income, net.

During 2006, we received pretax recoveries of House2Home bankruptcy claims totaling $3.1 million, ($2.1 million post-tax) which we recorded in Gain on Contingent Lease Obligations. The Bankruptcy Court has closed the House2Home case and we do not expect to receive further payments on our claims. (See Note F of Notes to Consolidated Financial Statements for additional information.)

Our income tax provision was 39.0% of pretax income from continuing operations in 2007 versus 38.1% in 2006. 2007’s provision reflected the favorable settlement of state income tax audits which reduced our provision for income taxes by $3.6 million. (See Note K of Notes to Consolidated Financial Statements for additional information relating to income taxes.) The benefit of the favorable settlements was more than offset by increased provisions for state and local income taxes due to the adoption of FIN 48 and to certain portions of this year’s incentive compensation which are not expected to be tax deductible under Section 162(m) of the Internal Revenue Code. 2006’s provision included state income tax credits which we realized in connection with the opening of our new cross-dock facility in Uxbridge, Massachusetts, as well as the nontaxable portion of House2Home bankruptcy recoveries, which had the effect of reducing the income tax provision by $0.3 million. For the full 2008 year, we expect our income tax rate to be approximately 40.5%.

Income from continuing operations was $121.4 million, or $1.88 per diluted share, in 2007 versus $93.0 million, or $1.40 per diluted share, in 2006.

In 2007, income from continuing operations included the following post-tax income and expense items:

•	Income of $3.6 million, or $.05 per diluted share, from favorable state income tax audit settlements.

•	Income of $2.4 million, or $.04 per diluted share, from the settlement of a lease for a closed Pro Foods club.

•	Income of $0.6 million, or $.01 per diluted share, from the sale of pharmacy related assets.

In 2006, income from continuing operations included the following post-tax income and expense items:

•	Expense of $5.2 million, or $.08 per diluted share, to record impairment of long-lived assets.

•	Expense of $4.3 million, or $.06 per diluted share, to record the closing of our in-club pharmacies.

•	Expense of $2.9 million, or $.04 per diluted share, to record severance pay and associated expenses related to our corporate restructuring.

•	Expense of $1.2 million, or $.02 per diluted share, to increase the reserve for credit card claims.

•	Income of $4.0 million, or $.06 per diluted share, resulting from the 53rd week of sales.

•	Income of $2.1 million, or $.03 per diluted share, from House2Home bankruptcy recoveries.

In 2007, we recorded income from discontinued operations of $1.5 million, or $.02 per diluted share, which consists of post-tax income of $2.4 million, primarily resulting from the settlement of a lease for one of the two ProFoods clubs which closed in January 2007 and the subleasing of the other ProFoods location for a portion of its remaining lease term. This income was partially offset by a post-tax increase in the reserve of $0.4 million for a BJ’s Club which closed in 2002 and interest accretion charges related to the partially subleased ProFoods club and the closed BJ’s club.

In 2006, we recorded a loss from discontinued operations of $20.9 million, or $.32 per diluted share. This loss consisted of post-tax expenses of $15.2 million incurred in connection with closing the two ProFoods clubs and a net loss of $5.5 million incurred by the ProFoods clubs in 2006. The remainder of the loss from discontinued operations was attributable to interest accretion charges related to the BJ’s club which closed in November 2002.

Net income was $122.9 million, or $1.90 per diluted share, in 2007 versus $72.0 million, or $1.08 per diluted share, in 2006.

Comparison of 2006 to 2005

Net sales increased by 7.2% from 2005 to 2006, due to comparable club sales increases, the opening of new clubs and new gasoline stations and a 53rd week of sales. The increase in comparable club sales represented approximately 23% of the total increase in net sales from 2005 to 2006. New clubs and new gasoline stations and a 53rd week of sales accounted for the remainder of the increase. Food accounted for 60% of total food and general merchandise sales in 2006 versus 59% in 2005.

Comparable club sales increased by 1.2% from 2005 to 2006, including a contribution from gasoline sales of 0.7% On a comparable club basis, food sales increased by 1.6% and general merchandise sales decreased by

1.0% in 2006. Our perishable sales were strong, particularly in produce. Sales of soda and water and paper products were also strong. In general merchandise, sales of televisions and beauty care products were strong. Weaker categories included jewelry, apparel, prerecorded video and office supplies.

Total revenues included membership fees of $162.2 million in 2006 versus $150.0 million in 2005. This increase was due primarily to the membership fee increase that went into effect on January 1, 2006 and new clubs. At the end of 2006, Rewards members accounted for approximately 5% of our primary members, approximately the same percentage as the previous year. During 2006, Rewards members accounted for approximately 13% of our food and general merchandise sales, up from approximately 10% of food and general merchandise sales in 2005. In 2006, Inner Circle members renewed at a rate of 83% and Business members renewed at a rate of 87%. These renewal rates were unchanged from those of 2005.

Cost of sales (including buying and occupancy expenses) was 91.76% of net sales in 2006 versus 91.33% of net sales in 2005. The increase in the cost of sales ratio was primarily attributable to a decrease in merchandise gross margins, which reflected weaker sales in higher margin merchandise departments, including apparel, jewelry, furniture and toys, and a higher penetration of lower margin consumer electronics and gasoline, which carry a significantly lower margin than the remainder of our business. Gross margin rates for gasoline and pharmacy in 2006 were also lower than 2005. Buying and occupancy costs, as a percentage of sales, increased in 2006 by four basis points over 2005, due mainly to increases in utilities, common area maintenance and general repairs and maintenance totaling 14 basis points, partially offset by a decrease of eight basis points in depreciation.

To offset some of the volatility in the cost of our retail gasoline sales, beginning in 2006 we periodically hedged a portion of our anticipated future petroleum product sales through the use of derivative contracts. In 2006, we recognized a pretax loss of $381,000 from our gasoline hedging activities. There were no hedging positions open at February 3, 2007.

Selling, general and administrative (“SG&A”) expenses were 8.49% of net sales in 2006 versus 7.89% in 2005. The increase in the SG&A ratio was due primarily to an increase of 18 basis points in share-based compensation expense; 14 basis points in club payroll and fringe expenses; eleven basis points in asset impairment costs; nine basis points for pharmacy closing costs; eight basis points in credit costs; seven basis points in advertising; six basis points in severance costs related to the corporate restructuring; and three basis points for closing costs for the Franklin, MA, cross-dock facility. These items in total amounted to an increase of 76 basis points. They were partially offset by decreases in home office fringe expenses of 15 basis points, mainly for reductions in cash-based incentive pay.

Total SG&A expenses rose by $94.1 million from 2005 to 2006, due mainly to the factors that increased SG&A expenses as a percentage of sales, as well as the addition of new clubs. Payroll and payroll benefits accounted for 74% of all SG&A expenses in 2006 versus 78% in 2005. Payroll and payroll benefits accounted for 48% of the increase in SG&A expenses. Costs associated with long lived asset impairments, the closing of pharmacies and severance related to the corporate restructuring accounted for approximately 22% of the increase in SG&A expenses from 2005 to 2006.

In 2005, we recorded additional pretax charges of $4.0 million to reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. In 2006, we recorded additional pretax charges of $2.0 million to increase our reserve, primarily because of increases in our estimate of legal costs to be incurred in connection with this matter. See Note G of Notes to Consolidated Financial Statements for additional information.

Preopening expenses were $9.5 million in 2006 versus $7.6 million in 2005. We opened nine new clubs and relocated a cross-dock facility in 2006. We opened eight new clubs and relocated one club in 2005.

Interest income, net was $2.6 million in 2006 compared with $2.7 million in 2005. See Note N of Notes to Consolidated Financial Statements for a summary of the components of interest income, net.

During 2006, we received pretax recoveries of House2Home bankruptcy claims totaling $3.1 million ($2.1 million post-tax), which we recorded in gain on contingent lease obligations. During 2005 we received pretax recoveries of House2Home bankruptcy claims totaling $4.4 million, which we also recorded in gain on contingent lease obligations. We also recorded a gain of $0.1 million to decrease our reserve for contingent lease obligations in 2005. On a post-tax basis, these gains were $3.1 million.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $308.0 million in 2007 compared with $172.9 million in 2006 and $192.5 million in 2005. The increase in net cash provided by operating activities in 2007 versus 2006 of $135.1 million was due to a decrease in inventories net of accounts payable of $67.6 million and a higher net income of $50.8 million. The balance of the increase was due to changes in certain balance sheet accounts which were affected by the timing of payments and other factors. The increase in cash due to the decrease of merchandise inventories net of accounts payable was $28.4 million in 2007 versus an increase in inventories net of accounts payable of $39.2 million in 2006. The ratio of accounts payable to merchandise inventories was 71.0 % at the end of 2007 versus 65.9% at the end of 2006. This reflected a successful effort to reduce SKU’s and improve inventory turns. The increase in merchandise inventories from the end of 2006 to 2007 was due primarily to new clubs. Average inventory per club was approximately $5.0 million at the end of 2007 and $4.9 million at the end of 2006. The decrease in net cash provided by operating activities in 2006 versus 2005 was due principally to a decrease in net income of $56.5 million, partially offset by an increase in noncash items of $38.7 million. The balance of the decrease was related to changes in certain balance sheet accounts which are affected by the timing of payments and other factors.

Cash expended for property additions was $89.9 million in 2007, $190.8 million in 2006 and $123.1 million in 2005. In 2007, we opened five new clubs, each of which is leased, and four new gasoline stations. In 2006, we opened nine new clubs, one of which is owned at a location that is subject to a ground lease. The other new clubs were leased. We also opened nine new gasoline stations and our cross-dock facility in Uxbridge, MA, in 2006. Cash expenditures for property additions in 2006 included approximately $41 million for the Uxbridge cross-dock. In 2005, we opened eight new clubs, each of which was leased, and relocated one club. We also opened six new gasoline stations in 2005.

We expect that capital expenditures will total approximately $150 to $170 million in 2008, based on plans to open 4 new clubs, 3 of which we expect to be either owned properties or have ground leases, and to increase capital spending on club renovations and IT projects. The timing of actual openings and the amount of related expenditures could vary from the estimates above due, among other things, to the complexity of the real estate development process.

On May 23, 2007, the Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s common stock. On November 19, 2007, the Board authorized the repurchase of up to an additional $250 million of the Company’s stock. In 2007, we repurchased 7,154,898 shares of common stock for $228.8 million, or an average price of $31.98 per share. In 2006, we repurchased 4,166,048 shares of our common stock for $118.4 million, or an average price of $28.43 per share. In 2005, we repurchased 2,535,600 shares of our common stock for $73.2 million, or an average price of $28.88 per share. From the inception of our share repurchase activities in August 1998, we have repurchased a total of $775.3 million of common stock at an average cost of $30.59 per share. As of February 2, 2008, our remaining repurchase authorization was $174.7 million. We intend to continue the repurchase of stock in 2008.

In January 2004, we assumed a real estate mortgage with a principal balance of $4,025,000 in connection with the purchase of a club that was previously leased. This debt carries an interest rate of 7%, is payable in monthly installments maturing through November 1, 2011 and has a prepayment penalty. The principal balance at February 2, 2008 was $2.2 million.

We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at February 2, 2008. We are required to pay an annual facility fee which is currently 0.175% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.575% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date of debt if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at February 2, 2008.

In addition to the credit agreement, we maintain a separate $82 million facility for letters of credit, primarily to support the purchase of inventories, of which $33.8 million was outstanding at February 2, 2008, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on April 30, 2008. We anticipate that this line will be renewed before it expires. As of February 2, 2008, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at February 2, 2008 and February 3, 2007.

In 2006, we established reserves for our liabilities related to leases for the two ProFoods clubs which closed in the fourth quarter, and for our Franklin, MA, cross-dock facility, which was relocated to a new facility in Uxbridge, MA, in the second quarter. We recorded a pretax charge of $25.7 million to close the ProFoods clubs, which included $14.0 million for fixed asset write-downs and a charge of $8.8 million for lease obligation costs. The charges for ProFoods’ lease obligations were based on the present value of rent liabilities under the two leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the potential subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of the obligations.

In connection with the relocation of our Franklin, MA, cross-dock facility, we recorded pretax charges of $2.4 million in 2006 for our remaining lease obligations for this property. These charges were based on our rent liabilities under the lease, reduced by estimated potential future sublease income.

In the second quarter of 2007, we settled the lease for one of the two ProFoods closed locations, and subleased the other ProFoods location for a portion of the remaining lease term, resulting in pretax income of $4.0 million ($2.4 million post-tax) in discontinued operations, primarily as a result of the lease settlement. As of February 2, 2008, our reserve for our ProFoods obligations was $3.4 million.

Also in this year’s second quarter, we subleased the Franklin facility for a portion of its remaining lease term. In connection with this sublease, we recorded pretax income of $0.7 million to reduce our reserve. As of February 2, 2008, our reserve for this obligation was $0.8 million.

During the third quarter of 2002, we established reserves for our liabilities related to leases for three BJ’s clubs which closed on November 9, 2002. In 2004 and 2005, we made lump sum payments to settle the leases for two of the three closed clubs. In 2007, we recorded pretax expense of $0.6 million to increase our reserve for the remaining BJ’s closed club. Our reserve of $8.1 million as of February 2, 2008 is based on the present value of our rent liability under the lease for the remaining club, including real estate taxes and common area maintenance charges, reduced by estimated potential future income from subleasing the property. We used an annual discount rate of 6% to calculate the present value of the obligation.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $19.5 million at February 2, 2008.

Early in 2004 we were notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, we retained a leading computer security firm to conduct a forensic analysis of our information technology systems with a goal of determining whether a breach had in fact occurred. (See Note G for additional information.) While no conclusive evidence of a breach was found, we have recorded total pretax charges of $13.0 million ($7.8 million post-tax) to date to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. No charges were recorded in connection with this matter in 2007. $2.0 million ($1.2 million post-tax) was recorded in 2006 and $4.0 million ($2.4 million post-tax) was recorded in 2005. As of February 2, 2008, the balance in the reserve was $4.9 million, which represented our best estimate of the remaining cost and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of March 14, 2008, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on our consolidated financial position or liquidity.

BJ’s had no off-balance sheet arrangements at any time during the fiscal year ended February 2, 2008.

The following summarizes our contractual cash obligations as of February 2, 2008 and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	2008	2009 to 2010	2011 to 2012	2013 and thereafter	Total
	(Dollars in Thousands)
Long-term debt	$669	$1,338	$558	$—	$2,565
Operating leases	144,753	308,352	297,340	1,603,696	2,354,141
Purchase obligations	454,912	10,822	2,990	4,392	473,116
Closed store lease obligations	1,726	4,039	2,233	4,361	12,359
Other long-term liabilities	27	14,340	12,575	34,899	61,841

	$602,087	$338,891	$315,696	$1,647,348	$2,904,022

In the table above, long-term debt consists of a real estate mortgage which matures through November 1, 2011. Amounts for long-term debt include interest as well as principal.

Amounts for operating leases reflect future minimum lease payments, excluding insurance, taxes or maintenance costs as disclosed in Note F of Notes to Consolidated Financial Statements. We have options to renew all but one of our leases. The table above does not reflect any lease payments we would make pursuant to such renewal options, except for ground leases that include reasonably assured renewal options.

Approximately 93% of purchase obligations represent future payments for merchandise purchases. The remainder consists primarily of capital commitments and purchased services.

Amounts for closed store lease obligations comprise our liabilities on the balance sheet at February 2, 2008 for a closed ProFoods club, a closed cross-dock facility and a closed BJ’s club. Timing of payments was based on our estimates of when these liabilities would likely be satisfied through lease payments, net of estimated potential sublease income.

Amounts for other long-term liabilities consist mainly of payments for self-insured worker’s compensation and general liability claims and for asset retirement obligations, both of which are included on our balance sheet at February 2, 2008. The estimated timing of payments for insurance claims was based primarily on recent payment experience. The timing of asset retirement obligation payments corresponds to the end of the estimated useful life assigned to the assets. Not included in other noncurrent liabilities in the table above were payments of $29.1 million for our rent escalation liabilities because they are already included in the “operating leases” line, and deferred revenue of $4.0 million, which is not a cash obligation.

As of February 2, 2008 we have accrued $30.2 million of unrecognized tax benefits for uncertain tax positions and related interest under FIN 48. $18.0 million of this amount is classified as current liabilities since it is expected to be paid within twelve months. The remaining $12.2 million is classified as noncurrent liabilities. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations as the timing of examinations and ultimate resolution of those examinations is uncertain. The total amount of unrecognized tax benefits, reflective of federal tax benefits, that if recognized, would decrease the effective tax rate was $13.6 million.

Cash and cash equivalents totaled $97.3 million as of February 2, 2008. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of our bank credit agreement, which expires in April 2010. However, we may from time to time seek to obtain additional financing.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to market risk as of February 2, 2008 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at February 2, 2008. There were also no derivatives at February 2, 2008. See Summary of Accounting Policies—Disclosures about Fair Value of Financial Instruments and Note E in Notes to Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(Dollars in Thousands except Per Share Amounts)
Net sales	$8,814,615	$8,303,496	$7,748,184
Membership fees and other	190,387	176,785	165,919

Total revenues	9,005,002	8,480,281	7,914,103

Cost of sales, including buying and occupancy costs	8,111,314	7,619,125	7,076,702
Selling, general and administrative expenses	693,842	705,249	611,127
Provision for credit card claims	—	2,000	4,000
Preopening expenses	4,555	9,524	7,601

Operating income	195,291	144,383	214,673
Interest income, net	3,742	2,638	2,742
Gain on contingent lease obligations	—	3,119	4,494

Income from continuing operations before income taxes	199,033	150,140	221,909
Provision for income taxes	77,628	57,183	86,503

Income from continuing operations	121,405	92,957	135,406
Income (loss) from discontinued operations, net of income tax provision of $1,004 and benefit of $14,433 and $4,428	1,456	(20,941)	(6,873)

Net income	$122,861	$72,016	$128,533

Basic earnings per share:
Income from continuing operations	$1.91	$1.42	$1.99
Income (loss) from discontinued operations	0.02	(0.32)	(0.10)

Net income	$1.93	$1.10	$1.89

Diluted earnings per share:
Income from continuing operations	$1.88	$1.40	$1.97
Income (loss) from discontinued operations	0.02	(0.32)	(0.10)

Net income	$1.90	$1.08	$1.87

Number of common shares for earnings per share computations:
Basic	63,669,088	65,530,278	68,005,849
Diluted	64,557,393	66,387,755	68,755,471

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

	February 2, 2008	February 3, 2007
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$97,314	$55,877
Accounts receivable	115,228	101,495
Merchandise inventories	877,466	850,902
Current deferred income taxes	26,340	34,633
Prepaid expenses	28,991	26,874

Total current assets	1,145,339	1,069,781

Property at cost:
Land and buildings	642,277	639,284
Leasehold costs and improvements	207,071	196,206
Furniture, fixtures and equipment	563,463	572,522

	1,412,811	1,408,012
Less: accumulated depreciation and amortization	538,358	507,864

	874,453	900,148
Deferred income taxes	4,321	—
Other assets	22,406	23,085

Total assets	$2,046,519	$1,993,014

LIABILITIES
Current liabilities:
Current installments of long-term debt	$529	$493
Accounts payable	622,965	560,406
Accrued expenses and other current liabilities	277,005	267,067
Accrued federal and state income taxes	44,209	34,626
Closed store lease obligations due within one year	1,726	4,189

Total current liabilities	946,434	866,781

Long-term debt, less portion due within one year	1,715	2,243
Noncurrent closed store lease obligations	10,633	14,794
Other noncurrent liabilities	107,245	83,377
Deferred income taxes	—	5,932

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744
Additional paid-in capital	177,134	154,020
Retained earnings	1,239,639	1,158,137
Accumulated other comprehensive loss	(540)	(723)
Treasury stock, at cost, 14,027,576 and 9,629,542 shares	(436,485)	(292,291)

Total stockholders’ equity	980,492	1,019,887

Total liabilities and stockholders’ equity	$2,046,519	$1,993,014

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(53 weeks)
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$122,861	$72,016	$128,533
Adjustments to reconcile net income to net cash provided by operating activities:
Provision of credit card claims	—	2,000	4,000
Gain on contingent lease obligations	—	—	(110)
Provision for (reversal of) closing and impairment costs	(2,847)	44,444	527
Depreciation and amortization of property	106,403	105,253	103,807
Loss on property disposals	2,052	1,938	952
Other noncash items (net)	1,051	1,405	871
Share-based compensation expense	19,018	18,467	1,314
Deferred income taxes	1,213	(28,030)	(6,906)
Excess tax benefit from exercise of stock options	(3,001)	(2,754)	—
Tax benefit from exercise of stock options	4,096	4,570	4,119
Increase (decrease) in cash due to changes in:
Accounts receivable	(13,733)	(60)	(14,143)
Merchandise inventories	(26,564)	(37,632)	(53,528)
Prepaid expenses	(2,117)	(8,679)	1,727
Other assets	600	(649)	(45)
Accounts payable	54,986	(1,611)	30,587
Changes in book overdrafts	7,573	5,049	(6,964)
Accrued expenses	17,034	14,627	7,138
Accrued income taxes	132	(16,942)	(2,752)
Closed store lease obligations	(3,309)	(1,138)	(7,441)
Other noncurrent liabilities	22,516	615	778

Net cash provided by operating activities	307,964	172,889	192,464

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(89,857)	(190,758)	(123,129)
Proceeds from property disposals	118	91	53
Purchase of marketable securities	(1,510)	(917)	(95,825)
Sale of marketable securities	1,614	536	120,625

Net cash used in investing activities	(89,635)	(191,048)	(98,276)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit from exercise of stock options	3,001	2,754	—
Repayment of long-term debt	(492)	(461)	(428)
Dividends paid	(25)	(25)	(25)
Proceeds from issuance of common stock	49,405	28,050	16,105
Purchase of treasury stock	(228,781)	(118,446)	(73,234)

Net cash used in financing activities	(176,892)	(88,128)	(57,582)

Net increase (decrease) in cash and cash equivalents	41,437	(106,287)	36,606
Cash and cash equivalents at beginning of year	55,877	162,164	125,558

Cash and cash equivalents at end of period	$97,314	$55,877	$162,164

Supplemental cash flow information:
Interest paid, net of capitalized interest	$552	$571	$465
Income taxes paid	77,287	87,722	91,734
Noncash financing and investing activities:
Addition of asset retirement costs	474	4,233	711

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
					(In Thousands)
Balance, January 29, 2005	74,410	$744	$128,180	$(2,629)	$988,556	$—	(5,321)	$(175,684)	$939,167
Net income	—	—	—	—	128,533	—	—	—	128,533
Issuance of common stock	—	—	4,601	(482)	(11,151)	—	839	27,256	20,224
Dividends	—	—	—	—	(25)	—	—	—	(25)
Purchase of treasury stock	—	—	—	—	—	—	(2,535)	(73,234)	(73,234)
Stock compensation expense	—	—	—	1,314	—	—	—	—	1,314

Balance, January 28, 2006	74,410	$744	$132,781	$(1,797)	$1,105,913	$—	(7,017)	$(221,662)	$1,015,979
Comprehensive Income:
Net income	—	—	—	—	72,016	—	—	—	72,016
FAS 158 adjustment, net of tax of $498	—	—	—	—	—	(723)	—	—	(723)

Comprehensive income									71,293

Issuance of common stock	—	—	4,569	—	(19,767)	—	1,553	47,817	32,619
Dividends	—	—	—	—	(25)	—	—	—	(25)
Purchase of treasury stock	—	—	—	—	—	—	(4,166)	(118,446)	(118,446)
Elimination of unearned compensation	—	—	(1,797)	1,797	—	—	—	—	—
Stock compensation expense	—	—	18,467	—	—	—	—	—	18,467

Balance, February 3, 2007	74,410	$744	$154,020	$—	$1,158,137	$(723)	(9,630)	$(292,291)	$1,019,887
Comprehensive Income:
Net income	—	—	—	—	122,861	—	—	—	122,861
FAS 158 adjustment, net of tax of $125	—	—	—	—	—	183	—	—	183

Comprehensive income									123,044

Issuance of common stock	—	—	4,096	—	(35,182)	—	2,757	84,587	53,501
Dividends	—	—	—	—	(25)	—	—	—	(25)
Cumulative effect of the adoption of FIN 48	—	—	—	—	(6,152)	—	—	—	(6,152)
Purchase of treasury stock	—	—	—	—	—	—	(7,155)	(228,781)	(228,781)
Stock compensation expense	—	—	19,018	—	—	—	—	—	19,018

Balance, February 2, 2008	74,410	$744	$177,134	$—	$1,239,639	$(540)	(14,028)	$(436,485)	$980,492

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements of BJ’s Wholesale Club, Inc. (“BJ’s” or the “Company” or “we”) include the financial statements of all of the Company’s subsidiaries, all of whose common stock is wholly owned by the Company.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. The fiscal years ended February 2, 2008 and January 28, 2006 each included 52 weeks. The fiscal year ended February 3, 2007 included 53 weeks. A majority of our income and expense items were affected directly by the 53rd week in 2006. These would include sales, gross profit, inventory shrinkage, membership fee revenues, gasoline income, payroll, payroll benefits, utilities, and all other variable club operating expenses. Expenses that were not affected by the 53rd week included rent, common area maintenance, depreciation and real estate taxes.

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

Cash Equivalents and Marketable Securities

We consider highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents. Investments with maturities exceeding three months are classified as marketable securities. We had no marketable securities at February 2, 2008 and February 3, 2007.

Our marketable securities, which consist of high-grade debt securities issued by state governmental agencies or their political subdivisions, are classified as available for sale and are recorded at cost, which approximates fair value. Cash flow activity represents hedging activity in 2007 and 2006, and auction rate securities activity in 2005. We did not invest in auction rate securities in 2007 and 2006. We believe none of these instruments have been impaired during the recent sub-prime mortgage market crisis.

Accounts Receivable

Accounts receivable consist primarily of credit card receivables and vendor rebates and allowances and are stated net of allowances for doubtful accounts of $1,502,000 at February 2, 2008 and $1,691,000 at February 3, 2007. The determination of the allowance for doubtful accounts is based on BJ’s historical experience applied to an aging of accounts and a review of individual accounts with a known potential for write-off.

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

Property and Equipment

Property and equipment are stated at cost. Property is depreciated by use of the straight-line method for financial reporting purposes. Buildings are depreciated over 33 1/3 years. Leasehold costs and improvements are amortized over the required lease term (which includes renewal periods that are reasonably assured) or their estimated useful life, whichever is shorter. Leasehold costs and improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term are amortized over the term that includes the required lease term and renewal periods that are reasonably assured, or their estimated useful life, whichever is shorter. Furniture, fixtures and equipment are depreciated over three to ten years. Interest related to the development of buildings is capitalized to the extent that debt is incurred during the construction period.

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

We recorded pretax asset impairment charges of $357,000 in 2007, $8,747,000 in 2006, and $13,000 in 2005 to write down leasehold improvements and certain fixtures and equipment to fair value at underperforming clubs that were projected to have cash flow losses. The fair value of the assets was based primarily on past experience in disposing of similar assets. Asset impairment charges are included in selling, general and administrative expenses.

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

The Company’s Rewards members qualify for a 2% reward (which can be redeemed at BJ’s clubs), up to a maximum of $500 per year, on all qualified purchases made at BJ’s. The Company accounts for this 2% reward as a reduction in sales, with the related liability being classified within other current liabilities. The reduction in sales for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006, and the related liability as of those dates were as follows:

	2007	2006	2005
	(Dollars in Thousands)
Rewards earned	$17,100	$15,822	$12,243
Liability for unredeemed awards	$5,898	$4,268	$4,136

Gift cards are available for purchase at all of our clubs. We do not charge administrative fees on unused gift cards and gift cards do not have an expiration date. Revenue from gift card sales is recognized upon redemption of the gift card.

In determining comparable club sales, we include all clubs that were open for at least 13 months at the beginning of the period and were in operation during all of both periods being compared. However, if a club is in the process of closing, it is excluded from comparable clubs. We include relocated clubs and expansions in comparable clubs.

The year ended February 2, 2008 was a 52-week year. Sales for the 52 weeks ended February 2, 2008 were compared with sales for the 52 weeks ended February 3, 2007 to determine comparable club sales information for the fiscal 2007 year. The year ended February 3, 2007 was a 53-week year. Sales for the 53 weeks ended February 3, 2007 were compared with sales for the 53 weeks ended February 4, 2006 to determine comparable club sales information for the fiscal 2006 year.

Presentation of Sales Tax Collected from Customers and Remitted to Governmental Authorities

In the ordinary course of business, we collect sales tax on items purchased by our members that are taxable in the jurisdictions when the purchases take place. These taxes are then remitted to the appropriate taxing authority. We exclude these taxes collected from revenues in our financial statements.

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

We also receive cash consideration from vendors for demonstrating their products in the clubs and for advertising their products, particularly in the BJ’s Journal, a publication sent to BJ’s members periodically throughout the year. In both cases, such cash consideration is recognized as a reduction of selling, general and administrative (“SG&A”) expenses to the extent it represents a reimbursement of specific, incremental and identifiable SG&A costs incurred by BJ’s to sell the vendors’ products. If the cash consideration exceeds the costs being reimbursed, the excess is characterized as a reduction of cost of sales. Cash consideration for product demonstrations is recognized in the period during which the demonstrations are performed. Cash consideration for advertising vendors’ products is recognized in the period in which the advertising takes place.

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

Rent Expenses

Rent expense for operating leases is recognized on a straight-line basis over the term of the leases. We begin recognizing rent expense in the preopening period when we take possession of the club. Our owned buildings, including those located on leased land, are depreciated on a straight-line basis over 33 1 /3 years. We calculate rent for ground leases over periods that equal or exceed the time periods for depreciation of the buildings, which would include reasonably assured lease renewal periods.

Preopening Costs

Preopening costs consist of direct incremental costs of opening or relocating a facility and are charged to operations as incurred.

Advertising Costs

Advertising costs generally consist of promoting new memberships and new store openings and also typically include television and radio advertising (some of which is vendor-funded). BJ’s expenses advertising costs as incurred. Advertising expenses were less than 0.40% of total sales in each of the last three years.

Legal Costs

Legal costs expected to be incurred in connection with a loss contingency are recognized at the same time that the loss contingency meets the criteria to be recorded.

Stock-Based Compensation

As of February 2, 2008, we had one stock-based employee compensation plan, which is described more fully in Note I. We adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (SFAS 123(R)) as of January 29, 2006, the beginning of the first quarter of 2006. We used the modified prospective application (“MPA”) transition method in implementing the new standard. Under the MPA method we are recognizing share-based compensation cost for all awards granted on or after the adoption date and for any portion of awards granted before the adoption date that had not vested by the date we adopted SFAS 123(R). Measurement and attribution of compensation cost for those existing awards are based on the original grant-date fair value and the same attribution methods we used for pro forma disclosure under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) in prior years. As of the adoption date, we discontinued our past practice of recognizing forfeitures only as they occur, and during the remaining vesting period, we are estimating forfeitures for those earlier awards and are truing up our estimates so that compensation cost is recognized only for awards that vest. We evaluate the need to change our forfeiture estimates at the end of each quarter and true up our estimates at the end of each fiscal year. Because we are using the MPA method, we did not restate prior year financial statements.

Beginning in the fourth quarter of the prior year, we elected the “Short Cut” method of FSP FAS 123(R)-3 to calculate our historical pool of windfall tax benefits. Prior to electing this method, we assumed the use of the “Long-form” method as described in FAS 123(R). This policy election did not impact income from continuing operations or net income, and did not require an adjustment to cumulative retained earnings.

Prior to 2006, the excess tax benefit from the exercise of stock options was presented in the operating activities section of our statements of cash flows. Effective with the adoption date of SFAS 123(R), such excess tax benefits are being classified in the financing activities section of the cash flow statement. If applicable, gross tax shortfalls are being classified in the operating activities section of the cash flow statement.

Prior to 2006, we accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost for stock options was reflected in net income, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. We did include stock-based employee compensation cost for restricted stock in net income. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the year ended January 28, 2006:

2005
(In thousands except for share amounts)
Net income, as reported	$128,533
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	800
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,515)

Pro forma net income	$119,818

Earnings per share:
Basic—as reported	$1.89

Basic—pro forma	$1.76

Diluted—as reported	$1.87

Diluted—pro forma	$1.74

Most of BJ’s stock option awards specify that eligible participants whose employment terminates on or after their normal retirement date (as defined) may exercise options within the period of one year following their termination. Shares continue to become exercisable during this period in accordance with the stock option agreement. Notwithstanding the foregoing, options are not exercisable after the final exercise date. For pro forma reporting purposes under SFAS No. 123, we recognized compensation cost for this type of arrangement over the nominal vesting period (the “nominal vesting period approach”). Issue 19 of Emerging Issues Task Force Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB 25 and FIN 44,” (EITF 00-23) and paragraph 27 of SFAS 123 specify that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”).

We will continue to follow the nominal vesting period approach for the remaining portion of unvested outstanding awards granted prior to adopting SFAS 123(R). Upon adopting SFAS 123(R), we are applying the non-substantive vesting period approach described in paragraphs A57-58 of SFAS 123(R) to new grants that have retirement eligibility provisions. Applying the non-substantive vesting period approach instead of the nominal vesting period approach would have decreased post-tax stock option expense by $0.7 million in both 2007 and 2006, and increased post-tax stock option expense by approximately $1.1 million in 2005.

Our pro forma disclosures did not include capitalized stock-based compensation costs because such amounts were not material.

Disclosures about Fair Value of Financial Instruments

The carrying amount of long-term debt, including current installments, was $2,244,000 and $2,736,000 as of February 2, 2008 and February 3, 2007, respectively. The fair value of this debt was $2,317,000 and $2,788,000 as of February 2, 2008 and February 3, 2007, respectively. Fair value was based on our estimate of current rates on debt with similar remaining maturities for companies with credit ratings similar to BJ’s.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued the following standards which become effective in 2008 and future periods:

•

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FASB 157”), as amended in February 2008 by FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. FASB 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of FASB 157 become effective at the beginning of fiscal 2008 for financial assets and liabilities and at the beginning of fiscal 2009 for non-financial assets and liabilities. We do not expect the adoption of this statement to have a material impact on our financial statements

•

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FASB 159”). FASB 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. FASB 159 becomes effective at the beginning of fiscal 2008. We do not expect the adoption of this statement to have a material impact on our financial statements.

•

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“FASB 141(R)”). The provisions, which change the way companies account for business combinations, are effective at the beginning of fiscal 2009. FASB 141(R) requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors to understand the nature and financial effect of the business combination. We do not expect the adoption of this statement to have a material impact on our financial statements.

•

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“FASB 160”). FASB 160 requires that noncontrolling interests in subsidiaries be reported in the equity section of the company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. FASB 160 will be effective at the beginning of fiscal 2009. We do not expect the adoption of this statement to have a material impact on our financial statements.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. We reclassified certain payroll expenses from cost of sales, including buying and occupancy costs, to selling, general and administrative (“SG&A”) expenses for all periods presented.

B.	Spin-off of the Company from Waban Inc.

The Company, which previously had been a wholly owned subsidiary of Waban Inc. (“Waban”), became a separate and independent public entity on July 28, 1997, when Waban distributed to its stockholders on a pro rata basis all of the Company’s outstanding common stock (the “spin-off”).

C.	Discontinued Operations

The following tables summarize the activity for the years ended February 3, 2007 and February 2, 2008 associated with our discontinued operations, which consist of the closing of both our ProFoods clubs in January 2007 and three BJ’s clubs in 2002 (dollars in thousands):

	Discontinued Operations
	Liabilities January 28, 2006	Increases To Reserves	Reductions	Liabilities February 3, 2007
ProFoods clubs	$—	$11,665	$(2,915)	$8,750
BJ’s clubs	8,954	478	(1,138)	8,294

Total	$8,954	$12,143	$(4,053)	$17,044

Current portion	$795			$3,077
Long-term portion	8,159			13,967

Total	$8,954			$17,044

	Discontinued Operations
	Liabilities February 3, 2007	Increases To Reserves	Reductions	Liabilities February 2, 2008	Cumulative Charges To Date, Net
ProFoods clubs	$8,750	$318	$(5,629)	$3,439	$22,020
BJ’s clubs	8,294	1,082	(1,248)	8,128	25,546

Total	$17,044	$1,400	$(6,877)	$11,567	$47,566

Current portion	$3,077			$1,560
Long-term portion	13,967			10,007

Total	$17,044			$11,567

ProFoods

In fiscal 2005, we began testing a concept that was new to BJ’s by opening two new clubs in the Metro New York market exclusively for food service businesses under the name “ProFoods Restaurant Supply”. We considered ProFoods as a new venture that would take time to develop. The ProFoods clubs did not perform fully to our expectations. On January 4, 2007, we announced plans to close both of these clubs.

Both ProFoods clubs were closed by the end of the fourth quarter ended February 3, 2007. The operating results of these clubs are included in discontinued operations for all periods presented. ProFoods incurred pre-tax losses of $9,223,000 and $10,786,000 ($5,460,000 and $6,564,000 post-tax) in 2006 and 2005, respectively. Revenues for ProFoods were $43,811,000 and $35,831,000 in 2006 and 2005, respectively. The pretax loss of $25,673,000 ($15,198,000 post-tax) which we incurred to close these clubs in the fourth quarter of 2006 consisted mainly of fixed asset write-downs of $14.0 million, lease obligation costs of $8.8 million and $1.0 million for employee termination benefits.

During the second quarter of 2007, we settled the lease for one of the two closed ProFoods locations, and subleased the other ProFoods location for a portion of its remaining lease term. As a result of the ProFoods lease settlement we recorded pre-tax income of $3,971,000 and reduced our reserve by the same amount. On a post-tax basis, we recognized income of $2,351,000 in discontinued operations. Increases to the reserves in the table consisted of interest accretion charges. The remainder of the reserve reductions of $1,658,000 consisted of lease obligation payments. ProFoods clubs’ reserves as of February 2, 2008 were related to lease obligation costs.

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

Closed BJ’s Clubs

On November 9, 2002, we closed both of our clubs in the Columbus, Ohio, market and an older non-prototypical club in North Dade, Florida. The operating results of these clubs are presented in discontinued operations in the statements of income for all periods presented. In 2002, we recorded pretax club closing costs of $21.4 million ($12.8 million post-tax) and pretax operating losses of $3.4 million ($2.1 million post-tax). There were no revenues after 2002 and there are no assets remaining as of February 2, 2008.

In 2004, we made a lump sum payment to settle the lease for one of the clubs that closed in 2002. Based on the settlement and an evaluation of the status of the two remaining clubs, we recorded a pretax charge of $2.9 million to increase our reserve for closed clubs in 2004. Including pretax accretion charges of $0.8 million, the pretax loss from discontinued operations for these clubs totaled $3.6 million in 2004.

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

In 2007 and 2006, we incurred interest accretion charges of $436,000 and $478,000, respectively. We made lease obligation payments of $1,248,000 in 2007 and $1,138,000 in 2006. The reserve for the closed BJ’s clubs was related to lease obligations for the remaining closed club. Based on our evaluation of the status of the remaining closed club, we recorded a pretax charge of $646,000 in 2007 to increase our reserve for this club.

D.	Restructuring Activities

The following tables summarize the activity for the years ended February 3, 2007 and February 2, 2008 associated with our 2006 restructuring activities, which consisted of the relocation of our Franklin, MA, cross-dock facility to a new facility in Uxbridge, MA, in July 2006, and the closing of all of BJ’s 46 in-club pharmacies, 14 of which closed in the fourth quarter ended February 3, 2007. The remainder closed in the first quarter ended May 5, 2007 (dollars in thousands):

	Restructuring Activities
	Liabilities January 28, 2006	Increases To Reserves	Reductions	Liabilities February 3, 2007
Franklin relocation	$—	$2,354	$(415)	$1,939
Pharmacy closings	—	3,038	(2,988)	50

Total	$—	$5,392	$(3,403)	$1,989

Current portion	—			1,162
Long-term portion	—			827

Total	$—			$1,989

	Restructuring Activities
	Liabilities February 3, 2007	Increases To Reserves	Reductions	Liabilities February 2, 2008	Cumulative Charges To Date
Franklin relocation	$1,939	$—	$(1,147)	$792	$1,610
Pharmacy closings	50	1,316	(1,366)	—	6,196

Total	$1,989	$1,316	$(2,513)	$792	$7,806

Current portion	1,162			166
Long-term portion	827			626

Total	$1,989			$792

Franklin Relocation

In connection with relocating our Franklin cross-dock facility, we recorded charges in 2006 of $2,354,000 ($1.4 million post-tax) to establish a reserve for our remaining lease obligations for this property. These charges were based on our rent liabilities under the lease, reduced by estimated potential sublease income for the property. The charges were recorded in SG&A expenses.

In the second quarter of 2007, we subleased the Franklin facility for a portion of its remaining lease term at a rate favorable to our initial estimate of sublease income. In connection with this sublease, we recorded pretax income of $744,000 as a reduction of SG&A expenses and reduced our reserve by the same amount. The remainder of the Franklin relocation reductions of $403,000 pertains to lease payments. The liability for this facility is included in current and noncurrent closed store lease obligations in the balance sheet.

Pharmacy Closings

On January 4, 2007, we announced our plans to close all 46 of our in-club pharmacies because of their disappointing sales and profitability results, lower than expected growth in new prescriptions and because of an increasingly competitive landscape. Fourteen of our pharmacies were closed by the end of the fiscal year ended February 3, 2007. The last of the remaining pharmacies closed on February 21, 2007. The operating results of the pharmacies are included in continuing operations. The pretax loss of $7,193,000 ($4,258,000 post-tax) which we incurred in the fourth quarter of 2006 to close the pharmacies, consisted mainly of fixed asset write-downs of $4.2 million and employee termination benefits of $2.7 million, offset partially by income from the sale of prescription files and inventory to other pharmacy operators of $0.9 million.

In 2007, we recorded $992,000 ($587,000 post-tax) of pharmacy-related pretax income, primarily composed of $2.3 million of proceeds received from the sale of prescription files and inventory, offset by payments of $1.4 million, which were related to the removal of fixtures. Income and expense items related to the pharmacy closings are recorded in SG&A expenses. No liability remains in the pharmacy closing reserve as of February 2, 2008. We do not expect to record any further adjustments in connection with the pharmacy closings.

E.	Debt

As of February 2, 2008, long-term debt, less the portion due within one year, consisted entirely of real estate debt, bearing interest at 7%, maturing through November 1, 2011. The aggregate maturities of long-term debt outstanding at February 2, 2008 were as follows:

Fiscal Years Ending	Dollars in Thousands
January 30, 2010	$567
January 29, 2011	608
January 28, 2012	540

Total	$1,715

Real estate debt was collateralized by land and buildings with a net book value of $10,516,000.

We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at February 2, 2008. We are required to pay an annual facility fee which is currently 0.175% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.575% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement.

In addition to the credit agreement, we maintain a separate $82 million facility for letters of credit, primarily to support the purchase of inventories, of which $33.8 million was outstanding at February 2, 2008, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on April 30, 2008. We anticipate that this line will be renewed before it expires. As of February 2, 2008, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at February 2, 2008 and February 3, 2007.

F.	Commitments and Contingencies

We are obligated under long-term leases for the rental of real estate. In addition, we are generally required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales in excess of certain amounts, or other factors. Many of our leases require escalating payments during the lease term. Rent expense for such leases is recognized on a straight-line basis over the lease term. The initial primary term of our real estate leases (excluding ground leases) ranges from 4 to 25 years. Most of these leases have an initial term of 20 years. The initial primary term of our ground leases ranges from 15 to 44 years, and averages approximately 25 years. As of February 2, 2008, we have options to renew all but one of our leases for periods that range from 5 to 50 years, and average approximately 21 years. Future minimum lease payments as of February 2, 2008 were:

Fiscal Years Ending	Dollars in Thousands
January 31, 2009	$144,753
January 30, 2010	151,516
January 29, 2011	156,836
January 28, 2012	152,551
February 2, 2013	144,789
Later years	1,603,696

Total	$2,354,141

The payments above do not include future payments due under the leases for one remaining ProFoods club, which closed in 2006, and one cross-dock facility, which also closed in 2006, and one BJ’s club which closed in November 2002. Rent liabilities for the closed locations are included in current and noncurrent closed store lease obligations in the balance sheets (see Notes C and D for additional information).

Rental expense under operating leases (including contingent rentals, which were not material) amounted to $142,213,000, $131,725,000, and $120,197,000 in 2007, 2006 and 2005, respectively.

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

In March 2006, we received bankruptcy recoveries of $3.1 million on account of our House2Home bankruptcy claims. These recoveries are recorded in gain on contingent lease obligations in the statements of income. On a post-tax basis, these gains were $2.1 million. The Bankruptcy Court has closed our case and we do not expect to receive further payments on our claims. In 2005, we received pretax recoveries on account of our House2Home bankruptcy claims of $4.4 million ($3.0 million post-tax). These recoveries are recorded in gain on contingent lease obligations in the statements of income.

As permitted by Delaware law, BJ’s has entered into agreements whereby it indemnifies its directors and officers for certain events or occurrences while the director or officer is or was serving, at the Company’s request, in such capacity. The maximum potential amount of future payments that BJ’s could be required to make under these agreements is not limited. However, BJ’s carries directors’ and officers’ insurance that covers its exposure up to certain limits. As a result of our insurance coverage, we believe that the estimated fair value of our indemnification agreements with directors and officers is minimal. No liabilities have been recorded for these agreements as of February 2, 2008.

In 2002, we began to offer an extended warranty on tires sold at our clubs, under which BJ’s customers receive tire repair services or tire replacement in certain circumstances. We have insured this liability through a third party and, therefore, retain no liability in connection with the tire warranty program other than for the premiums paid to the third-party carrier. As we are the primary obligor in these arrangements, associated revenue is deferred and amortized over the warranty period. In 2005, we also began to offer extended warranties on certain types of products such as electronics. These warranties are provided by a third party at fixed prices to BJs. We retain no liability to satisfy warranty claims under these arrangements. We are not the primary obligor under these warranties, and as such record revenue on these arrangements at the time of sale. Revenue from all warranty sales is included in Membership Fees and Other on the income statement.

G.	Provision for Credit Card Claims

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

To date, we have recorded total pretax charges of $13.0 million ($7.8 million post-tax) to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. No charges were recorded in connection with this matter in 2007. We recorded charges of $2.0 million ($1.2 million post-tax) in 2006 and $4.0 million ($2.4 million post-tax) in 2005 to increase our reserve. As of February, 2, 2008, the balance in the reserve was $4.9 million, which represented our best estimate of the remaining cost and expenses related to this matter at that time. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of March 14, 2008, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on our consolidated financial position or liquidity.

H.	Capital Stock

BJ’s had a shareholder rights plan which was originally adopted in 1997 and amended in 1999 and 2003. The rights plan expired in July 2007 in accordance with its terms and the preferred share purchase rights are no longer outstanding.

During 2007, the Board of Directors authorized the repurchase of an additional $350 million of the Company’s common stock in addition to the $600 million previously authorized. We repurchased 7,154,898 shares of our common stock for $228,781,000 in 2007, 4,166,048 shares for $118,446,000 in 2006 and 2,535,600 shares for $73,234,000 in 2005. As of February 2, 2008, the Company’s remaining repurchase authorization was $174,677,000.

In December 1997, one of BJ’s subsidiaries issued 126 shares of non-voting preferred stock to individual stockholders, at $2,200 per share. These shares are entitled to receive ongoing annual dividends of $200 per share. The minority interest in this subsidiary is equal to the preferred shares’ preference in an involuntary liquidation of $277,200 and is included in other noncurrent liabilities in our consolidated balance sheets at February 2, 2008 and February 3, 2007.

I.	Stock Incentive Plans

On May 24, 2007, at the 2007 Annual Meeting of Stockholders of the Company, BJ’s stockholders approved the adoption of our 2007 Stock Incentive Plan (the “2007 Plan”). As of May 24, 2007, the 2007 Plan replaced BJ’s 1997 Stock Incentive Plan (the “1997 Plan”) and no further grants would be made under the 1997 Plan.

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

If an award expires, terminates, is cancelled or otherwise results in shares not being issued, the unused shares covered by such award will generally become available for future grant under the 2007 Plan.

Under the 2007 Plan, stock options must be granted at an exercise price equal to or greater than the closing price of BJ’s common stock on the date of grant. Options may not be granted for a term in excess of ten years.

The 2007 Plan provides for the automatic grant of options to members of the Board of Directors who are not BJ’s employees. On the commencement of service on the Board, each non-employee director will receive a non-statutory stock option to purchase 10,000 shares. In addition, on the date of each Annual Meeting of Stockholders, each non-employee director who is serving as a director immediately before and after such meeting will receive a non-statutory option grant to purchase 5,000 shares. Director options vest on a cumulative basis in three equal annual installments beginning on the first day of the month which includes the first anniversary of the grant. The Board may issue other stock-based awards in lieu of some or all of the options otherwise issuable.

The 2007 Plan generally requires that all stock options have a minimum one-year vesting period. In general, restricted stock awards that vest solely on the passage of time may not vest sooner than ratably over three years and such awards that do not vest solely on the passage of time may not vest prior to the first anniversary of the grant.

Under its 1997 Stock Incentive Plan, BJ’s granted certain key employees and directors options to purchase common stock at prices equal to 100% of market price on the grant date. These options, which generally expire ten years from the grant date, are generally exercisable 25% per year starting one year after the grant date. Options granted to non-employee directors expire ten years from the grant date, but are exercisable in three equal annual installments beginning on the first day of the month which includes the first anniversary of the date of grant.

As of February 2, 2008 and February 3, 2007, respectively, 3,002,000 and 1,677,087 shares were reserved for all future stock awards under BJ’s stock incentive plans.

Total share-based compensation recognized in the financial statements was $19.0 million ($11.3 million post-tax) in the fiscal year ended February 2, 2008, $18.5 million ($10.9 million post-tax) in the fiscal year ended February 3, 2007 and $1.3 million ($0.8 million post-tax) in the fiscal year ended January 28, 2006.

As of February 2, 2008, there was $31.5 million of total share-based compensation cost related to nonvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.17 years.

The fair value of BJ’s stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions (no dividends were expected):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Risk-free interest rate	4.55%	4.75%	3.73%
Expected volatility factor	36.5%	37.0%	37.5%
Expected option life (yrs.)	5.5	5.5	5.0
Weighted-average grant-date fair value	$13.48	$12.64	$11.67

Expected volatility for the years ended February 2, 2008 and February 3, 2007 was based on a combination of implied volatility from traded options on our stock and historical volatility of our stock. 75% of our overall volatility assumption was based on a review of BJ’s daily stock price volatility over the last five years. 25% was based on the implied volatility of near at-the-money exchange-traded options. Expected volatility for the year ended January 28, 2006 was based on historical volatility of our stock and, to a lesser extent, a review of peer companies. We use historical data to estimate option exercise and employee termination behavior within the valuation model. The expected option life represents an estimate of the period of time options are expected to remain outstanding based upon historical option exercise trends. The risk-free rate is for periods within the expected life of the option and is based on the U.S. Treasury yield curve in effect at the time of the grant.

Presented below is a summary of the status of stock option activity and weighted-average exercise prices for the last three fiscal years (number of options in thousands):

	Fiscal Year Ended
	February 2, 2008		February 3, 2007		January 28, 2006
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of year	5,394	$26.71	6,728	$25.52	6,701	$24.37
Granted	426	32.24	823	29.70	1,442	29.92
Exercised	(1,933)	25.55	(1,304)	21.51	(824)	19.56
Forfeited	(421)	30.60	(853)	28.16	(591)	31.57

Outstanding, end of year	3,466	27.55	5,394	26.71	6,728	25.52

Exercisable, end of year	2,346	26.19	3,434	26.45	3,116	25.09

Presented below is a summary of stock option exercises (dollars in millions):

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Intrinsic value of stock options exercised	$19.4	$12.6	$10.3
Related income tax benefit	4.1	4.6	4.1
Cash received from option exercises	49.4	28.1	16.1

Presented below is information regarding stock options outstanding that are expected to vest and stock options outstanding that are exercisable at February 2, 2008. Options outstanding expected to vest represent 1.1 million nonvested options, less anticipated forfeitures (amounts of options and aggregate intrinsic value are in thousands):

	Options	Aggregate Intrinsic Value	Weighted- Average Remaining Contract Life	Weighted- Average Exercise Price
Nonvested options outstanding expected to vest	1,075	$3,249	8.1 years	$30.41
Options exercisable (vested)	2,346	18,696	4.6 years	26.19

Total	3,421	$21,945	5.8 years	27.52

Presented below is a summary of our nonvested restricted shares and weighted-average grant-date fair values for the periods ended February 2, 2008, February 3, 2007, and January 28, 2006, (restricted shares in thousands):

	Fiscal Year Ended
	February 2, 2008		February 3, 2007		January 28, 2006
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	384	$28.10	149	$23.37	144	$22.84
Granted	879	34.82	312	30.36	23	29.28
Vested	(118)	23.08	(15)	26.80	(8)	27.98
Forfeited	(56)	33.19	(62)	28.39	(10)	25.50

Nonvested at end of period	1,089	$33.81	384	$28.10	149	$23.37

The total fair value of restricted shares vested was $2.7 million in the year ended February 2, 2008, $0.4 million in the year ended February 3, 2007, and $0.2 million in the year ended January 28, 2006.

Restricted stock awards are issued at no cost to the recipients and have service restrictions that generally lapse over three to four years from date of grant. Grant-date fair value of the award is charged to income ratably over the period during which the restrictions lapse. Approximately 143,000 of the restricted shares issued in 2007 also have a performance condition vesting feature. When achievement of the performance condition is deemed probable we recognize compensation cost on a straight line basis over the awards’ expected vesting periods.

The Company had one modification of stock awards in 2007 which related to the accelerated vesting of the unvested awards for a former director. The total incremental pretax expense as a result of the modification was not material to the Company’s operations in 2007.

The Company had one modification of stock awards in 2006. Under the terms of a Severance Agreement and General Release dated November 22, 2006 (the “Severance Agreement”) entered into by Michael T. Wedge and the Company. Mr. Wedge resigned from his employment with the Company, including his positions as the Company’s President and Chief Executive Officer, and as a member of the Company’s Board of Directors, effective November 22, 2006.

The Severance Agreement provided for accelerated vesting of any unvested outstanding option grants, except to the extent that the terms of such options already expressly provided for continued vesting of any portion of the grant following Mr. Wedge’s termination of employment. Because Mr. Wedge was deemed to have retired from the Company under the terms of his outstanding stock options, all of his options remained outstanding for one year. In connection with the Severance Agreement, the Company incurred incremental pretax expense of $1,126,000 and accelerated expense of $591,000 in the fourth quarter of 2006.

J.	Earnings Per Share

The following details the calculation of earnings per share for the last three fiscal years:

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(Dollars in Thousands except Per Share Amounts)
Income from continuing operations	$121,405	$92,957	$135,406
Less: Preferred stock dividends	25	25	25

Income available to common stockholders	$121,380	$92,932	$135,381

Weighted-average number of common shares outstanding, used for basic computation	63,669,088	65,530,278	68,005,849
Plus: Incremental shares from conversion of stock options and vesting of restricted stock	888,305	857,477	749,622

Weighted-average number of common and dilutive potential common shares outstanding	64,557,393	66,387,755	68,755,471

Basic earnings per share	$1.91	$1.42	$1.99

Diluted earnings per share	$1.88	$1.40	$1.97

Options to purchase 346,925 shares at a weighted-average exercise price of $38.46, 2,058,970 shares at a weighted-average exercise price of $31.93, and 1,789,700 shares at a weighted-average exercise price of $32.39 were outstanding at February 2, 2008, February 3, 2007, and January 28, 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the years then ended.

K.	Income Taxes

The provision for income taxes includes the following:

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(Dollars in Thousands)
Federal:
Current	$67,835	$58,353	$73,652
Deferred	(2,404)	(21,570)	(7,594)
State:
Current	8,391	12,427	14,415
Deferred	4,810	(6,460)	1,602

Total income tax provision	$78,632	$42,750	$82,075

Components of income tax provision:
Continuing operations	$77,628	$57,183	$86,503
Discontinued operations	1,004	(14,433)	(4,428)

	$78,632	$42,750	$82,075

During the year ended February 2, 2008, we recorded a reduction in our income tax provision totaling $3.6 million, as a result of favorable state income tax audit settlements. This reduction was recorded in the second quarter. Of this total, $2.8 million reflected a reduction in income tax reserves, and $0.8 million reflected a reduction in interest reserves.

The following is a reconciliation of the statutory federal income tax rates and the effective income tax rates:

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Statutory federal income tax rates	35%	35%	35%
State income taxes, net of federal tax benefit	4	4	5
Other	—	(1)	(1)

Effective income tax rates	39%	38%	39%

Significant components of the Company’s deferred tax assets and liabilities as of February 2, 2008 and February 3, 2007 were as follows:

	February 2, 2008	February 3, 2007
	(Dollars in Thousands)
Deferred tax assets:
Closed store lease obligations	$4,649	$7,321
Self-insurance reserves	17,407	15,910
Rental step liabilities	8,908	8,209
Compensation and benefits	21,431	19,009
Other	32,766	32,196

Total deferred tax assets	85,161	82,645

Deferred tax liabilities:
Accelerated depreciation—property	45,047	45,455
Property taxes	5,029	4,601
Other	4,424	3,888

Total deferred tax liabilities	54,500	53,944

Net deferred tax assets	$30,661	$28,701

We have not established a valuation allowance because our deferred tax assets can be utilized by offsetting deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on our historical earnings record and projected future earnings.

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) as of February 4, 2007, the beginning of this year’s first quarter. In connection with the implementation of FIN 48, we recorded a reduction of $6.2 million to the opening balance of retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Dollars in Thousands)
Balance as of February 4, 2007	$37,409
Additions for tax positions taken during prior years	635
Reductions for tax positions taken during prior years	(2,189)
Additions for tax positions taken during the current year	833
Settlements	(15,080)
Lapse in statutes of limitations	(954)

Balance as of February 2, 2008	$20,654

The total amount of unrecognized tax benefits, reflective of federal tax benefits, that, if recognized would decrease the effective tax rate at February 4, 2007 was $24.4 million and at February 2, 2008 was $13.6 million.

Unrecognized tax benefits are classified in other noncurrent liabilities, except for $12.9 million which are classified as current liabilities, since they are expected to be paid within twelve months. Amounts that we record in current liabilities are determined by the status of audits undertaken by taxing authorities.

As of February 2, 2008, management has determined it is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next 12 months by as much as $16.0 million, ($10.4 million, net of federal tax benefit), due to the resolution of state tax audits. We have tax years from 2005 that remain open and are subject to examination by the IRS. We also have tax years from 1996 that remain open and are subject to examination by various state taxing authorities.

We classify interest expense and any penalties related to income tax uncertainties as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. For the year ended February 2, 2008, $1.3 million ($0.8 million, net of federal and state tax benefit) in interest expense was recognized. As of February 4, 2007, we had $11.1 million of accrued interest ($6.5 million, net of federal and state tax benefit) related to income tax uncertainties. Accrued interest decreased by $1.6 million ($0.8 million, net of federal and state benefit) for the year ended February 2, 2008 to $9.5 million ($5.7 million, net of federal and state benefit). This decrease was primarily attributable to state income tax audit settlements, partially offset by the accrual of interest on outstanding income tax reserve balances during the period.

L.	Retirement Plans

Under BJ’s 401(k) Savings plans, participating employees may make pretax contributions up to 50% of covered compensation subject to Federal limits. BJ’s matches employee contributions at 100% of the first one percent of covered compensation and 50% of the next four percent. The Company’s expense under these plans was $5,813,000, $5,589,000, and $4,903,000 in 2007, 2006, and 2005, respectively.

We have a non-contributory defined contribution retirement plan for certain key employees. Under this plan, BJ’s funds annual retirement contributions for the designated participants on an after-tax basis. For the last three years, the Company’s contributions equaled 5% of the participants’ base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four years of service. Our pretax expense under this plan was $1,416,000, $1,060,000, and $1,565,000 in 2007, 2006 and 2005, respectively.

M.	Postretirement Medical Benefits

We have a defined benefit postretirement medical plan which covers employees and their spouses who retire after age 55 with at least 10 years of service, who are not eligible for Medicare, and who participated in a Company-sponsored medical plan. Amounts contributed by retired employees under this plan are based on years of service prior to retirement. The plan is not funded. The discount rates presented in the tables below were selected by referencing yields on high quality corporate bonds, using the Citigroup Pension Yield Curve.

We adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”) as of February 3, 2007. SFAS 158 requires us to recognize the funded status of the postretirement medical plan on our balance sheet. Funded status represents the difference between the projected benefit liability obligation of the plan and the market value of the plan’s assets. Previously unrecognized deferred amounts such as actuarial gains and losses and the impact of historical plan changes are included in accumulated other comprehensive income (loss) under SFAS 158. Changes in these amounts in future years are adjusted as they occur through accumulated other comprehensive income (loss).

Obligation and Funded Status

The change in benefit obligation and funded status of the plan at February 2, 2008 and February 3, 2007, were as follows:

	Fiscal Year Ended
	February 2, 2008	February 3, 2007
	(Dollars in Thousands)
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$6,281	$5,352
Company service cost	610	610
Interest cost	328	292
Plan participants’ contributions	55	39
Net actuarial (gain)/loss	(289)	89
Benefit payments directly by Company	(69)	(101)

Projected benefit obligation at end of year	6,916	6,281

Change in Plan Assets
Fair value of plan assets at beginning of year	—	—
Company contributions	14	62
Plan participants’ contributions	55	39
Benefit payments directly by Company	(69)	(101)
Fair value of plan assets at end of year	$—	$—

Funded status at end of year	$(6,916)	$(6,281)

The funded status of the plan as of February 2, 2008 and February 3, 2007 has been recognized as a net liability in other long term liabilities on the balance sheet. The measurement date for both years presented was the previous fiscal year end date.

Components of Net Periodic Benefit Cost and Amounts Recognized in Other Comprehensive Income

Net periodic postretirement benefit cost for the last three fiscal years consisted of the following:

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(Dollars in Thousands)
Company service cost	$610	$610	$542
Interest cost	328	292	250

	938	902	792
Amortization of unrecognized loss	19	68	85

Net periodic postretirement benefit cost	$957	$970	$877

Discount rate used to determine cost	5.72%	5.50%	5.50%
Health care cost trend rates	10.0%	10.0%	9.0%

Amounts recognized in accumulated other comprehensive income, gross of tax, consisted of the following:

	Fiscal Year Ended
	February 2, 2008	February 3, 2007
	(Dollars in Thousands)
AOCI at beginning of year	$1,221	$—
Amortization of net actuarial losses	(19)	—
Net actuarial gain for the year	(289)	—
Impact of SFAS 158 adoption	—	1,221

AOCI in current year	$913	$1,221

The adjustment of $1,221,000 recorded to AOCI in 2006 represented the net actuarial loss of the postretirement benefit plan at February 3, 2007. The estimated net loss for the postretirement benefit plan that is expected to be amortized from accumulated other comprehensive income into net postretirement health care costs during 2008 is $23,000.

Assumptions

The following weighted-average assumptions were used to determine our postretirement benefit obligations at year end:

	February 2, 2008	February 3, 2007
	(Dollars in Thousands)
Discount Rate	5.92%	5.72%
Health care cost trend rate assumed for next year	9.00%	10.00%
Ultimate trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects as of February 2, 2008:

Effect of 1% Increase in Medical Trend Rates (in Thousands)
Postretirement benefit obligation increases by	$636
Total of service and interest cost increases by	$101

Effect of 1% Decrease in Medical Trend Rates (in Thousands)
Postretirement benefit obligation decreases by	$574
Total of service and interest cost decreases by	$91

Cash Flows

The estimated future benefit payments for our postretirement health care plan at February 2, 2008 were:

(Dollars in Thousands)
Expected benefit payments for the year ending
January 31, 2009	26
January 30, 2010	28
January 29, 2011	30
January 28, 2012	32
February 2, 2013	34
February 2014 to January 2018 (combined)	196

N.	Interest

The following details the components of interest income, net for the last three fiscal years:

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(Dollars in Thousands)
Interest income	$4,377	$3,292	$3,340
Capitalized interest	75	262	142
Interest expense on debt	(710)	(916)	(740)

Interest income, net	$3,742	$2,638	$2,742

O.	VISA/MasterCard Settlement

In April 2003, a settlement was reached in the VISA/MasterCard antitrust class action litigation. The terms of the settlement require VISA and MasterCard to pay $3.05 billion into a settlement fund that will be distributed to class members. We are a member of the class and are entitled to a portion of the fund. In 2005, we received a settlement offer related to the distribution of the fund. Based upon information contained in the settlement offer, we recorded a $3.1 million pretax estimated recovery as a reduction to SG&A expenses in 2005. On a post-tax basis, this recovery was $1.9 million. In 2006, we received cash recoveries totaling $3.3 million. As a result we recorded a pretax gain of $0.2 million as a reduction of SG&A in 2006. There were no cash recoveries in 2007. We expect to receive further recoveries from this settlement, but are unable to quantify the potential amount of such recoveries, or when they may occur.

P.	Accounts Payable

Our banking arrangements provide for the daily replenishment of vendor payable bank accounts as checks are presented. The balances of checks outstanding in these bank accounts totaling $89,979,000 at February 2, 2008, $82,406,000 at February 3, 2007 and $77,357,000 at January 28, 2006, which represent book overdrafts, are included in accounts payable on the balance sheets and the changes in these balances are reflected in operating activities in the statements of cash flows.

Q.	Asset Retirement Obligations

The following is a summary of activity relating to our liability for asset retirement obligations, which we will incur primarily in connection with the future removal of gasoline tanks from our gasoline stations:

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(Dollars in Thousands)
Balance, beginning of year	$17,493	$12,082	$10,640
Accretion expense	1,187	1,178	731
Liabilities incurred during the year	474	4,233	711

Balance, end of year	$19,154	$17,493	$12,082

R.	Accrued Expenses and Other Current Liabilities

The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
	February 2, 2008	February 3, 2007
	(Dollars in Thousands)
Employee compensation	$50,775	$44,250
Deferred membership fee income	80,950	80,356
Sales and use taxes, self-insurance reserves, rent, utilities, advertising and other	145,280	142,461

	$277,005	$267,067

The following table summarizes membership fee activity for each of the last three fiscal years:

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(Dollars in Thousands)
Deferred membership fee income, beginning of year	$80,356	$68,398	$66,112
Cash received from members	176,853	174,204	152,300
Revenue recognized in earnings	(176,259)	(162,246)	(150,014)

Deferred membership fee income, end of year	$80,950	$80,356	$68,398

S.	Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Thousands except Per Share Amounts)
Fiscal year ended February 2, 2008 (b):
Net sales	$2,011,139	$2,248,212	$2,124,469	$2,430,795
Total revenues	2,058,011	2,294,984	2,172,395	2,479,612
Gross earnings (a)	189,498	225,895	211,167	267,128
Net income	13,654	36,267	22,697	50,243
Per common share, diluted	0.21	0.55	0.35	0.79

Fiscal year ended February 3, 2007 (c):
Net sales	$1,869,962	$2,081,158	$1,967,540	$2,384,836
Total revenues	1,912,423	2,124,513	2,012,148	2,431,197
Gross earnings (a)	186,006	212,359	202,503	260,288
Net income	15,416	26,401	18,343	11,856
Per common share, diluted	0.23	0.39	0.28	0.18

(a)	Gross earnings equals total revenues less cost of sales, including buying and occupancy costs.

(b)	In the first quarter of the fiscal year ended February 2, 2008, net income included a gain of $0.6 million, or $.01 per diluted share, from the sale of pharmacy related assets. In the second quarter, net income included a gain of $3.6 million, or $.05 per diluted share from favorable state income tax audit settlements and a gain of $2.4 million, or $.04 per diluted share, primarily from the settlement of a lease for a closed Pro Foods club. In the fourth quarter, we recorded a charge of $0.4 million, or $.01 per diluted share, to increase our reserve for a closed BJ’s club.

(c)

In the first quarter of the fiscal year ended February 3, 2007, net income included gains of $2.1 million, or $.03 per diluted share, from House2Home bankruptcy recoveries. In the fourth quarter, net income included $15.2 million, or $.23 per diluted share, for costs associated with the closing of ProFoods; $5.2 million, or $.08 per diluted share, for impairment of long lived assets; $4.3 million, or $.07 per diluted share, to close our in-club pharmacies; $2.9 million, or $.04 per diluted share, for severance expenses related to corporate restructuring; $1.2 million, or $.02 per diluted share, to increase the reserve for credit card claims; and $4.0 million, or $.06 per diluted share, of income resulting from the 53rd week.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BJ’s Wholesale Club, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of BJ’s Wholesale Club, Inc. and its subsidiaries at February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note K and Note A to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions and the manner in which it accounts for share based compensation in the period ended February 2, 2008 and February 3, 2007, respectively.

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

Boston, Massachusetts

March 27, 2008

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

BJ’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of February 2, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of February 2, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

March 27, 2008

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 2, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of February 2, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in the Company’s internal control over financial reporting occurred during the quarter ended February 2, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company will file with the Securities and Exchange Commission (“SEC”) a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended February 2, 2008 (the “Proxy Statement”). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference from the Proxy Statement under “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Policies on Business Ethics and Conduct” and “Audit Committee” and “Director Candidates.”

Information about a current director of BJ’s who will be retiring as a director at our 2008 Annual Meeting of Stockholders is as follows:

LORNE R. WAXLAX	Director since 1997

Mr. Waxlax has been a director of the Company since July 1997. He was a director of Waban Inc. from January 1990 to July 1997 and Chairman of the Board of Directors of Waban from June 1996 to July 1997. Mr. Waxlax formerly served as an Executive Vice President of The Gillette Company from 1985 to 1993. Mr. Waxlax is also a director of Clean Harbors, Inc. From July 1997 to March 2002, Mr. Waxlax was a director of House2Home. Mr. Waxlax is Chair of the Company’s Corporate Governance Committee and is a member of the Company’s Executive Committee, Executive Compensation Committee and Finance Committee.

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

The information required by this Item is incorporated by reference from the Proxy Statement under “Executive Compensation”. However, information under “Executive Compensation Committee Report” in the Proxy Statement is not so incorporated.

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

The information required by this Item is incorporated by reference from the Proxy Statement under “Independent Registered Public Accounting Firm Fees and Other Matters.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

A.	The Financial Statements filed as part of this report are listed and indexed on page 28. Schedules have been omitted because they are not applicable or the required information has been included elsewhere in this report.

B.	Listed below are all Exhibits filed as part of this report.

Exhibit No.	Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated By-Laws (14)

4.1	Specimen Certificate of Common Stock, $.01 par value per share (3)

10.1	2003 Amendment and Restatement of Management Incentive Plan* (6)

10.1a	Criteria for 2007 Awards under Management Incentive Plan* (13)

10.2	2003 Amendment and Restatement of Growth Incentive Plan* (7)

10.2a	Criteria for 2007-2009 Awards under Growth Incentive Plan* (13)

10.2b	Criteria for 2006-2008 Awards under Growth Incentive Plan*(17)

10.3	BJ’s Wholesale Club, Inc. Executive Retirement Plan* (5)

10.4	BJ’s Wholesale Club, Inc. 1997 Replacement Stock Incentive Plan* (2)

10.5	BJ’s Wholesale Club, Inc. 1997 Stock Incentive Plan* (9)

10.5a	Form of Nonstatutory Stock Option Agreement granted under 1997 Stock Incentive Plan* (10)

10.5b	Form of Restricted Stock Agreement under 1997 Stock Incentive Plan* (10)

10.6	BJ’s Wholesale Club, Inc. 2007 Stock Incentive Plan* (12)

10.6a	Form of Nonstatutory Stock Option Agreement under BJ’s Wholesale Club, Inc. 2007 Stock Incentive Plan*(12)

10.6b	Form of Restricted Stock Agreement under BJ’s Wholesale Club, Inc. 2007 Stock Incentive Plan* (12)

10.7	BJ’s Wholesale Club, Inc. General Deferred Compensation Plan* (2)

10.8	Employment Agreement, dated as of April 4, 2007 with Herbert J Zarkin* (11)

10.8a	Change of Control Severance Agreement dated as of April 4, 2007 between Herbert J Zarkin and the Company* (11)

10.8b	Nonstatutory Stock Option Agreement granted under 1997 Stock Incentive Plan to Herbert J Zarkin on August 9, 2004* (10)

10.8c	Restricted Stock Award under 1997 Stock Incentive Plan to Herbert J Zarkin, effective August 9, 2004* (10)

10.9	Employment Agreement, dated as of April 4, 2007 with Frank D. Forward* (11)

10.9a	Change of Control Severance Agreement dated as of April 4, 2007 between Frank D. Forward and the Company* (11)

10.10	Employment Agreement, dated as of April 3, 2007 with Thomas F. Gallagher* (16)

10.10a	Change of Control Severance Agreement dated as of April 3, 2007 between Thomas F. Gallagher and the Company* (16)

10.11	Amended and Restated Form of Change of Control Severance Agreement between the Company and officers of the Company* (4)

10.12	Form of Indemnification Agreement between the Company and officers of the Company* (2)

10.13	BJ’s Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees* (5)

10.13a	Amendment dated as of February 4, 2004 to BJ’s Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees* (8)

10.14	Credit Agreement, dated April 28, 2005, among the Company and certain banks (15)

10.15	Indemnification Agreement dated as of April 18, 1997, between the Company and The TJX Companies, Inc. (3)

10.16	Summary of Company’s Non-Employee Director Compensation*

10.17	Base Salaries of Executive Officers of the Company*

10.18	Employment Agreement, dated as of January 13, 2008 with Laura J. Sen*

10.18a	Change of Control Severance Agreement, dated as of January 15, 2008 with Laura J. Sen*

10.19	Employment Agreement, dated as of June 3, 2007 with Lon F. Povich*

10.19a	Change of Control Severance Agreement, dated as of June 1, 2007 with Lon F. Povich*

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Principal Executive Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or other compensatory plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Commission File No. 333-31015)
(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 26, 1997 (Commission File No. 001-13143)
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Commission File No. 333-25511)
(4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 1999 (Commission File No. 001-13143)
(5)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (Commission File No. 001-13143)
(6)	Incorporated herein by reference to Appendix D of the Company’s Definitive Proxy Statement as filed on April 22, 2003 (Commission File No. 001-13143)

(7)	Incorporated herein by reference to Appendix E of the Company’s Definitive Proxy Statement as filed on April 22, 2003 (Commission File No. 001-13143)
(8)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (Commission File No. 001-13143)
(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004 (Commission File No. 001-13143)
(10)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004 (Commission File No. 001-13143)
(11)	Incorporated herein by reference to the Company’s Current Report on Form 8-K/A filed on April 20, 2007 (Commission File No. 001-13143)
(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 31, 2007 (Commission File No. 001-13143)
(13)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 4, 2007 (Commission File No. 001-13143)
(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 18, 2007 (Commission File No. 001-13143)
(15)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated as of November 28, 2006 (Commission File No. 001-13143)
(16)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2007 (Commission File No. 001-13143)
(17)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on April 10, 2006 (Commission File No. 001-13143)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC.

Dated: March 27, 2008

/s/ HERBERT J ZARKIN

Herbert J Zarkin

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ HERBERT J ZARKIN Herbert J Zarkin Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	/s/ FRANK D. FORWARD Frank D. Forward, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ LAURA J. SEN Laura J. Sen, President, Chief Operating Officer and Director	/s/ S. JAMES COPPERSMITH S. James Coppersmith, Director

/s/ PAUL DANOS Paul Danos, Director	/s/ EDMOND J. ENGLISH Edmond J. English, Director

/s/ HELEN FRAME PETERS Helen Frame Peters, Director	/s/ THOMS J. SHIELDS Thomas J. Shields, Director

/s/ LORNE R. WAXLAX Lorne R. Waxlax, Director

Dated: March 27, 2008