Form 10-Q
period 2008-05-03
BJS WHOLESALE CLUB INC
filed 2008-06-04
CIK 1037461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended May 3, 2008

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

The number of shares of the Registrant’s common stock outstanding as of May 31, 2008: 60,053,918

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
	(Dollars in Thousands except Per Share Amounts)
Net sales	$2,258,911	$2,011,139
Membership fees and other	47,507	46,872

Total revenues	2,306,418	2,058,011

Cost of sales, including buying and occupancy costs	2,095,724	1,868,513
Selling, general and administrative expenses	181,113	165,051
Preopening expenses	532	1,294

Operating income	29,049	23,153
Interest income, net	121	245

Income from continuing operations before income taxes	29,170	23,398
Provision for income taxes	11,872	9,593

Income from continuing operations	17,298	13,805
Loss from discontinued operations, net of income tax benefit of $76 and $104	(109)	(151)

Net income	$17,189	$13,654

Basic earnings per share:
Income from continuing operations	$0.29	$0.21
Loss from discontinued operations	—	—

Net income	$0.29	$0.21

Diluted earnings per share:
Income from continuing operations	$0.29	$0.21
Loss from discontinued operations	—	—

Net income	$0.29	$0.21

Number of common shares for earnings per share computations:
Basic	58,719,799	64,468,254
Diluted	59,638,296	65,524,573

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 3, 2008	February 2, 2008	May 5, 2007
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$96,689	$97,314	$83,965
Accounts receivable	115,210	115,228	97,615
Merchandise inventories	865,174	877,466	840,341
Current deferred income taxes	27,297	26,340	34,211
Prepaid expenses	28,702	28,991	26,773

Total current assets	1,133,072	1,145,339	1,082,905

Property at cost:
Land and buildings	645,456	642,277	641,902
Leasehold costs and improvements	208,842	207,071	197,122
Furniture, fixtures and equipment	568,316	563,463	588,853

	1,422,614	1,412,811	1,427,877
Less: accumulated depreciation and amortization	555,229	538,358	535,099

	867,385	874,453	892,778
Deferred income taxes	4,289	4,321	—
Other assets	22,377	22,406	22,801

Total assets	$2,027,123	$2,046,519	$1,998,484

LIABILITIES
Current liabilities:
Current installments of long-term debt	$538	$529	$502
Accounts payable	635,357	622,965	556,897
Accrued expenses and other current liabilities	258,124	277,005	248,076
Accrued federal and state income taxes	29,932	44,209	35,187
Closed store lease obligations due within one year	1,923	1,726	4,359

Total current liabilities	925,874	946,434	845,021

Long-term debt, less portion due within one year	1,577	1,715	2,115
Noncurrent closed store lease obligations	10,108	10,633	13,975
Other noncurrent liabilities	109,883	107,245	101,840
Deferred income taxes	—	—	908

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	182,161	177,134	160,894
Retained earnings	1,254,993	1,239,639	1,149,743
Accumulated other comprehensive loss	(540)	(540)	(723)
Treasury stock, at cost, 14,684,042, 14,027,576 and 9,035,878 shares	(457,677)	(436,485)	(276,033)

Total stockholders’ equity	979,681	980,492	1,034,625

Total liabilities and stockholders’ equity	$2,027,123	$2,046,519	$1,998,484

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,189	$13,654
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for club closing costs	185	255
Depreciation and amortization of property	26,499	26,523
(Gain) loss on property disposals	(44)	49
Other noncash items (net)	197	160
Share-based compensation expense	4,264	4,795
Deferred income taxes	(925)	(1,303)
Excess tax benefit from exercise of stock options	(627)	(830)
Tax benefit from exercise of stock options	763	2,079
Increase (decrease) in cash due to changes in:
Accounts receivable	18	3,880
Merchandise inventories	12,292	10,561
Prepaid expenses	289	101
Other assets	9	264
Accounts payable	19,663	18,677
Changes in book overdrafts	(7,271)	(22,186)
Accrued expenses	(8,413)	(6,748)
Accrued income taxes	(14,277)	(8,890)
Closed store lease obligations	(484)	(877)
Other noncurrent liabilities	2,328	18,177

Net cash provided by operating activities	51,655	58,341

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(25,843)	(32,723)
Proceeds from property disposals	67	50
Purchase of marketable securities	(245)	(608)
Sale of marketable securities	349	727

Net cash used in investing activities	(25,672)	(32,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit from exercise of stock options	627	830
Repayment of long-term debt	(129)	(119)
Proceeds from issuance of common stock	6,515	17,319
Purchase of treasury stock	(33,621)	(15,729)

Net cash provided by (used in) financing activities	(26,608)	2,301

Net increase (decrease) in cash and cash equivalents	(625)	28,088
Cash and cash equivalents at beginning of year	97,314	55,877

Cash and cash equivalents at end of period	$96,689	$83,965

Supplemental cash flow information:
Treasury stock issued for compensation plans	$—	$11,377

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
				(In Thousands)
Balance, February 3, 2007	74,410	$744	$154,020	$1,158,137	$(723)	(9,630)	$(292,291)	$1,019,887
Net income	—	—	—	13,654	—	—	—	13,654
Issuance of common stock	—	—	2,079	(15,896)	—	1,094	33,215	19,398
Cumulative effect of the adoption of FIN 48	—	—	—	(6,152)	—	—	—	(6,152)
Purchase of treasury stock	—	—	—	—	—	(500)	(16,957)	(16,957)
Stock compensation expense	—	—	4,795	—	—	—	—	4,795

Balance, May 5, 2007	74,410	$744	$160,894	$1,149,743	$(723)	(9,036)	$(276,033)	$1,034,625

Balance, February 2, 2008	74,410	$744	$177,134	$1,239,639	$(540)	(14,028)	$(436,485)	$980,492
Net income	—	—	—	17,189	—	—	—	17,189
Issuance of common stock	—	—	763	(1,835)	—	268	8,350	7,278
Purchase of treasury stock	—	—	—	—	—	(925)	(29,542)	(29,542)
Stock compensation expense	—	—	4,264	—	—	—	—	4,264

Balance, May 3, 2008	74,410	$744	$182,161	$1,254,993	$(540)	(14,685)	$(457,677)	$979,681

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for BJ’s Wholesale Club, Inc. (“BJ’s” or “the Company” or “we”) for the quarter ended May 3, 2008 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

2. The interim financial statements are unaudited and in the opinion of management reflect all normal recurring adjustments we considered necessary for a fair statement of our financial statements in accordance with generally accepted accounting principles.

3. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

4. During the quarter ended May 3, 2008, we granted 10,000 stock options and no restricted shares. In last year’s first quarter, we granted 384,000 stock options and 374,500 restricted shares.

Presented below is information regarding pretax share-based compensation for this year’s and last year’s first quarters:

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
	(Dollars in Thousands)
Stock option expense	$1,494	$3,023
Restricted stock expense	2,770	1,772

Total	$4,264	$4,795

5. The components of interest income, net were as follows:

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
	(Dollars in Thousands)
Interest income	$219	$402
Capitalized interest	66	7
Interest expense on debt	(164)	(164)

Interest income, net	$121	$245

6. The following details the calculation of earnings per share from continuing operations for the periods presented below (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Income from continuing operations	$17,298	$13,805

Weighted-average number of common shares outstanding, used for basic computation	58,720	64,468
Plus: Incremental shares from assumed conversion of stock options and restricted stock	918	1,056

Weighted-average number of common and dilutive potential shares outstanding	59,638	65,524

Basic earnings per share	$0.29	$0.21

Diluted earnings per share	$0.29	$0.21

Options to purchase 346,400 shares at a weighted-average exercise price of $38.46 and 422,125 shares at a weighted-average price of $39.09 were outstanding at May 3, 2008 and May 5, 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the periods then ended.

7. The following tables summarize the activity for the quarters ended May 3, 2008 and May 5, 2007 associated with our discontinued operations, which consist of the closing of both of our ProFoods clubs in January 2007 and three BJ’s clubs in 2002 (dollars in thousands):

	Discontinued Operations
	Liabilities February 2, 2008	Increases	Reductions	Liabilities May 3, 2008	Cumulative Charges To Date
ProFoods clubs	$3,439	$45	$(104)	$3,380	$22,065
BJ’s Clubs	8,128	111	(292)	7,947	25,657

Total	$11,567	$156	$(396)	$11,327	$47,722

Current portion	$1,560			$1,626
Long-term portion	10,007			9,701

Total	$11,567			$11,327

	Discontinued Operations
	Liabilities February 3, 2007	Increases	Reductions	Liabilities May 5, 2007
ProFoods clubs	$8,750	$115	$(343)	$8,522
BJ’s clubs	8,294	113	(300)	8,107

Total	$17,044	$228	$(643)	$16,629

Current portion	$3,077			$3,334
Long-term portion	13,967			13,295

Total	$17,044			$16,629

Closure of ProFoods

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

During the second quarter of 2007, we settled the lease for one of the two closed ProFoods locations, and subleased the other ProFoods location for a portion of its remaining lease term, which reduced the reserve by $4.0 million. Increases to the reserves in this year’s first quarter consisted of interest accretion charges, and reductions to the reserve consisted of lease obligation payments. ProFoods clubs’ reserves as of May 3, 2008 were related to lease obligation costs.

2002 Closure of Three BJ’s Locations

On November 9, 2002, we closed both of our clubs in the Columbus, Ohio, market and an older non-prototypical club in North Dade, Florida. In 2004 and 2005, we made lump sum payments to settle two of the three leases. The reserve for BJ’s closed clubs at May 3, 2008 was related to lease obligations for the remaining closed club. Increases to the reserves in this year’s first quarter consisted of interest accretion charges and reductions to the reserve consisted of lease obligation payments.

The charges for both ProFoods and BJ’s lease obligations were based on the present value of rent liabilities under the relevant leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the potential subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of the obligations. The liabilities for the closed club leases are included in current and noncurrent closed store lease obligations on our balance sheet.

8. The following tables summarize the activity for the quarters ended May 3, 2008 and May 5, 2007 associated with our 2006 restructuring activities, which consisted of the relocation of our Franklin, MA, cross-dock facility to a new facility in Uxbridge, MA, in July 2006, and the closing of all of BJ’s 46 in-club pharmacies. All pharmacies were closed by February 21, 2007 (dollars in thousands):

	Restructuring Activities
	Liabilities February 2, 2008	Increases	Reductions	Liabilities May 3, 2008	Cumulative Charges To Date
Franklin relocation	$792	$—	$(88)	$704	$1,610

Current portion	$166			$297
Long-term portion	626			407

Total	$792			$704

	Restructuring Activities
	Liabilities February 3, 2007	Increases	Reductions	Liabilities May 5, 2007
Franklin relocation	$1,939	$—	$(234)	$1,705
Pharmacy closings	50	1,302	(977)	375

Total	$1,989	$1,302	$(1,211)	$2,080

Current portion	$1,162			$1,400
Long-term portion	827			680

Total	$1,989			$2,080

Franklin Cross-dock Relocation

In connection with vacating the Franklin cross-dock facility, we established a reserve for our remaining lease liabilities for this property. The charges for this reserve were based on our rent liabilities under the lease, reduced by estimated potential sublease rentals, and were recorded in selling, general and administrative (“SG&A”) expenses. In the second quarter of 2007, we subleased the Franklin facility for a portion of its remaining lease term at a rate favorable to our initial estimate of sublease income. The remaining liability for this facility is included in current and noncurrent closed store lease obligations in the balance sheet. We do not expect any material future expenses related to the Franklin facility relocation.

Closure of BJ’s Pharmacies

In the fourth quarter of 2006, we recorded a pretax charge of $7.2 million in connection with closing our in-club pharmacies, which consisted mainly of fixed asset write-downs of $4.2 million and employee termination benefits of $2.7 million. In the first quarter of 2007, we recorded $1.0 million ($0.6 million post-tax) of pharmacy-related pretax income, primarily composed of $2.4 million of proceeds received from the sale of prescription files and inventory, offset by $1.4 million of costs related to the removal of fixtures. Income and expense items related to the pharmacy closings were recorded in SG&A expenses. No liability remains in the pharmacy closing reserve as of May 3, 2008. We do not expect to record any further adjustments in connection with the pharmacy closings.

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

To date, we have recorded total pretax charges of $13.0 million ($7.8 million post-tax) to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. No charges were recorded in connection with this matter in the first quarter of 2008 and for the full year of 2007. As of May 3, 2008, the balance in the reserve was $4.7 million, which represents our best estimate of the remaining cost and expenses related to this matter. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of May 31, 2008, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on our consolidated financial position or liquidity.

10. Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
	(Dollars in Thousands)
Service cost	$176	$152
Interest cost	101	82
Amortization of net loss	6	5

Net periodic benefit cost	$283	$239

11. We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at May 3, 2008. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at May 3, 2008.

In addition to the credit agreement, we maintain a separate $82 million facility for letters of credit, primarily to support the purchase of inventories, of which $27.7 million was outstanding at May 3, 2008, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on April 30, 2009. As of May 3, 2008, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at May 3, 2008, February 2, 2008 and May 5, 2007.

12. Effective February 3, 2008 (the first day of our 2008 fiscal year) we adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FASB 157”). FASB 157 provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” which provides a one-year deferral of the effective date of FASB 157 for non-financial assets and non-financial liabilities except those that are recognized or disclosed in the financial statements at fair value at least annually.

The adoption of FASB 157 for our financial assets and financial liabilities did not have a material impact on our financial statements. We are currently evaluating the effect that the implementation of this standard for nonfinancial assets and nonfinancial liabilities will have on our financial statements upon full adoption in 2009.

FASB 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Valuation techniques used to measure fair value under FASB 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. FASB 157 classifies the inputs used to measure fair value into the following hierarchy:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

•	Level 3—Unobservable inputs for the asset or liability.

Our financial assets and financial liabilities consisted of cash and cash equivalents at May 3, 2008 which we consider to be classified as Level 1.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FASB 159”). FASB 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently measured at fair value. We adopted FASB 159 effective February 3, 2008. Upon adoption, we did not elect the fair value option for any items within the scope of FASB 159 and, therefore, the adoption of FASB 159 did not have an impact on our financial statements.

13. The Financial Accounting Standards Board (“FASB”) issued the following standards which will become effective in 2009:

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

•

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FASB 161”). FASB 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the impact that the adoption of FASB 161 will have on our financial statements.

14. During this year’s first quarter, we repurchased 924,554 shares of our common stock for $29.5 million. In last year’s first quarter we repurchased 500,000 shares of our common stock for $17.0 million. As of May 3, 2008, our remaining repurchase authorization from the Board of Directors was $145.1 million.

15. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Weeks (First Quarter) Ended May 3, 2008 versus Thirteen Weeks Ended May 5, 2007.

Critical Accounting Policies and Estimates

The preparation of our unaudited quarterly financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Some accounting policies have a significant impact on amounts reported in these financial statements. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 in the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the quarter ended May 3, 2008 rose 12.3% to $2.26 billion from $2.01 billion reported in last year’s first quarter. This increase was due to comparable club sales increases and to the opening of 4 new clubs and gasoline stations. The increase in comparable club sales represented approximately 77.8% of the increase in total net sales from the first quarter of 2007 to the first quarter of 2008. New clubs and new gasoline stations accounted for the remainder of the increase. Food accounted for 64% of total food and general merchandise sales in this year’s first quarter versus 62% in last year’s first quarter.

Comparable club sales increased by 9.6% over last year in the first quarter, including a 3.9% contribution from gasoline sales. On a comparable club basis, food sales increased by approximately 8% in this year’s first quarter and general merchandise sales increased by approximately 1%. On a comparable club basis, excluding sales of gasoline, both customer count and average sales per transaction increased by approximately 3% compared to last year’s first quarter. Stronger departments versus last year’s first quarter included juices, coffee, frozen, milk, dairy, produce, fresh meat, paper products, health and beauty aids, household chemicals and toys. Weaker departments compared to last year included cigarettes, pre-recorded video, tires, sporting goods, apparel, jewelry, storage, furniture, and summer seasonal goods.

Total revenues included membership fees of $44.2 million in this year’s first quarter versus $43.6 million in last year’s comparable period. BJ’s Rewards members accounted for approximately 5% of all primary memberships and 13% of merchandise sales for both periods.

Cost of sales (including buying and occupancy costs) was 92.78% of net sales in this year’s first quarter versus 92.91% in last year’s first quarter. The decrease in cost of sales of 13 basis points was attributable to an increase in merchandise margins, excluding gasoline, of approximately 30 basis points which was driven by a favorable mix of sales in high margin departments such as perishables. Second, buying and occupancy costs decreased 27 basis points versus last year due primarily to expense leveraging from the strong increases in both merchandise and gasoline sales. Finally, partially offsetting these increases in margin was an unfavorable impact of strong sales of low margin gasoline of about 43 basis points.

Selling, general and administrative expenses were 8.02% of net sales in this year’s first quarter versus 8.21% in last year’s comparable period due to expense leveraging from our strong sales growth in the current quarter. The decrease of 19 basis points was attributable mainly to a decrease of 20 basis points in club and home office payroll expenses, a decrease in professional and purchased services totaling 5 basis points, a decrease in share-based compensation expense of 4 basis points, a decrease in insurance expense of 4 basis points and a decrease of 3 basis points in credit costs. These favorable items were partially offset by an increase of 8 basis points in bonus expense due to the strong first quarter earnings and by an increase of 10 basis points in advertising expenses.

Total SG&A expenses rose by $16.1 million from the first quarter of 2007 to the first quarter of 2008. Payroll and benefits accounted for 78% of all SG&A expenses in both this year’s first quarter and last year’s first quarter.

Preopening expenses were $0.5 million in this year’s first quarter versus $1.3 million in last year’s first quarter. There were no new clubs opened in this year’s first quarter and one new club opened in last year’s first quarter.

Net interest income was $0.1 million in this year’s first quarter versus $0.2 million in last year’s first quarter. This change was due primarily to lower interest rates on invested cash as compared to last year.

Our income tax provision was 40.7% of pretax income from continuing operations in the first quarter of 2008 versus 41.0% in last year’s first quarter. For the full 2008 year, we expect our income tax rate to be approximately 40.5%. Our reserves for income tax uncertainties accrued under FIN 48 have not materially changed since year-end.

Income from continuing operations was $17.3 million, or $0.29 per diluted share, in this year’s first quarter versus $13.8 million, or $0.21 per diluted share, in last year’s comparable period. Loss from discontinued operations (net of income tax benefit) which consisted of accretion charges was $0.1 million in this year’s first quarter versus $0.2 million in last year’s comparable period.

Net income for the first quarter was $17.2 million, or $0.29 per diluted share, this year versus $13.7 million, or $0.21 per diluted share, last year. Last year’s first quarter included post-tax income of $0.6 million, or $.01 per diluted share, in connection with the closing of our in-club pharmacies.

The Company operated 177 BJ’s clubs on May 3, 2008 versus 173 BJ’s clubs on May 5, 2007.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $51.7 million in the first quarter of 2008 versus $58.3 million in last year’s comparable period. Cash provided by changes in merchandise inventories, net of accounts payable, increased by $32.0 million in the first three months of this year versus an increase of $29.2 million in last year’s comparable period. Our inventories were well managed at the end of the quarter with average inventory per club increasing only 0.6% versus last year. The ratio of accounts payable to merchandise inventories was 73.4% at the end of this year’s first quarter versus 66.3% at the end of last year’s first quarter. This was a reflection of strong sales and effective management of inventory levels which generated improved inventory turns versus the prior year.

Cash expended for property additions was $25.8 million in this year’s first quarter versus $32.7 million in last year’s comparable period. One new club was opened in last year’s first quarter compared to no new club openings in this year’s first quarter. Our full-year capital expenditures are expected to total approximately $150 to $170 million in 2008, based on plans to open approximately 4 new clubs. The timing of actual openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

During this year’s first quarter, we repurchased 924,554 shares of our common stock for approximately $29.5 million. In last year’s first quarter, we repurchased 500,000 shares of our common stock for approximately $17.0 million. As of May 3, 2008, our remaining repurchase authorization was $145.1 million.

We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at May 3, 2008. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at May 3, 2008.

In addition to the credit agreement, we maintain a separate $82 million facility for letters of credit, primarily to support the purchase of inventories, of which $27.7 million was outstanding at May 3, 2008, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on April 30, 2009. As of May 3, 2008, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at May 3, 2008, February 2, 2008 and May 5, 2007.

In 2006, we established reserves for our liabilities related to leases for the two ProFoods clubs, which closed in the fourth quarter, and for our Franklin, MA, cross-dock facility, which was relocated to a new facility in Uxbridge, MA, in the second quarter of 2007. We recorded a pretax charge of $25.7 million to close the ProFoods clubs, which included $14.0 million for fixed asset write-downs and a charge of $8.8 million for lease obligation costs. The charges for ProFoods’ lease obligations were based on the present value of rent liabilities under the two leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated future income from the potential subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of the obligations. As of May 3, 2008, our reserve for our ProFoods obligations was $3.4 million.

In connection with the closing of the Franklin, MA, cross-dock facility, we recorded pretax charges of $2.4 million in 2006 for our remaining lease obligations for this property. These charges were based on our rent liabilities under the lease, reduced by estimated potential future sublease income. As of May 3, 2008, our reserve for these obligations was $0.7 million.

During the third quarter of 2002, we established reserves for our liabilities related to leases for three BJ’s clubs which closed on November 9, 2002. In 2004 and 2005, we made lump sum payments to settle the leases for two of the three closed clubs. Our reserve of $7.9 million as of May 3, 2008 is based on the present value of our rent liability under the lease for the remaining club, including real estate taxes and common area maintenance charges, reduced by estimated future income from subleasing the property. An annual discount rate of 6% was used to calculate the present value of the obligation.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $19.1 million at May 3, 2008.

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

As of May 3, 2008, the balance in the reserve was $4.7 million, which represents our best estimate of the remaining costs and expenses related to this matter. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of May 31, 2008, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

Cash and cash equivalents totaled $96.7 million as of May 3, 2008. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of our credit agreement. However, we may from time to time seek to obtain additional financing.

Cautionary Note Regarding Forward-Looking Statements

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club and gas station openings and remodelings, expected provision for income taxes, BJ’s reserve for credit and debit card claims, lease obligations in connection with a closed BJ’s club and a closed ProFoods club, and other information with respect to our plans and strategies, including those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, levels of customer demand; economic and weather conditions; state and local regulation in our markets; fluctuating gasoline prices; competitive conditions; our success in settling lease obligations for closed clubs; and our success in settling credit and debit card claims. Each of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

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

We believe that our potential exposure to market risk as of May 3, 2008 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at May 3, 2008. There were also no derivatives at May 3, 2008.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 3, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of May 3, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended May 3, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

Discussions of the consumer credit and debit card matter appear in Part I of this Form 10-Q and are incorporated herein by reference.

Item 1A – Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements,” in Part I—Item 2 of this Form 10-Q and in Part I – Item 1A of BJ’s Annual Report on Form 10-K for the year ended February 2, 2008. There have been no material changes from the risk factors previously disclosed in BJ’s Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchase activity in the quarter ended May 3, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
				(In Thousands)
Feb. 3 – Mar. 1	824,375	$31.46	824,375	$148,741
Mar. 2 – Apr. 5	100,179	36.00	100,179	145,135
Apr. 6 – May 3	—	—	—	145,135

Total for the quarter	924,554	$31.95	924,554	$145,135

We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; and additional increases of $100 million each in press releases dated September 26, 2001, August 20, 2002, March 1, 2005 April 5, 2006 and May 23, 2007; and an additional increase of $250 million announced in a press release dated November 20, 2007. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through May 3, 2008, we have repurchased approximately 26.3 million shares for a total of $804.9 million, leaving a remaining authorization of $145.1 million.

Item 4 – Submission of Matters to a Vote of Security Holders

At the 2008 Annual Meeting of Stockholders of the Company (the “Annual Meeting”) held on May 22, 2008, the following matters were acted upon by BJ’s stockholders:

•	The election of Paul Danos, Laura Sen and Michael J. Sheehan as directors for three-year terms ending in 2011

•	Adoption of our 2008 Amended and Restated Management Incentive Plan

•	Adoption of our 2008 Amended and Restated Growth Incentive Plan

•	Ratification of the Audit Committee’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2009.

The number of shares of common stock outstanding and entitled to vote at the Annual Meeting was 59,742,139.

The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Election of Directors:
Paul Danos	52,917,856	224,135	19,768	N/A
Laura Sen	52,316,637	825,766	19,356	N/A
Michael J. Sheehan	52,905,168	237,448	19,143	N/A

Approval of 2008 Management Incentive Plan	51,683,649	1,423,331	54,779	N/A

Approval of 2008 Growth Incentive Plan	50,920,334	2,182,686	58,739	N/A

Ratification of Independent Registered Public Accounting Firm	52,505,147	628,316	28,296	N/A

The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Edmond J. English, Helen Frame Peters, James Coppersmith, Thomas J. Shields, and Herbert J Zarkin.

Item 6 – Exhibits

10.1	Amended and Restated Management Incentive Plan (1)

10.2	Amended and Restated Growth Incentive Plan (2)

31.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement as filed on April 11, 2008 (Commission File No. 001-13143)
(2)	Incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement as filed on April 11, 2008 (Commission File No. 001-13143)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC.
(Registrant)

Date: June 4, 2008	/S/ HERBERT J ZARKIN
Herbert J Zarkin
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: June 4, 2008	/S/ FRANK D. FORWARD
Frank D. Forward
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)