Form 10-Q
period 2008-08-02
BJS WHOLESALE CLUB INC
filed 2008-09-03
CIK 1037461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended August 2, 2008

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

The number of shares of the Registrant’s common stock outstanding as of August 29, 2008: 59,358,490

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	August 2, 2008	August 4, 2007
	(Dollars in Thousands except Per Share Amounts)
Net sales	$2,651,312	$2,248,212
Membership fees and other	48,052	46,772

Total revenues	2,699,364	2,294,984

Cost of sales, including buying and occupancy costs	2,448,492	2,069,089
Selling, general and administrative expenses	192,892	174,812
Preopening expenses	129	1,244

Operating income	57,851	49,839
Interest income, net	484	1,102

Income from continuing operations before income taxes	58,335	50,941
Provision for income taxes	21,736	16,879

Income from continuing operations	36,599	34,062
Income (loss) from discontinued operations, net of income tax benefit of $74 and provision of $1,520	(108)	2,205

Net income	$36,491	$36,267

Basic earnings per share:
Income from continuing operations	$0.62	$0.53
Income from discontinued operations	—	0.03

Net income	$0.62	$0.56

Diluted earnings per share:
Income from continuing operations	$0.61	$0.52
Income from discontinued operations	—	0.03

Net income	$0.61	$0.55

Number of common shares for earnings per share computations:
Basic	58,818,828	64,733,835
Diluted	59,809,560	65,700,032

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007
	(Dollars in Thousands except Per Share Amounts)
Net sales	$4,910,223	$4,259,351
Membership fees and other	95,559	93,644

Total revenues	5,005,782	4,352,995

Cost of sales, including buying and occupancy costs	4,544,216	3,937,602
Selling, general and administrative expenses	374,005	339,863
Preopening expenses	661	2,538

Operating income	86,900	72,992
Interest income, net	605	1,347

Income from continuing operations before income taxes	87,505	74,339
Provision for income taxes	33,608	26,472

Income from continuing operations	53,897	47,867
Income (loss) from discontinued operations, net of income tax benefit of $149 and provision of $1,415	(217)	2,054

Net income	$53,680	$49,921

Basic earnings per share:
Income from continuing operations	$0.92	$0.74
Income (loss) from discontinued operations	(0.01)	0.03

Net income	$0.91	$0.77

Diluted earnings per share:
Income from continuing operations	$0.90	$0.73
Income from discontinued operations	—	0.03

Net income	$0.90	$0.76

Number of common shares for earnings per share computations:
Basic	58,769,313	64,601,045
Diluted	59,750,522	65,569,004

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 2, 2008	February 2, 2008	August 4, 2007
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$116,450	$97,314	$154,415
Accounts receivable	115,719	115,228	94,472
Merchandise inventories	833,488	877,466	820,581
Current deferred income taxes	28,254	26,340	33,323
Prepaid expenses	27,105	28,991	24,520

Total current assets	1,121,016	1,145,339	1,127,311

Property at cost:
Land and buildings	657,882	642,277	635,120
Leasehold costs and improvements	210,017	207,071	199,497
Furniture, fixtures and equipment	581,535	563,463	539,389

	1,449,434	1,412,811	1,374,006
Less: accumulated depreciation and amortization	581,245	538,358	500,555

	868,189	874,453	873,451
Deferred income taxes	3,495	4,321	307
Other assets	22,741	22,406	22,697

Total assets	$2,015,441	$2,046,519	$2,023,766

LIABILITIES
Current liabilities:
Current installments of long-term debt	$547	$529	$511
Accounts payable	608,855	622,965	571,462
Accrued expenses and other current liabilities	268,173	277,005	256,450
Accrued federal and state income taxes	26,849	44,209	23,167
Closed store lease obligations due within one year	1,948	1,726	2,135

Total current liabilities	906,372	946,434	853,725

Long-term debt, less portion due within one year	1,436	1,715	1,984
Noncurrent closed store lease obligations	9,655	10,633	10,663
Other noncurrent liabilities	112,436	107,245	104,849
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	190,658	177,134	167,905
Retained earnings	1,269,362	1,239,639	1,168,628
Accumulated other comprehensive loss	(540)	(540)	(723)
Treasury stock, at cost, 14,941,387 and 14,027,576 and 9,104,340 shares	(474,682)	(436,485)	(284,009)

Total stockholders’ equity	985,542	980,492	1,052,545

Total liabilities and stockholders’ equity	$2,015,441	$2,046,519	$2,023,766

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,680	$49,921
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) club closing costs	146	(4,213)
Depreciation and amortization of property	53,047	53,219
Loss on property disposals	185	1,215
Other noncash items (net)	502	545
Share-based compensation expense	9,511	9,343
Deferred income taxes	(1,088)	(1,630)
Excess tax benefit from exercise of stock options	(3,068)	(2,648)
Tax benefit from exercise of stock options	4,013	4,542
Increase (decrease) in cash due to changes in:
Accounts receivable	(491)	7,023
Merchandise inventories	43,978	30,321
Prepaid expenses	1,886	2,354
Other assets	(375)	348
Accounts payable	(5,048)	17,721
Changes in book overdrafts	(9,062)	(6,665)
Accrued expenses	(2,785)	(849)
Accrued income taxes	(17,360)	(20,910)
Closed store lease obligations	(844)	(1,917)
Other noncurrent liabilities	4,567	20,537

Net cash provided by operating activities	131,394	158,257

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(49,060)	(43,784)
Proceeds from property disposals	124	52
Purchase of marketable securities	(245)	(1,137)
Sale of marketable securities	349	1,156

Net cash used in investing activities	(48,832)	(43,713)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit from exercise of stock options	3,068	2,648
Repayment of long-term debt	(261)	(241)
Proceeds from issuance of common stock	21,074	34,585
Purchase of treasury stock	(87,307)	(52,998)

Net cash used in financing activities	(63,426)	(16,006)

Net increase in cash and cash equivalents	19,136	98,538
Cash and cash equivalents at beginning of year	97,314	55,877

Cash and cash equivalents at end of period	$116,450	$154,415

Supplemental cash flow information:
Treasury stock issued for compensation plans	$17,056	$25,604

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss			Total Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
			(In Thousands)
Balance, February 3, 2007	74,410	$744	$154,020	$1,158,137	$(723)	(9,630)	$(292,291)	$1,019,887
Net income	—	—	—	49,921	—	—	—	49,921
Issuance of common stock	—	—	4,542	(33,278)	—	2,226	67,863	39,127
Cumulative effect of the adoption of FIN 48	—	—	—	(6,152)	—	—	—	(6,152)
Purchase of treasury stock	—	—	—	—	—	(1,700)	(59,581)	(59,581)
Stock compensation expense	—	—	9,343	—	—	—	—	9,343

Balance, August 4, 2007	74,410	$744	$167,905	$1,168,628	$(723)	(9,104)	$(284,009)	$1,052,545

Balance, February 2, 2008	74,410	$744	$177,134	$1,239,639	$(540)	(14,028)	$(436,485)	$980,492
Net income	—	—	—	53,680	—	—	—	53,680
Issuance of common stock	—	—	4,013	(23,957)	—	1,445	45,031	25,087
Purchase of treasury stock	—	—	—	—	—	(2,358)	(83,228)	(83,228)
Stock compensation expense	—	—	9,511	—	—	—	—	9,511

Balance, August 2, 2008	74,410	$744	$190,658	$1,269,362	$(540)	(14,941)	$(474,682)	$985,542

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for BJ’s Wholesale Club, Inc. (“BJ’s” or “the Company” or “we”) for the quarter and six months ended August 2, 2008 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

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

4. During the second quarter ended August 2, 2008, we granted 547,233 restricted shares and no stock options. In last year’s second quarter, we granted 464,900 restricted shares and no stock options. In this year’s first half, we granted 547,233 restricted shares and 10,000 stock options. In last year’s first half, we granted 839,400 restricted shares and 384,000 stock options.

Presented below is information regarding pretax share-based compensation for this year’s and last year’s second quarters and for this year’s and last year’s first halves:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Aug. 2, 2008	Aug. 4, 2007	Aug. 2, 2008	Aug. 4, 2007
	(Dollars in Thousands)		(Dollars in Thousands)
Stock option expense	$1,517	$1,779	$3,011	$4,802
Restricted stock expense	3,730	2,769	6,500	4,541

Total	$5,247	$4,548	$9,511	$9,343

5. The components of interest income, net were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Aug. 2, 2008	Aug. 4, 2007	Aug. 2, 2008	Aug. 4, 2007
	(Dollars in Thousands)		(Dollars in Thousands)
Interest income	$568	$1,269	$787	$1,671
Capitalized interest	64	9	130	16
Interest expense on debt	(148)	(176)	(312)	(340)

Interest income, net	$484	$1,102	$605	$1,347

6. The following details the calculation of earnings per share from continuing operations for the periods presented below (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Aug. 2, 2008	Aug. 4, 2007	Aug. 2, 2008	Aug. 4, 2007
	(Dollars in Thousands)		(Dollars in Thousands)
Income from continuing operations	$36,599	$34,062	$53,897	$47,867

Weighted-average number of common shares outstanding, used for basic computation	58,819	64,734	58,769	64,601
Plus: Incremental shares from assumed conversion of stock options and restricted stock	991	966	982	968

Weighted-average number of common and dilutive potential shares outstanding	59,810	65,700	59,751	65,569

Basic earnings per share	$0.62	$0.53	$0.92	$0.74

Diluted earnings per share	$0.61	$0.52	$0.90	$0.73

Options to purchase the following shares were outstanding at August 2, 2008 and August 4, 2007, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the periods indicated.

	Number of Shares	Weighted-Average Exercise Price
Thirteen and twenty-six weeks ended Aug. 2, 2008	57,200	$45.50
Thirteen and twenty-six weeks ended Aug. 4, 2007	397,925	$38.93

7. The following tables summarize the activity for the six months ended August 2, 2008 and August 4, 2007 associated with our discontinued operations, which consist of the closing of both of our ProFoods clubs in January 2007 and three BJ’s clubs in 2002 (dollars in thousands):

	Discontinued Operations
	Liabilities February 2, 2008	Increases	Reductions	Liabilities August 2, 2008	Cumulative Charges To Date
ProFoods clubs	$3,439	$90	$(225)	$3,304	$22,110
BJ’s Clubs	8,128	218	(623)	7,723	25,764

Total	$11,567	$308	$(848)	$11,027	$47,874

Current portion	$1,560			$1,648
Long-term portion	10,007			9,379

Total	$11,567			$11,027

	Discontinued Operations
	Liabilities February 3, 2007	Increases	Reductions	Liabilities August 4, 2007
ProFoods clubs	$8,750	$224	$(4,882)	$4,092
BJ’s clubs	8,294	223	(572)	7,945

Total	$17,044	$447	$(5,454)	$12,037

Current portion	$3,077			$2,064
Long-term portion	13,967			9,973

Total	$17,044			$12,037

Closure of ProFoods

Both ProFoods clubs were closed in the fourth quarter ended February 3, 2007. The operating results of these clubs are included in discontinued operations for all periods presented. We recorded a charge of $25.7 million to close these clubs in the fourth quarter of 2006. This charge consisted mainly of fixed asset write-downs of $14.0 million, lease obligation costs of $8.8 million and $1.0 million for employee termination benefits.

During the second quarter of 2007, we settled the lease for one of the two closed ProFoods locations, and subleased the other ProFoods location for a portion of its remaining lease term, which reduced the reserve by $4.0 million. Increases to the reserves in this year’s first half consisted of interest accretion charges, and reductions to the reserve consisted of lease obligation payments. ProFoods clubs’ reserves as of August 2, 2008 were related to lease obligation costs.

2002 Closure of Three BJ’s Locations

On November 9, 2002, we closed both of our clubs in the Columbus, Ohio, market and an older club in North Dade, Florida. In 2004 and 2005, we made lump sum payments to settle two of the three leases. The reserve for BJ’s closed clubs at August 2, 2008 was related to lease obligations for the remaining closed club. Increases to the reserves in this year’s first half consisted of interest accretion charges and reductions to the reserve consisted of lease obligation payments.

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

8. The following tables summarize the activity for the six months ended August 2, 2008 and August 4, 2007 associated with our 2006 restructuring activities, which consisted of the relocation of our Franklin, MA, cross-dock facility to a new facility in Uxbridge, MA, in July 2006, and the closing of all of BJ’s 46 in-club pharmacies. All pharmacies were closed by February 21, 2007 (dollars in thousands):

	Restructuring Activities
	Liabilities February 2, 2008	Increases	Reductions	Liabilities August 2, 2008	Cumulative Charges To Date
Franklin relocation	$792	$—	$(216)	$576	$1,390
Pharmacy closings	—	—	—	—	6,196

Total	$792	$—	$(216)	$576	$7,586

Current portion	$166			$300
Long-term portion	626			276

Total	$792			$576

	Restructuring Activities
	Liabilities February 3, 2007	Increases	Reductions	Liabilities August 4, 2007
Franklin relocation	$1,939	$—	$(1,177)	$762
Pharmacy closings	50	1,316	(1,366)	—

Total	$1,989	$1,316	$(2,543)	$762

Current portion	$1,162			$71
Long-term portion	827			691

Total	$1,989			$762

Franklin Cross-dock Relocation

In connection with vacating the Franklin cross-dock facility in 2006, we established reserves of $2.4 million for our remaining lease liabilities for this property. The charges for this reserve were based on our rent liabilities under the lease, reduced by estimated potential sublease rentals, and were recorded in selling, general and administrative (“SG&A”) expenses. In the second quarter of 2007, we subleased the Franklin facility for a portion of its remaining lease term at a rate favorable to our initial estimate of sublease income. As a result, we recorded income of $0.7 million and reduced the reserve by the same amount. In the second quarter of 2008, we subleased this facility for an additional portion of its remaining lease term. As a result, we recorded income of $0.2 million and reduced the reserve by the same amount. The remaining liability for this facility is included in current and noncurrent closed store lease obligations in the balance sheet. Our lease expires in January 2010. We do not expect any material future expenses related to the Franklin facility relocation.

Closure of BJ’s Pharmacies

In the fourth quarter of 2006, we recorded a charge of $7.2 million in connection with closing our in-club pharmacies, which consisted mainly of fixed asset write-downs of $4.2 million and employee termination benefits of $2.7 million. In the first quarter of 2007, we recorded $1.0 million of pharmacy-related income, primarily composed of $2.4 million of proceeds received from the sale of prescription files and inventory, offset by $1.4 million of costs related to the removal of fixtures. Income and expense items related to the pharmacy closings were recorded in SG&A expenses. No liability remains in the pharmacy closing reserve as of August 2, 2008. We do not expect to record any further adjustments in connection with the pharmacy closings.

9. Early in 2004 we were notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, we retained a leading computer security firm to conduct a forensic analysis of our information technology systems with a goal of determining whether a breach had in fact occurred. While no conclusive evidence of a breach was found, the computer security firm concluded that: (1) our centralized computer system that serves as the aggregation point for all BJ’s credit and debit card transactions chain-wide had not been breached and (2) any breach would have likely occurred in a more decentralized fashion involving club-level systems. On March 12, 2004, after our receipt of the computer security firm’s preliminary report of findings, we issued a public statement alerting consumers to the potential security breach. On August 5, 2008, the US Attorney’s Office in Boston charged 11 individuals with breaching the credit card security systems on a number of retailers, including BJ’s in 2004.

To date, we have recorded total charges of $13.0 million to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. No charges were recorded in connection with this matter in the first half of 2008 and for the full year of 2007. As of August 2, 2008, the balance in the reserve was $4.5 million, which represents our best estimate of the remaining cost and expenses related to this matter. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of August 30, 2008, the amount of outstanding claims, which are primarily from credit card issuing institutions, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on our consolidated financial position or liquidity.

10. Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Aug. 2, 2008	Aug. 4, 2007	Aug. 2, 2008	Aug. 4, 2007
	(Dollars in Thousands)		(Dollars in Thousands)
Service cost	$175	$152	$351	$305
Interest cost	101	82	202	164
Amortization of net loss	6	5	12	9

Net periodic benefit cost	$282	$239	$565	$478

11. We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at August 2, 2008. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at August 2, 2008.

In addition to the credit agreement, we maintain two separate facilities totaling $107 million for letters of credit, primarily to support the purchase of inventories, of which $40.0 million was outstanding at August 2, 2008. We also maintain a $25 million uncommitted credit line for short-term borrowings which expires on April 30, 2009. As of August 2, 2008, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at August 2, 2008, February 2, 2008 and August 4, 2007.

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

FASB 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Valuation techniques used to measure fair value under FASB 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. FASB 157 classifies the inputs used to measure fair value into the following hierarchy:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

•	Level 3 - Unobservable inputs for the asset or liability.

Our financial assets and financial liabilities consisted of cash and cash equivalents at August 2, 2008 which we consider to be classified as Level 1.

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

14. During this year’s first six months, we repurchased 2,357,954 shares of our common stock for $83.2 million. In last year’s first half, we repurchased 1,700,147 shares of our common stock for $59.6 million. As of August 2, 2008, our remaining repurchase authorization from the Board of Directors was $91.4 million. On August 19, 2008, the Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s common stock increasing our remaining repurchase authorization to $291.4 million as of that date.

15. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Weeks (Second Quarter) and Twenty-Six Weeks Ended August 2, 2008 versus Thirteen and Twenty-Six Weeks Ended August 4, 2007.

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

Results of Operations

Net sales for the quarter ended August 2, 2008 rose 17.9% to $2.65 billion from $2.25 billion reported in last year’s second quarter. Net sales for the first half of the current year totaled $4.91 billion, 15.3% higher than last year’s comparable period. These increases were due to comparable club sales increases and the opening of new clubs and gasoline stations. The increase in comparable club sales represented approximately 86% of the increase in total net sales from the second quarter of 2007 to the second quarter of 2008, and approximately 82% of the increase in year-to-date sales. New clubs and new gasoline stations accounted for the remainder of the increase in both periods. Food accounted for 64% of total food and general merchandise sales in this year’s second quarter and year-to-date period versus 62% in last year’s second quarter and year-to-date period.

Comparable club sales increased by 15.5% over last year in the second quarter, including an 8.1% contribution from gasoline sales, and increased by 12.7% for the first half of the year, including a 6.2% contribution from gasoline sales. On a comparable club basis, food sales increased by approximately 10% and general merchandise sales increased by approximately 2% in both the second quarter and the year-to-date periods. On a comparable club basis, excluding sales of gasoline, customer count increased by approximately 5% in this year’s second quarter and increased by approximately 4% in the year-to-date period. On a comparable club basis, excluding sales of gasoline, average sales per transaction increased by approximately 2% in this year’s second quarter and increased by approximately 3% in the year-to-date period. Stronger performing departments compared to last year’s second quarter included breakfast needs, coffee, frozen, dairy, produce, fresh meat, salty snacks, paper products, computer equipment, health and beauty aids, household chemicals and toys. Weaker performing departments compared to last year included air conditioners, cigarettes, best seller books, furniture, jewelry, televisions and summer seasonal goods.

Total revenues included membership fees of $44.4 million in this year’s second quarter versus $43.6 million in last year’s comparable period. For the year-to-date period, membership fees were $88.6 million this year compared to $87.2 million last year. Through the end of this year’s second quarter, BJ’s Rewards members accounted for approximately 5% of all primary memberships and approximately 13% of merchandise sales, which is consistent with the prior year.

Cost of sales (including buying and occupancy costs) was 92.35% of net sales in this year’s second quarter versus 92.03% in last year’s second quarter. The increase in cost of sales of 32 basis points was attributable mainly to an unfavorable impact of strong sales of low margin gasoline of about 85 basis points. Partially offsetting this was an increase in merchandise margins of approximately 9 basis points driven by a favorable mix of sales of perishables and a decrease of approximately 45 basis points in buying and occupancy costs due to expense leveraging from the strong increase in net sales. The increase in merchandise margins in the second quarter was lower than the increase in the first quarter due partly to stronger second quarter sales of low margin consumables.

For the first six months of this year, cost of sales (including buying and occupancy costs) was 92.55% of net sales this year versus 92.45% last year. The 10 basis point increase reflected an unfavorable impact from gasoline margins of 66 basis points, partially offset by an increase in merchandise gross margins of approximately 19 basis points and a decrease in buying and occupancy costs of approximately 38 basis points. Merchandise margins were positively impacted by strong sales of high margin perishables. The first quarter of this year was also impacted by a favorable comparison to a higher than normal level of markdowns in 2007.

Selling, general and administrative (“SG&A”) expenses were 7.28% of net sales in this year’s second quarter versus 7.78% in last year’s comparable period due to good expense control and favorable expense leveraging from our strong sales growth.

Year-to-date SG&A expenses were 7.62% of net sales this year versus 7.98% last year. The decrease of 36 basis points in the year-to-date period was driven largely by the same factors as cited in the second quarter. The decrease for the second quarter was higher than that for the six-month period, primarily due to a greater amount of expense leveraging which was a reflection of stronger sales in the second quarter, particularly in gasoline.

Total SG&A expenses rose by $18.1 million or 10.3% from the second quarter of 2007 to the second quarter of 2008. Payroll and payroll benefits (including stock compensation) accounted for 79% of all SG&A expenses in this year’s second quarter compared to 80% in last year’s second quarter. For the year-to-date period, total SG&A expenses rose by $34.1 million or 10.0%. Payroll and payroll benefits (including stock compensation) accounted for 79% of all SG&A expenses in both this year’s first six months and last year’s first six months.

Preopening expenses were $0.1 million in this year’s second quarter versus $1.2 million in last year’s second quarter. Year-to-date preopening expenses totaled $0.7 million this year versus $2.5 million last year. One new club opened in this year’s first half in the month of May. Three new clubs opened in last year’s first half, two of which opened in the second quarter.

Net interest income was $0.5 million in this year’s second quarter versus $1.1 million in last year’s second quarter. Net interest income for the first six months of this year was $0.6 million versus $1.3 million in last year’s comparable period. These changes were due to lower interest rates on lower invested cash as compared to last year.

Our income tax provision was 37.3% of pretax income from continuing operations in the second quarter of 2008 versus 33.1% in last year’s second quarter. The income tax provision was 38.4% of pretax income from continuing operations in the first half of 2008 versus 35.6% in last year’s first half. This year’s higher rates included the favorable settlements of state income tax audits in the second quarter, which reduced our provision for income taxes by $2.0 million. Last year’s rates included a larger favorable settlement, which reduced our provision for income taxes by $3.6 million. Excluding the tax settlements in 2008, the tax provision was 40.7% of pretax income from continuing operations for the second quarter and first half of 2008. Excluding the tax settlement in 2007, the tax provision was 40.2% and 40.4% of pretax income from continuing operations for the second quarter of 2007 and the first half of 2007, respectively.

Income from continuing operations was $36.6 million, or $.61 per diluted share, in this year’s second quarter versus $34.1 million, or $.52 per diluted share, in last year’s comparable period. For the first six months, income from continuing operations was $53.9 million or $.90 per diluted share, this year versus $47.9 million, or $.73 per diluted share, last year. These amounts included the favorable income tax audit settlements in the second quarters of 2008 and 2007.

In 2008, loss from discontinued operations (net of income tax benefit) was $0.1 million in the second quarter and $0.2 million year-to-date. In 2007, we recorded net income from discontinued operations of $2.2 million, or $.03 per diluted share, in the second quarter. For the first half of last year, we recorded net income from discontinued operations of $2.1 million or $.03 per diluted share. The 2007 amounts included post-tax income of $2.4 million from the second quarter settlement of a lease for one of the two ProFoods clubs, which were closed in January 2007.

Net income for the second quarter was $36.5 million, or $.61 per diluted share, this year versus $36.3 million, or $.55 per diluted share, last year. This year’s results included post-tax income of $2.0 million, as a result of the favorable income tax audit settlements. Results for last year’s second quarter included post-tax income of $3.6 million from favorable state income tax audit settlements, which were recorded in continuing operations, and post-tax income of $2.4 million, resulting from the settlement of the ProFoods lease which was recorded in discontinued operations.

Net income for the first six months of this year was $53.7 million, or $.90 per diluted share, versus $49.9 million, or $.76 per diluted share, last year. This year’s results included post-tax income of $2.0 million from the previously mentioned tax audit settlements. Last year’s first half results included post-tax income of $3.6 million from the second quarter tax audit settlements and $2.4 million from the ProFoods lease settlement, plus post-tax income of $0.6 million from the sale of pharmacy related assets in the first quarter of 2007.

The Company operated 178 BJ’s clubs on August 2, 2008 versus 175 BJ’s clubs on August 4, 2007.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $131.4 million in the first six months of 2008 versus $158.3 million in last year’s comparable period. Cash provided by changes in merchandise inventories, net of accounts payable, increased by $38.9 million in the first six months of this year versus an increase of $48.0 million in last year’s comparable period. Our inventories were well managed at the end of the second quarter with average inventory per club decreasing by 0.1% versus last year. The ratio of accounts payable to merchandise inventories was 73.0% at the end of this year’s second quarter versus 69.6% at the end of last year’s second quarter. This was a reflection of strong sales of merchandise and gasoline and effective management of inventory levels which generated improved inventory turns versus the prior year.

Cash expended for property additions was $49.1 million in this year’s first six months versus $43.8 million in last year’s comparable period. In this year’s first half, we opened one new club and started construction on three additional clubs that will open in the second half of the year. In last year’s first half, we opened three new clubs, two of which opened in the second quarter. The club opened in this year’s first half is owned at a location that is subject to a ground lease, and the three clubs opened in last year’s first half are leased. Our full-year capital expenditures are expected to total approximately $150 to $170 million in 2008. The timing of club and gas station openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

During the first six months of 2008, we repurchased 2,357,954 shares of our common stock for $83.2 million. In last year’s first six months, we repurchased 1,700,147 shares of our common stock for $59.6 million. As of August 2, 2008, our remaining repurchase authorization was $91.4 million. On August 19, 2008, the Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s common stock increasing our remaining repurchase authorization to $291.4 million as of that date.

We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at August 2, 2008. We were in compliance with the covenants and other requirements set forth in our credit agreement at August 2, 2008. See Note 11 in Notes to the Consolidated Financial Statements for further details of the credit agreement.

In addition to the credit agreement, we maintain two separate facilities totaling $107 million for letters of credit, primarily to support the purchase of inventories, of which $40.0 million was outstanding at August 2, 2008. We also maintain a $25 million uncommitted credit line for short-term borrowings which expires on April 30, 2009. As of August 2, 2008, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at August 2, 2008, February 2, 2008 and August 4, 2007.

During the third quarter of 2002, we established reserves for our liabilities related to leases for three BJ’s clubs which closed on November 9, 2002. In 2004 and 2005, we made lump sum payments to settle the leases for two of the three closed clubs. Our reserve of $7.7 million as of August 2, 2008 is based on the present value of our rent liability under the lease for the remaining club, including real estate taxes and common area maintenance charges, reduced by estimated future income from subleasing the property. An annual discount rate of 6% was used to calculate the present value of the obligation.

In 2006, we established reserves for our liabilities related to leases for the two ProFoods clubs, which closed in the fourth quarter, and for our Franklin, MA, cross-dock facility, which was relocated to a new facility in Uxbridge, MA, in the second quarter of 2006. We recorded a charge of $25.7 million to close the ProFoods clubs, which included a charge of $8.8 million for lease obligation costs based on the present value of rent liabilities under the two leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated future income from the potential subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of the obligations. As of August 2, 2008, our reserve for our ProFoods obligations was $3.3 million.

In connection with the closing of the Franklin, MA, cross-dock facility, we recorded charges of $2.4 million in 2006 for our remaining lease obligations for this property. These charges were based on our rent liabilities under the lease, reduced by future sublease income. Our lease expires in January 2010. As of August 2, 2008, our reserve for these obligations was $0.6 million.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $18.6 million at August 2, 2008.

Early in 2004 we were notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, we retained a leading computer security firm to conduct a forensic analysis of our information technology systems with a goal of determining whether a breach had in fact occurred. (See Note 9 for additional information.) We have recorded total charges of $13.0 million to date to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. As of August 2, 2008, the balance in the reserve was $4.5 million, which represented our best estimate of the remaining costs and expenses related to this matter at that time. As of August 30, 2008, the amount of outstanding claims, which are primarily from credit card issuing institutions, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

Cash and cash equivalents totaled $116.5 million as of August 2, 2008. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of our credit agreement. However, we may from time to time seek to obtain additional financing.

Cautionary Note Regarding Forward-Looking Statements

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club and gas station openings and remodelings, expected provision for income taxes, BJ’s reserve for credit and debit card claims, lease obligations in connection with closed BJ’s and ProFoods clubs or crossdocks, and other information with respect to our plans and strategies, including those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, levels of customer demand; economic and weather conditions; and state and local regulation in our markets; fluctuating gasoline prices; competitive conditions; our success in settling lease obligations for closed clubs; and our success in settling credit and debit card claims. Each of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

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

We believe that our potential exposure to market risk as of August 2, 2008 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at August 2, 2008. We held no derivatives at August 2, 2008.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 2, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of August 2, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 2, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchase activity in the quarter ended August 2, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
				(In Thousands)
May 4 – May 31	—	$—	—	$145,135
June 1 – July 5	346,000	39.09	346,000	131,611
July 6 –August 2	1,087,400	36.93	1,087,400	91,449

Total for the quarter	1,433,400	$37.45	1,433,400	$91,449	*

*	Does not reflect the additional Board authorization approved on August 19, 2008 and discussed below.

We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; and additional increases of $100 million each in press releases dated September 26, 2001, August 20, 2002, March 1, 2005 April 5, 2006 and May 23, 2007; and an increase of $250 million announced in a press release dated November 20, 2007. Under the program, repurchases may be made at management’s discretion, in the open market (including through Rule 10b5-1 plans) or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through August 2, 2008, we have repurchased approximately 27.7 million shares for a total of $858.6 million, leaving a remaining authorization of $91.4 million.

On August 19, 2008, the Board authorized the repurchase of up to an additional $200 million of the Company’s common stock.

Item 6 - Exhibits

10.9b	Employment agreement dated as of August 1, 2008 with Frank D. Forward.

31.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC.
(Registrant)

Date: September 3, 2008	/S/ HERBERT J ZARKIN
Herbert J Zarkin
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: September 3, 2008	/S/ FRANK D. FORWARD
Frank D. Forward
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)