Form 10-Q
period 2008-11-01
BJS WHOLESALE CLUB INC
filed 2008-12-03
CIK 1037461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended November 1, 2008

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

The number of shares of the Registrant’s common stock outstanding as of November 21, 2008: 58,806,090

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	November 1, 2008	November 3, 2007
	(Dollars in Thousands except Per Share Amounts)
Net sales	$2,402,644	$2,119,066
Membership fees	44,513	44,324
Other revenues	11,784	11,043

Total revenues	2,458,941	2,174,433

Cost of sales, including buying and occupancy costs	2,202,440	1,955,988
Selling, general and administrative expenses	207,472	180,075
Preopening expenses	1,016	866

Operating income	48,013	37,504
Interest income, net	188	963

Income from continuing operations before income taxes	48,201	38,467
Provision for income taxes	19,181	15,573

Income from continuing operations	29,020	22,894
Loss from discontinued operations, net of income tax benefit of $534 and $123	(776)	(197)

Net income	$28,244	$22,697

Basic earnings per share:
Income from continuing operations	$0.50	$0.36
Loss from discontinued operations	(0.01)	—

Net income	$0.49	$0.36

Diluted earnings per share:
Income from continuing operations	$0.49	$0.35
Loss from discontinued operations	(0.01)	—

Net income	$0.48	$0.35

Number of common shares for earnings per share computations:
Basic	57,786,650	63,681,429
Diluted	58,749,554	64,513,667

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007
	(Dollars in Thousands except Per Share Amounts)
Net sales	$7,300,152	$6,367,081
Membership fees	132,875	131,252
Other revenues	36,350	36,248

Total revenues	7,469,377	6,534,581

Cost of sales, including buying and occupancy costs	6,735,831	5,884,680
Selling, general and administrative expenses	596,795	536,123
Preopening expenses	1,677	3,404

Operating income	135,074	110,374
Interest income, net	793	2,310

Income from continuing operations before income taxes	135,867	112,684
Provision for income taxes	52,854	42,002

Income from continuing operations	83,013	70,682
Income (loss) from discontinued operations, net of income tax benefit of $748 and provision of $1,335	(1,089)	1,936

Net income	$81,924	$72,618

Basic earnings per share:
Income from continuing operations	$1.42	$1.10
Income (loss) from discontinued operations	(0.02)	0.03

Net income	$1.40	$1.13

Diluted earnings per share:
Income from continuing operations	$1.40	$1.08
Income (loss) from discontinued operations	(0.02)	0.03

Net income	$1.38	$1.11

Number of common shares for earnings per share computations:
Basic	58,441,759	64,294,506
Diluted	59,417,655	65,148,464

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 1, 2008	February 2, 2008	November 3, 2007
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$52,831	$97,314	$116,733
Accounts receivable	102,145	115,228	95,975
Merchandise inventories	977,995	877,466	939,572
Current deferred income taxes	29,211	26,340	33,851
Prepaid expenses	29,749	28,991	27,177

Total current assets	1,191,931	1,145,339	1,213,308

Property at cost:
Land and buildings	667,724	642,277	637,825
Leasehold costs and improvements	212,825	207,071	202,785
Furniture, fixtures and equipment	524,277	563,463	548,927

	1,404,826	1,412,811	1,389,537
Less: accumulated depreciation and amortization	523,940	538,358	520,582

	880,886	874,453	868,955
Deferred income taxes	3,894	4,321	1,228
Other assets	22,676	22,406	22,649

Total assets	$2,099,387	$2,046,519	$2,106,140

LIABILITIES
Current liabilities:
Current installments of long-term debt	$557	$529	$520
Accounts payable	666,835	622,965	646,298
Accrued expenses and other current liabilities	285,440	277,005	274,758
Accrued federal and state income taxes	22,002	44,209	23,775
Closed store lease obligations due within one year	2,639	1,726	1,906

Total current liabilities	977,473	946,434	947,257

Long-term debt, less portion due within one year	1,293	1,715	1,850
Noncurrent closed store lease obligations	9,206	10,633	10,484
Other noncurrent liabilities	115,710	107,245	108,988

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	195,898	177,134	173,212
Retained earnings	1,298,926	1,239,639	1,190,137
Accumulated other comprehensive loss	(540)	(540)	(723)
Treasury stock, at cost, 15,641,347, 14,027,576 and 10,321,844 shares	(499,323)	(436,485)	(325,809)

Total stockholders’ equity	995,705	980,492	1,037,561

Total liabilities and stockholders’ equity	$2,099,387	$2,046,519	$2,106,140

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81,924	$72,618
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) club closing costs	1,101	(3,631)
Depreciation and amortization of property	80,193	79,788
(Gain) loss on property disposals	(21)	1,616
Other noncash items (net)	806	771
Share-based compensation expense	14,423	14,562
Deferred income taxes	(2,444)	(3,079)
Excess tax benefit from exercise of stock options	(3,276)	(2,797)
Tax benefit from exercise of stock options	4,341	4,631
Increase (decrease) in cash due to changes in:
Accounts receivable	13,083	5,520
Merchandise inventories	(100,529)	(88,670)
Prepaid expenses	(758)	(303)
Other assets	(330)	376
Accounts payable	49,150	92,933
Changes in book overdrafts	(5,280)	(7,041)
Accrued expenses	8,090	13,403
Accrued income taxes	(22,207)	(20,302)
Closed store lease obligations	(1,657)	(2,482)
Other noncurrent liabilities	7,585	24,376

Net cash provided by operating activities	124,194	182,289

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(90,714)	(63,210)
Proceeds from property disposals	8,605	54
Purchase of marketable securities	(245)	(1,449)
Sale of marketable securities	349	1,535

Net cash used in investing activities	(82,005)	(63,070)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit from exercise of stock options	3,276	2,797
Repayment of long-term debt	(394)	(366)
Proceeds from issuance of common stock	23,636	42,273
Purchase of treasury stock	(113,190)	(103,067)

Net cash used in financing activities	(86,672)	(58,363)

Net increase (decrease) in cash and cash equivalents	(44,483)	60,856
Cash and cash equivalents at beginning of year	97,314	55,877

Cash and cash equivalents at end of period	$52,831	$116,733

Supplemental cash flow information:
Treasury stock issued for compensation plans	$17,536	$26,852

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
				(In Thousands)
Balance, February 3, 2007	74,410	$744	$154,020	$1,158,137	$(723)	(9,630)	$(292,291)	$1,019,887
Net income	—	—	—	72,618	—	—	—	72,618
Issuance of common stock	—	—	4,630	(34,466)	—	2,509	76,740	46,904
Cumulative effect of the adoption of FIN 48	—	—	—	(6,152)	—	—	—	(6,152)
Purchase of treasury stock	—	—	—	—	—	(3,201)	(110,258)	(110,258)
Stock compensation expense	—	—	14,562	—	—	—	—	14,562

Balance, November 3, 2007	74,410	$744	$173,212	$1,190,137	$(723)	(10,322)	$(325,809)	$1,037,561

Balance, February 2, 2008	74,410	$744	$177,134	$1,239,639	$(540)	(14,028)	$(436,485)	$980,492
Net income	—	—	—	81,924	—	—	—	81,924
Issuance of common stock	—	—	4,341	(22,637)	—	1,482	46,273	27,977
Purchase of treasury stock	—	—	—	—	—	(3,095)	(109,111)	(109,111)
Stock compensation expense	—	—	14,423	—	—	—	—	14,423

Balance, November 1, 2008	74,410	$744	$195,898	$1,298,926	$(540)	(15,641)	$(499,323)	$995,705

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The results for BJ’s Wholesale Club, Inc. (“BJ’s” or “the Company” or “we”) for the quarter and nine months ended November 1, 2008 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

2. These interim financial statements are unaudited and in the opinion of management reflect all normal adjustments we considered necessary for a fair presentation of our financial statements in accordance with generally accepted accounting principles.

3. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

4. Our unrecognized tax benefits decreased from $20.7 million at February 3, 2008 to $18.3 million at November 1, 2008 due primarily to the settlement of state income tax audits. At November 1, 2008, we have determined that it is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next 12 months by as much as $14.6 million ($9.5 million, net of federal tax benefit), due to the resolution of state tax audits.

5. During the third quarter ended November 1, 2008, we granted 15,084 restricted shares and no stock options. In last year’s third quarter, we granted 40,000 restricted shares and 42,000 stock options. In this year’s first nine months, we granted 562,317 restricted shares and 10,000 stock options. In last year’s first nine months, we granted 879,400 restricted shares and 426,000 stock options.

Presented below is information regarding pretax share-based compensation for this year’s and last year’s third quarters and for this year’s and last year’s first nine months:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Nov. 1, 2008	Nov. 3, 2007	Nov. 1, 2008	Nov. 3, 2007
	(Dollars in Thousands)		(Dollars in Thousands)
Stock option expense	$1,369	$1,932	$4,380	$6,734
Restricted stock expense	3,543	3,287	10,043	7,828

Total	$4,912	$5,219	$14,423	$14,562

6. The components of interest income, net were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Nov. 1, 2008	Nov. 3, 2007	Nov. 1, 2008	Nov. 3, 2007
	(Dollars in Thousands)		(Dollars in Thousands)
Interest income	$273	$1,142	$1,060	$2,813
Capitalized interest	62	12	192	28
Interest expense on debt	(147)	(191)	(459)	(531)

Interest income, net	$188	$963	$793	$2,310

7. The following details the calculation of earnings per share from continuing operations for the periods presented below (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Nov. 1, 2008	Nov. 3, 2007	Nov. 1, 2008	Nov. 3, 2007
Income from continuing operations	$29,020	$22,894	$83,013	$70,682

Weighted-average number of common shares outstanding, used for basic computation	57,787	63,681	58,442	64,295
Plus: Incremental shares from assumed conversion of stock options and restricted stock	963	833	976	853

Weighted-average number of common and dilutive potential shares outstanding	58,750	64,514	59,418	65,148

Basic earnings per share	$0.50	$0.36	$1.42	$1.10

Diluted earnings per share	$0.49	$0.35	$1.40	$1.08

Options to purchase the following shares were outstanding at November 1, 2008 and November 3, 2007, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the periods indicated:

	Number of Shares	Weighted-Average Exercise Price
Thirteen and thirty-nine weeks ended Nov. 1, 2008	57,200	$45.50
Thirteen and thirty-nine weeks ended Nov. 3, 2007	396,925	$38.80

8. The following tables summarize the activity for the nine months ended November 1, 2008 and November 3, 2007 associated with our discontinued operations, which consist of the closing of both of our ProFoods clubs in January 2007, three BJ’s clubs in 2002 and one BJ’s club in 2008 (dollars in thousands):

	Discontinued Operations
	Liabilities February 2, 2008	Increases To Reserves	Reductions	Liabilities Nov. 1, 2008	Cumulative Charges To Date, Net
ProFoods clubs	$3,439	$135	$(400)	$3,174	$22,155
BJ’s clubs – 2002	8,128	323	(907)	7,544	25,869
BJ’s club – 2008	—	850	(208)	642	850

Total	$11,567	$1,308	$(1,515)	$11,360	$48,874

Current portion	$1,560			$2,293
Noncurrent portion	10,007			9,067

Total	$11,567			$11,360

	Discontinued Operations
	Liabilities February 3, 2007	Increases To Reserves	Reductions	Liabilities Nov. 3, 2007
ProFoods clubs	$8,750	$272	$(5,148)	$3,874
BJ’s clubs	8,294	331	(863)	7,762

Total	$17,044	$603	$(6,011)	$11,636

Current portion	$3,077			$1,863
Noncurrent portion	13,967			9,773

Total	$17,044			$11,636

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

During the second quarter of 2007, we settled the lease for one of the two closed ProFoods locations, and subleased the other ProFoods location for a portion of its remaining lease term, which reduced the reserve by $4.0 million. Increases to the reserves in 2008 consisted of interest accretion charges, and reductions to the reserve consisted of lease obligation payments. ProFoods clubs’ reserves as of November 1, 2008 were related to lease obligation costs for the remaining store under lease, reduced by the estimated sublease rentals.

2002 Closure of Three BJ’s Locations

On November 9, 2002, we closed both of our clubs in the Columbus, Ohio, market and a club in North Dade, Florida. In 2004 and 2005, we made lump sum payments to settle two of the three leases. The reserve for BJ’s closed clubs at November 1, 2008 was related to the lease obligations for the remaining closed club. Increases to the reserves in 2008 consisted of interest accretion charges and reductions to the reserve consisted of lease obligation payments on the remaining club.

The charges for both ProFoods and BJ’s lease obligations were based on the present value of rent liabilities under the relevant leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the potential subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of the obligations. The liabilities for the closed club leases are included in current and noncurrent closed store obligations on our balance sheet.

2008 Closure of One BJ’s Location

On October 7, 2008 we sold our owned club in Greenville, South Carolina, for $8.5 million and subsequently ceased operations on October 14, 2008. The operating results of the club are presented in discontinued operations in the statement of income for all periods presented. For the thirteen weeks ended November 1, 2008 and November 3, 2007, the club had total revenues of $4.7 million and $5.5 million, respectively, and pretax operating losses of $0.3 million and $0.1 million, respectively. For the thirty-nine weeks ended November 1, 2008 and November 3, 2007, the club had total revenues of $17.7 million and $17.2 million, respectively, and pretax operating losses of $0.4 million and $14,000, respectively. We recorded a pretax loss of $0.9 million in this year’s third quarter to close the club which consisted of a $0.4 million loss on inventory liquidation, $0.3 million for employee termination benefits, $0.6 million in other exit costs, offset by a $0.4 million gain on the sale of fixed assets. The reserve balance at November 1, 2008 consists mainly of employee termination benefits and other exit costs that are expected to be paid in the fourth quarter of the current fiscal year.

9. The following tables summarize the activity for the nine months ended November 1, 2008 and November 3, 2007 associated with our 2006 restructuring activities, which consisted of the relocation of our Franklin, MA, cross-dock facility to a new facility in Uxbridge, MA, in July 2006, and the closing of all of BJ’s 46 in-club pharmacies. All pharmacies were closed by February 21, 2007 (dollars in thousands):

	Restructuring Activities
	Liabilities February 2, 2008	Increases To Reserves	Reductions	Liabilities November 1, 2008	Cumulative Charges To Date, Net
Franklin relocation	$792	$—	$(307)	$485	$1,316

Current portion	$166			$346
Noncurrent portion	626			139

Total	$792			$485

	Restructuring Activities
	Liabilities February 3, 2007	Increases To Reserves	Reductions	Liabilities November 3, 2007
Franklin relocation	$1,939	$—	$(1,185)	$754
Pharmacy closings	50	1,316	(1,366)	—

Total	$1,989	$1,316	$(2,551)	$754

Current portion	$1,162			$43
Noncurrent portion	827			711

Total	$1,989			$754

Franklin Cross-dock Relocation

In connection with vacating the Franklin cross-dock facility in 2006, we established reserves of $2.4 million for our remaining lease liabilities for this property. The charges for this reserve were based on our rent liabilities under the lease, reduced by estimated potential sublease rentals, and were recorded in selling, general and administrative (“SG&A”) expenses. In the second quarter of 2007, we subleased the Franklin facility for a portion of its remaining lease term at a rate favorable to our initial estimate of sublease income. As a result, we recorded income of $0.7 million and reduced the reserve by the same amount. In the second quarter of 2008, we subleased this facility for an additional portion of its remaining lease term. As a result, we recorded income of $0.2 million and reduced the reserve by the same amount. In the third quarter of 2008 we reduced the reserve by an additional $0.1 million. The remaining liability for this facility is included in current and noncurrent closed store lease obligations in the balance sheet. Our lease expires in January 2010. We do not expect any material future expenses related to the Franklin facility.

Closure of BJ’s Pharmacies

In the fourth quarter of 2006, we recorded a charge of $7.2 million in connection with closing our in-club pharmacies, which consisted mainly of fixed asset write-downs of $4.2 million and employee termination benefits of $2.7 million. In the first quarter of 2007, we recorded $1.0 million of pharmacy-related income, primarily composed of $2.4 million of proceeds received from the sale of prescription files and inventory, offset by $1.4 million of costs related to the removal of fixtures. Income and expense items related to the pharmacy closings were recorded in SG&A expenses. No liability remains in the pharmacy closing reserve as of November 1, 2008. We do not expect to record any further adjustments in connection with the pharmacy closings.

10. Early in 2004 we were notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, we retained a leading computer security firm to conduct a forensic analysis of our information technology systems with a goal of determining whether a breach had in fact occurred. While no conclusive evidence of a breach was found, the computer security firm concluded that: (1) our centralized computer system that serves as the aggregation point for all BJ’s credit and debit card transactions chain-wide had not been breached and (2) any breach would have likely occurred in a more decentralized fashion involving club-level systems. On March 12, 2004, after our receipt of the computer security firm’s preliminary report of findings, we issued a public statement alerting consumers to the potential security breach. On August 5, 2008, the US Attorney’s Office in Boston charged 11 individuals with breaching the credit card security systems of a number of retailers, including BJ’s in 2004.

To date, we have recorded total pretax charges of $13.0 million to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. No charges have been recorded in connection with this matter since 2006. As of November 1, 2008, the balance in the reserve was $4.4 million, which represented our best estimate of the remaining costs and expenses related to this matter. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

As of November 21, 2008, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on our consolidated financial position or liquidity.

11. Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Nov. 1, 2008	Nov. 3, 2007	Nov. 1, 2008	Nov. 3, 2007
	(Dollars in Thousands)		(Dollars in Thousands)
Service cost	$176	$153	$527	$458
Interest cost	101	82	303	246
Amortization of net loss	6	5	18	14

Net periodic benefit cost	$283	$240	$848	$718

12. We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at November 1, 2008. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective

Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at November 1, 2008.

In addition to the credit agreement, we maintain two separate facilities totaling $95 million for letters of credit, primarily to support the purchase of inventories, of which $20.3 million was outstanding at November 1, 2008, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on April 30, 2009. As of November 1, 2008, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at November 1, 2008, February 2, 2008 and November 3, 2007.

13. Effective February 3, 2008 (the first day of our 2008 fiscal year) we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FASB 157”). FASB 157 provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” which provides a one-year deferral of the effective date of FASB 157 for non-financial assets and non-financial liabilities except those that are recognized or disclosed in the financial statements at fair value at least annually.

The adoption of FASB 157 for our financial assets and financial liabilities did not have a material impact on our financial statements. We do not expect that the implementation of this standard for non-financial assets and nonfinancial liabilities will have a material effect on our financial statements upon full adoption in 2009.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FASB 157-3”). FASB 157-3 clarifies the application of FASB 157 when the market for a financial asset is inactive. The guidance in FASB 157-3 is effective immediately and had no effect on our financial statements.

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

14. The FASB issued the following standards which will become effective in 2009:

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

•

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FASB 162”). FASB 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FASB 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of GAAP from the auditing standards. We do not expect the adoption of this statement to have a material impact on our financial statements.

15. During this year’s first nine months, we repurchased 3,094,599 shares of our common stock for $109.1 million. In last year’s first nine months, we repurchased 3,201,337 shares of our common stock for $110.3 million. On August 19, 2008, the Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s common stock. As of November 1, 2008, our remaining repurchase authorization from the Board of Directors was $265.6 million.

16. The classification of certain amounts in the prior year’s financial statements has been revised to conform to the current year presentation.

Within the Statement of Income we have revised the classification of a number of miscellaneous revenues that had been previously reported on a net basis in “Selling, general and administrative expenses” to “Other revenues” and “Cost of sales, including buying and occupancy costs”. Additionally, the membership fees component of our previously disclosed “Membership fees and other” is now classified in its own line and the remainder of the former “Membership fees and other” line now resides in “Other revenues.” Please refer to the Current Report on Form 8-K that we submitted on November 19, 2008 for further information on these revised classifications.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Weeks (Third Quarter) and Thirty-Nine Weeks Ended November 1, 2008 versus Thirteen and Thirty-Nine Weeks Ended November 3, 2007.

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

Results of Operations

Net sales for the quarter ended November 1, 2008 rose 13.4% to $2.4 billion from $2.1 billion reported in last year’s third quarter. Net sales for the first nine months of the current year totaled $7.30 billion, 14.7% higher than last year’s comparable period. These increases were due to comparable club sales increases and the opening of new clubs and gasoline stations. The increase in comparable club sales represented approximately 88% of the increase in total net sales from the third quarter of 2007 to the third quarter of 2008, and approximately 83% of the increase in year-to-date sales. New clubs and gasoline stations accounted for the remainder of the increase in both periods. Food accounted for 66% of total merchandise sales in this year’s third quarter versus 63% in last year’s third quarter. For the year-to-date period, food accounted for 65% of total merchandise sales this year versus 63% in last year’s comparable period.

Comparable club sales increased by 11.9% over last year in the third quarter, including a 5.3% contribution from gasoline sales, and increased by 12.3% for the first nine months of the year, including a 5.8% contribution from sales of gasoline. Comparable club merchandise sales, excluding gasoline, increased by 6.6% in the third quarter and 6.5% year-to-date. On a comparable club basis, food sales increased by approximately 11% in this year’s third quarter and by approximately 10% year-to-date. Comparable club general merchandise sales decreased by approximately 1% in the third quarter and increased by approximately 1% in the year-to-date period. On a comparable club basis, excluding sales of gasoline, customer count increased by approximately 5% in this year’s third quarter and increased 4% in the year-to-date period. On a comparable club basis, excluding sales of gasoline, average sales per transaction increased by approximately 2% in this year’s third quarter and the year-to-date period. Stronger performing departments as compared to last year’s third quarter included breakfast needs, candy, coffee, computer equipment, fresh meat, dairy, oils, paper products, pet food, prepared meals, produce, salty snacks, and small appliances. Weaker performing departments compared to last year included cigarettes, electronics, furniture, jewelry, storage, seasonal, televisions, and water.

Membership fee income was $44.5 million in this year’s third quarter versus $44.3 million in last year’s comparable period. For the year-to-date period, membership fee income was $132.9 million this year compared with $131.3 million last year. The modest increase in membership fee income in this year’s third quarter and year-to-date period primarily reflects a lack of new club openings and a decision to lower membership fees in our Atlanta market at the beginning of this year. Through the end of this year’s third quarter, BJ’s Rewards members accounted for approximately 5% of all primary memberships and approximately 13% of merchandise sales, which is consistent with the prior year.

Other revenues were $11.8 million in this year’s third quarter versus $11.0 million in last year’s third quarter. The increase was driven primarily by an increase in propane revenue. Year-to-date other revenues totaled $36.4 million this year versus $36.3 million last year.

Cost of sales (including buying and occupancy costs) was 91.67% of net sales in this year’s third quarter versus 92.30% in last year’s third quarter. The 63 basis point decrease in cost of sales as a percentage of sales reflected a decrease of 21 basis points in cost of sales resulting from strong gasoline margins; a decrease of approximately 20 basis points due to favorable merchandise margins; and a decrease of 23 basis points in buying and occupancy costs due to expense leveraging from the strong increase in net sales.

The falling price of gasoline in the third quarter contributed to significantly higher than usual margin rates from gasoline and a strong increase in gallons sold. In merchandise margins, stronger than planned sales of high margin perishables created a favorable mix impact which more than offset below plan sales of general merchandise.

For the first nine months of this year, cost of sales (including buying and occupancy costs) was 92.27% of net sales versus 92.42% last year. The 15 basis point decrease reflected a decrease of 19 basis points in cost of sales due to favorable merchandise gross margin rates and a decrease in buying and occupancy costs of approximately 33 basis points. These decreases were partially offset by an unfavorable impact of strong sales of low margin gasoline of approximately 37 basis points as gasoline prices for the year-to-date period were still higher than last year’s comparable period despite the third quarter price decline.

SG&A expenses were 8.64% of net sales in this year’s third quarter versus 8.50% in last year’s comparable period. The increase of 14 basis points in the third quarter was attributable mainly to an increase of 12 basis points in bonus expense due to strong year-to-date earnings, an increase of 11 basis points for unplanned severance costs, an increase of 11 basis points for our investment in technology initiatives called the “IT Roadmap”, and 7 basis points to increase our sales tax reserve. These unfavorable items were partially offset by a decreases of 17 basis points in club payroll expenses due to favorable expense leveraging from our strong sales growth; 4 basis points in stock based compensation; 3 basis points in advertising and 3 basis points in other miscellaneous expenses.

Year-to-date SG&A expenses were 8.18% of net sales this year versus 8.42% last year. The decrease of 24 basis points in the year-to-date period was primarily due to favorable expense leveraging from our strong sales growth.

Total SG&A expenses rose by $27.4 million, or 15.2%, from the third quarter of 2007 to the third quarter of 2008. Payroll and benefits (including stock compensation) accounted for 74% of all SG&A expenses in this year’s third quarter versus 76% last year. For the year-to-date period, total SG&A expenses rose by $60.7 million, or 11.3%, this year. Payroll and payroll benefits (including stock compensation) accounted for 75% of all SG&A expenses in this year’s first nine months versus 76% in last year’s first nine months.

Preopening expenses were $1.0 million in this year’s third quarter versus $0.9 million in last year’s third quarter. Year-to-date preopening expenses totaled $1.7 million this year versus $3.4 million last year. In this year’s first nine months, we opened one new club, which was opened in the first half of the year. In last year’s first nine months, we opened three new clubs, all in the first half of the year.

Net interest income was $0.2 million in this year’s third quarter versus $1.0 million in last year’s third quarter. Net interest income for the first nine months of this year was $0.8 million versus $2.3 million in last year’s comparable period. The decreases in both periods were principally due to lower interest rates on lower amounts of invested cash as compared to last year.

Our income tax provision was 39.8% of pretax income from continuing operations in the third quarter of 2008 versus 40.5% in last year’s third quarter. The income tax provision was 38.9% of pretax income from continuing operations in the first nine months of 2008 versus 37.3% in last year’s comparable period. This year’s rate included favorable settlements of state income tax audits in the second quarter and third quarter, which reduced our provision for income taxes by $2.0 million and $0.4 million, respectively. Last year’s rate also included a favorable settlement, which reduced our provision for income taxes by $3.6 million. For the full 2008 year we expect our income tax rate to be approximately 39.6%.

Income from continuing operations was $29.0 million, or $0.49 per diluted share, in this year’s third quarter versus $22.9 million, or $0.35 per diluted share, in last year’s comparable period. For the first nine months, income from continuing operations was $83.0 million, or $1.40 per diluted share, this year versus $70.7 million, or $1.08 per diluted share, last year.

In this year’s third quarter, we recorded a net loss from discontinued operations of $0.8 million, or $0.01 per diluted share, versus a net loss of $0.2 million in last year’s third quarter. For the first nine months of this year, we recorded a net loss from discontinued operations of $1.1 million, or $0.02 per diluted share, versus net income of $1.9 million, or $0.03 per diluted share, in last year’s comparable period. This year’s amounts included third quarter post-tax expense of $0.5 million related to a club closing in South Carolina. Prior year amounts included post-tax income of $2.4 million from the second quarter settlement of a lease for one of the two ProFoods clubs, which were closed in January 2007.

Net income for the third quarter was $28.2 million, or $0.48 per diluted share, this year versus $22.7 million, or $0.35 per diluted share, last year. This year’s results included post-tax expense of $0.5 million related to the club closing and post-tax income of $0.4 million for a state income tax audit settlement.

Net income for the first nine months of this year was $81.9 million, or $1.38 per diluted share, versus $72.6 million, or $1.11 per diluted share, last year. This year’s results included post-tax income of $2.4 million from the second and third quarter tax audit settlements, which were recorded in continuing operations, and post-tax expense of $0.5 million from a third quarter club closing which was recorded in discontinued operations. Last year’s results included post-tax income of $3.6 million from the second quarter tax audit settlements and post-tax income of $0.6 million from the first quarter sale of pharmacy related assets, both of which were recorded in continuing operations, and post-tax income of $2.4 million from the ProFoods lease settlement which was recorded in discontinued operations.

The Company operated 177 BJ’s clubs on November 1, 2008 versus 175 BJ’s clubs on November 3, 2007.

Seasonality

Our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards

See Note 14 in Notes to Consolidated Financial Statements for a summary of recently issued standards.

Liquidity and Capital Resources

Net cash provided by operating activities was $124.2 million in the first nine months of 2008 versus $182.3 million in last year’s comparable period. Cash provided by changes in merchandise inventories, net of accounts payable, decreased by $51.4 million in the first nine months of this year versus an increase of $4.3 million in last year’s comparable period. Average inventory per club increased about 2.9% from last year to support expected strong comp sales. The increase in average inventory was also due to inventory buy-ins and inventory build-up for the expected fourth quarter new club openings. The ratio of accounts payable to merchandise inventories was 68.2% at the end of this year’s third quarter versus 68.8% at the end of last year’s third quarter.

Cash expended for property additions was $90.7 million in this year’s first nine months versus $63.2 million in last year’s comparable period. In this year’s first nine months, we opened one new club, which is owned subject to a ground lease, and started construction on three additional clubs that are expected to open in the fourth quarter. We have also made considerable progress on scheduled club renovations. In last year’s first nine months, we opened three new clubs which are all leased. Our full-year capital expenditures are expected to total approximately $140 to $160 million in 2008. The timing of club and gas station openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

On August 19, 2008, the Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s common stock. During the first nine months of 2008, we repurchased 3,094,599 shares of our common stock for $109.1 million. In last year’s first nine months, we repurchased 3,201,337 shares of our common stock for $110.3 million. As of November 1, 2008, our remaining repurchase authorization from the Board of Directors was $265.6 million. Our full-year common stock repurchases are expected to total approximately $130 to $150 million in 2008.

We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at November 1, 2008. We were in compliance with the covenants and other requirements set forth in our credit agreement at November 1, 2008. See Note 12 for further discussion of our credit agreement.

In addition to the credit agreement, we maintain two separate facilities totaling $95 million for letters of credit, primarily to support the purchase of inventories, of which $20.3 million was outstanding at November 1, 2008, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on April 30, 2009. As of November 1, 2008, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at November 1, 2008, February 2, 2008 and November 3, 2007.

During the third quarter of 2002, we established reserves for our liabilities related to leases for three BJ’s clubs which closed on November 9, 2002. In 2004 and 2005, we made lump sum payments to settle the leases for two of the three closed clubs. Our reserve of $7.5 million as of November 1, 2008 is based on the present value of our rent liability under the lease for the remaining club, including real estate taxes and common area maintenance charges, reduced by estimated future income from subleasing the property. An annual discount rate of 6% was used to calculate the present value of the obligation.

In 2006, we established reserves for our liabilities related to leases for the two ProFoods clubs, which closed in the fourth quarter, and for our Franklin, MA, cross-dock facility, which was relocated to a new facility in Uxbridge, MA, in the second quarter of 2006. We recorded a charge of $25.7 million to close the ProFoods clubs, which included a charge of $8.8 million for lease obligation costs based on the present value of rent liabilities under the two leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated future income from the potential subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of the obligations. As of November 1, 2008, our reserve for ProFoods obligations was $3.2 million.

In connection with the closing of the Franklin, MA, cross-dock facility, we recorded charges of $2.4 million in 2006 for our remaining lease obligations for this property. These charges were based on our rent liabilities under the lease, reduced by future sublease income. Our lease expires in January 2010. As of November 1, 2008, our reserve for these obligations was $0.5 million.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store lease obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $18.1 million at November 1, 2008.

Early in 2004 we were notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, we retained a leading computer security firm to conduct a forensic analysis of our information technology systems with a goal of determining whether a breach had in fact occurred. (See Note 10 for additional information.) We have recorded total charges of $13.0 million to date to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. As of November 1, 2008, the balance in the reserve was $4.4 million, which represented our best estimate of the remaining costs and expenses related to this matter at that time. As of November 21, 2008, the amount of outstanding claims, which are primarily from credit card issuing institutions, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

Cash and cash equivalents totaled $52.8 million as of November 1, 2008. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of our credit agreement. However, we may from time to time seek to obtain additional financing.

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

Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, levels of gasoline profitability; levels of customer demand; economic and weather conditions; state and local regulation in our markets; competitive conditions; our success in settling lease obligations for closed clubs; and our success in settling credit and debit card claims. Each of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

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

We believe that our potential exposure to market risk as of November 1, 2008 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at November 1, 2008. We held no derivatives at November 1, 2008.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 1, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of November 1, 2008, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 1, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchase activity in the quarter ended November 1, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
				(In Thousands)
Aug. 3 – Aug. 30	113,150	$37.82	113,150	$287,170
Aug. 31 – Oct. 4	126,795	38.22	126,795	282,324
Oct. 5 – Nov. 1	496,700	33.74	496,700	265,566

Total for the quarter	736,645	$35.14	736,645	$265,566

We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; additional increases of $100 million each in press releases dated September 26, 2001, August 20, 2002, March 1, 2005, April 5, 2006 and May 23, 2007; an increase of $250 million announced in a press release dated November 20, 2007; and an increase of $200 million announced in a press release dated August 19, 2008. Under the program, repurchases may be made at management’s discretion, in the open market (including through Rule 10b5-1 plans) or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through November 1, 2008, we repurchased approximately 28.4 million shares for a total of $884.4 million, leaving a remaining authorization of $265.6 million.

Item 6 – Exhibits

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

BJ’S WHOLESALE CLUB, INC.
(Registrant)

Date: December 3, 2008	/S/ HERBERT J ZARKIN
Herbert J Zarkin
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

Date: December 3, 2008	/S/ FRANK D. FORWARD
Frank D. Forward
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)