Form 10-K
period 2009-01-31
BJS WHOLESALE CLUB INC
filed 2009-03-27
CIK 1037461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on August 1, 2008 was approximately $2,217,597,000 based on the closing price of $37.71 on the New York Stock Exchange as of such date.

There were 54,703,957 shares of the Registrant’s Common Stock, $.01 par value, outstanding as of March 13, 2009.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders (See Part III of this Form 10-K).

In this report, BJ’s Wholesale Club, Inc. may be referred to as “BJ’s” or the “Company” or “we.”

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club and gasoline station openings and remodelings, expected provision for income taxes, BJ’s reserve for credit and debit card claims, lease obligations in connection with a closed BJ’s club and a closed ProFoods club, and other information with respect to our plans and strategies, including the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) titled “Outlook for 2009.” Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “intends,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth in Item 1A. Risk Factors, and other factors noted in MD&A, particularly those noted under “Critical Accounting Policies and Estimates.” In addition, any forward-looking statements represent our estimates only as of the day this annual report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

PART I

Item 1.	Business

General

BJ’s Wholesale Club (“BJ’s” or the “Company”) introduced the warehouse club concept to New England in 1984 and has since expanded to become a leading warehouse club operator in the Eastern United States. As of January 31, 2009, BJ’s operated 180 warehouse clubs in 15 states. The table below shows the number of Company locations by state.

State	Number of Locations
New York	34
Florida	28
Massachusetts	20
New Jersey	19
Pennsylvania	13
Connecticut	11
Virginia	10
Maryland	9
Georgia	8
North Carolina	8
New Hampshire	6
Ohio	6
Rhode Island	3
Delaware	3
Maine	2

TOTAL	180

On July 28, 1997, BJ’s Wholesale Club, Inc., a Delaware corporation, became an independent, publicly owned entity when Waban Inc. (“Waban”), BJ’s parent company at the time, distributed to its stockholders on a pro rata basis all of the Company’s outstanding common stock. Before that date, BJ’s business had operated as a division of Waban.

The fiscal year ended January 31, 2009 is referred to as “2008” or “fiscal 2008” below. Other fiscal years are referred to in a similar manner.

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

Business Model

We have developed an operating model that we believe differentiates us from our warehouse club competition. First, we place added focus on the individual consumer, our Inner Circle® member, through merchandising strategies that emphasize a customer-friendly shopping experience. Second, by clustering our clubs, we achieve the benefit of name recognition and maximize the efficiencies of our management support, distribution and marketing activities. Finally, we seek to establish and maintain the first or second industry leading position in each major market where we operate. We create an exciting shopping experience for our members with a constantly changing mix of food and general merchandise items and carry a broader product assortment than our warehouse club competitors. By supplementing the warehouse format with aisle markers, express checkout lanes, self-checkout lanes and low-cost video-based sales aids, we make shopping more efficient for our members. For the convenience of our members, we maintain longer hours of operation than our warehouse club competitors. While all warehouse clubs sell merchandise in bulk, BJ’s also offers smaller package sizes that are easier to carry home and store, including sizes that are comparable to those offered in supermarkets. Smaller package sizes can be found in a number of our fresh food categories, including dairy, meat, bakery, fish and produce. We are also the only major warehouse club operator to accept manufacturers’ coupons, which provide added value for our members, and we accept more credit and debit payment options than our warehouse club competitors.

Expansion

Since the beginning of 2003, BJ’s has grown from 140 clubs to 180 clubs in operation at January 31, 2009. We plan to open 6 to 8 new clubs in 2009, including one relocation, all of which will be in existing markets.

Year	Clubs in Operation at Beginning of Year	Clubs Opened During the Year	Clubs Closed During the Year	Clubs in Operation at End of Year
2003	140	10	—	150
2004	150	5	—	155
2005	155	8	—	163
2006	163	9	—	172
2007	172	5	—	177
2008	177	4	1	180

In addition to the club openings shown above, we relocated one club in 2005. The table above excludes the opening of two ProFoods Restaurant Supply clubs in 2004 and the closing of those two clubs in 2006.

Store Profile

As of January 31, 2009, we operated 161 full-sized warehouse clubs that averaged approximately 113,000 square feet and 19 smaller format warehouse clubs that averaged approximately 71,000 square feet. The smaller format clubs are designed to serve markets whose population is not sufficient to support a full-sized warehouse club. Including space for parking, a typical full-sized BJ’s club requires 13 to 14 acres of land. The smaller version typically requires approximately eight acres. Our clubs are located in both free-standing locations and shopping centers.

Construction and site development costs for a full-sized owned BJ’s club generally range from $6 million to $10 million. Land acquisition costs for a club generally range from $5 million to $10 million but can be significantly higher in some urban locations. We also invest $3.5 to $4 million for fixtures and equipment, approximately $2 million for inventory (net of accounts payable) and incur approximately $1.0 million for preopening costs in a new full-sized club. Our large urban clubs generally have higher preopening costs.

Merchandising

We service our existing members and attract new members by providing a broad range of high quality, brand name and private label merchandise at prices that are consistently lower than the prices of traditional retailers, including discount retailers, supermarkets, supercenters and specialty retail operations. We limit the items offered in each product line to fast selling styles, sizes and colors, carrying approximately 7,000 active stockkeeping units (SKUs). By contrast, supermarkets normally carry an average of 45,000 SKUs, and supercenters typically stock up to 125,000 SKUs. We work closely with manufacturers to develop packaging and sizes which are best suited to selling through the warehouse club format in order to minimize handling costs and increase value to our members.

Food accounted for approximately 64% of our merchandise sales in 2008. The remaining 36% consisted of a wide variety of general merchandise items. Food categories at BJ’s include frozen foods, fresh meat and dairy products, beverages, dry grocery items, fresh produce and flowers, canned goods and household paper products. General merchandise includes consumer electronics, prerecorded media, small appliances, tires, jewelry, health and beauty aids, household needs, chemicals, computer software, books, greeting cards, apparel, furniture, toys and seasonal items. We believe that more than 70% of our total products are items that can also be found in supermarkets.

BJ’s consumer-focused private brand products are primarily premium quality and generally are priced well below the top branded competing product. During the year, we consolidated the total number of private brands and SKUs in our clubs and have focused more on our core private brand products that have the highest market share and yield high margins. With this initiative, our private brand products achieved a sales penetration of approximately 11% of food and general merchandise sales in 2008 versus 13% in 2007, while reducing our private brand SKUs by 20%.

We also offer a number of specialty services that are designed to enable members to complete more of their shopping at BJ’s and to encourage more frequent trips to the clubs. Most of these services are provided by outside operators in space leased from BJ’s. Specialty services include full-service optical centers; food courts; full-service Verizon Wireless centers; home improvement services; BJ’s Vacations®; garden and storage sheds; patios and sunrooms; installation of home security systems; a propane tank filling service; an automobile buying service; a car rental service; muffler and brake services operated in conjunction with Monro Muffler Brake, Inc; television and home theater installation; and electronics and jewelry protection plans.

As of January 31, 2009, we had 102 gasoline stations in operation at our clubs. The gas stations are generally self-service, relying on “pay at the pump” technology that accepts credit and debit card transactions. Cash is also accepted at some locations. Both regular and premium gasoline are available. We generally maintain our gas prices below the average prices in each market as a means of illustrating a favorable price image to existing and prospective members.

Our electronic commerce business, bjs.com, provides our members delivery to their home or office of hundreds of BJ’s general merchandise products as well as thousands of additional products generally not found in our clubs. In addition, we offer services such as auto and home insurance, home improvement, travel services, and membership services. Items sold on our website include electronics, computers, office equipment, products for the home, health and beauty aids, sporting goods, outdoor living, baby products, toys and jewelry.

Membership

Paid membership is an essential part of the warehouse club concept. In addition to providing a source of revenue which permits us to offer low prices, membership reinforces customer loyalty. We have two types of members: Inner Circle members and business members. Most of our Inner Circle members are likely to be home owners whose incomes are above the average for the Company’s trading areas. We believe that a significant percentage of our business members also shop BJ’s for their personal needs. We had approximately nine million BJ’s members (including supplemental cardholders) at January 31, 2009.

We generally charge $45 per year for a primary Inner Circle membership that includes one free supplemental membership. Members in the same household may purchase additional supplemental memberships for $20 each. A primary business membership also costs $45 per year and includes one free supplemental membership. Additional supplemental business memberships cost $20 each.

BJ’s Rewards Membership® program, which is geared to high frequency, high volume members, offers a 2% rebate, capped at $500 per year, on generally all in-club purchases. The annual fee for a BJ’s Rewards Membership is $80. At the end of 2008, Rewards Members accounted for approximately 5% of our primary members and approximately 13% of our merchandise sales during the year.

Advertising and Public Relations

We increase customer awareness of our clubs primarily through direct mail, public relations efforts, community involvement, new club marketing programs, and various publications sent to our members periodically throughout the year. We also employ dedicated marketing personnel who solicit potential business members and who contact other selected organizations to increase the number of members. From time to time, we run free trial membership promotions to attract new members, with the objective of converting them to paid membership status, and also use one-day passes to introduce non-members to our clubs. These programs result in very low marketing expenses compared with typical retailers.

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

BJ’s is the only warehouse club operator to accept each of MasterCard®, VISA®, Discover®, American Express® and Revolution Card® chainwide. Our members may also pay for their purchases by cash, check and debit cards.

BJ’s has a co-branded VISA card which is underwritten by a major financial institution on a non-recourse basis. Purchases made at BJ’s with the co-branded VISA card earn a 2% rebate. All other purchases with the BJ’s VISA card earn rebates of 1%. Rebates are issued by the financial institution in the form of BJ’s Bucks® certificates redeemable for merchandise at any BJ’s club.

Information Technology

We continually make investments in information systems and technology. We were the first warehouse club operator to introduce scanning devices which work in conjunction with our electronic point of sale terminals. We have enhanced the efficiency of our checkout process and implemented an on-line refund system at the clubs to more effectively process sales returns. We believe that we are the only operator in the warehouse club industry to offer self-checkout throughout a major portion of its clubs. As of January 31, 2009, we have expanded this technology to over 90% of our BJ’s clubs. This year we implemented a new warehouse management system at our Burlington, New Jersey, cross-dock facility and expect to perform a similar implementation for our Jacksonville, Florida, cross-dock facility in 2009.

Sales data is generally analyzed daily for replenishment purposes. Detailed purchasing data permits the buying staff and club managers to track changes in members’ buying behavior. Detailed shrinkage information by SKU by club allows management to quickly identify inventory shrinkage problems and formulate effective action plans.

Our technology upgrades up to now have focused mostly on our merchandising and logistics systems. In 2007, we conducted a comprehensive review of all our systems and decided to undertake a large scale technology initiative to enhance, upgrade or replace many of our key business operating systems including our sales reporting, financial and membership systems. The project, called the IT Roadmap, is expected to take five to six years to complete, and may take longer. We believe this technology investment is necessary for us to run our business in the future. It will allow us to take advantage of the more forward thinking aspects of marketing, merchandising, and operations, as well as providing easier and more comprehensive access to the information we need to be as efficient and effective as possible in our competitive business.

Competition

We compete with a wide range of national, regional and local retailers and wholesalers selling food and/or general merchandise in our markets, including supermarkets, supercenters, general merchandise chains, specialty chains, gasoline stations and other warehouse clubs, some of which have significantly greater financial and marketing resources than BJ’s. Major competitors that operate warehouse clubs include Costco Wholesale Corporation and Sam’s Clubs (a division of Wal-Mart Stores, Inc.), both of which operate on a multi-national basis.

A large number of competitive membership warehouse clubs exist in our markets. Approximately 85% of our 161 full-sized warehouse clubs have at least one competitive membership warehouse club in their trading areas at a distance of about ten miles or less. Only one of the smaller format clubs has direct competition from other warehouse clubs within ten miles.

We believe price is the major competitive factor in the markets in which we compete. Other competitive factors include store location, merchandise selection, member services and name recognition. We believe our efficient, low-cost form of distribution gives us a significant competitive advantage over more traditional channels of retail distribution.

Seasonality

Our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and net income have been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Employees

As of January 31, 2009, we had approximately 22,000 full-time and part-time employees (“team members”). None of our team members is represented by a union. We consider our relations with our team members to be excellent.

Segments

We operate warehouse clubs, which include the sales of food, general merchandise, gasoline and other specialty businesses. The Company’s club operations, which represent substantially all of the Company’s consolidated sales, earnings and total assets, are its only reportable segment. All of the Company’s operations are domestic. Revenues, profit and losses, and total assets are shown in the Company’s Consolidated Financial Statements set forth in Item 8 of this annual report on Form 10-K.

Available Information

BJ’s makes available free of charge on its internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). Internet users can access this information on BJ’s website at www.bjs.com.

You may read and copy any reports, statements or other information that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding companies that file electronically with the SEC. The address of this Internet site is www.sec.gov.

Certifications

The Company’s Chief Executive Officer and Chief Financial Officer have provided the certifications required by Rule 13(a)-15(f) and 15(d)-15(f) under the Exchange Act, copies of which are filed as exhibits to this Form 10-K. In addition, an annual Chief Executive Officer certification was submitted by the Company’s Chief Executive Officer to the New York Stock Exchange on June 11, 2008, in accordance with the New York Stock Exchange’s listing requirements.

Item 1A.	Risk Factors

The risk factors which appear below could materially affect our business, financial condition and results of operations. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall economic and industry conditions, especially in the Eastern United States where all of our clubs are located, geopolitical events, changes in laws or accounting rules, terrorism, major health concerns or other disruptions of expected economic or business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are not material also may impair our business results of operations and financial condition.

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

Credit May Not Be Available or Affordable

The recent deterioration of the global credit and financial markets may affect our ability to obtain future financing as well as make it more expensive to obtain such financing. While we believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations in the future, we may need to obtain additional resources. We cannot assure you that we can obtain such resources, or obtain them at a reasonable cost. Not obtaining additional credit at a reasonable cost may negatively affect our ability to invest in capital expenditures, repurchase stock, and limit our ability to use operating cash flow in other areas of our business.

New Store Openings are Critical to Our Growth

Our long-term sales and income growth is dependent to a certain degree on our ability to open new clubs and gasoline stations in both existing markets and new markets. We cannot assure you that we will be able to achieve our planned expansion on a timely and profitable basis. Our expansion is dependent on finding suitable locations, which may be affected by local regulations and construction and development costs and competition from other retailers for particular sites. If prospective landlords find it difficult to obtain credit, we may need to own more new clubs in lieu of leasing them. Owned locations require more initial capital, and therefore, such a situation may constrain our growth. In addition, we may not be able to hire, train and retain a suitable work force to staff these locations or successfully integrate new clubs into our existing infrastructure. As a result, we may be unable to open new clubs at the rates expected or operate the clubs in a profitable manner.

Our Business May be Affected by Issues that Affect Consumer Spending

Our results of operations may be affected by changes in economic factors that impact consumer spending. Certain economic conditions such as contraction in the financial markets, deflation, unemployment levels, tax rates, interest rates, energy and transportation costs, insurance and health care costs, and labor costs could reduce consumer spending or cause consumers to shift their spending to our competitors. Reduced consumer spending may result in reduced demand for our items and may also require increased selling and promotional expenses. A reduction or shift in consumer spending could negatively impact our business, results of operations and financial condition.

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

Our quarterly operating results may be adversely affected by a number of factors including losses in new clubs, price changes in response to competitors’ prices, increases in operating costs, weather conditions, natural disasters, local economic conditions and the timing of new club openings and related start-up costs. Our quarterly operating results may also be affected by the volatility in gasoline and energy prices. As a result, our quarterly operating results are not necessarily indicative of the results to be expected for any other quarter.

Certain Legal Proceedings Could Adversely Impact Our Results of Operations

We are involved in a number of legal proceedings involving employment issues, personal injury, product liability, consumer matters, credit card fraud, intellectual property claims and other litigation. Certain of these lawsuits, if decided adversely to us or settled by us, may result in material liability. See “Item 3. Legal Proceedings” and Note F in Notes to Consolidated Financial Statements for additional information. Further, we are unable to predict whether currently unknown claims may be brought against us that could become material.

Union Attempts to Organize Our Team Members Could Disrupt Our Business

In the past, unions have attempted to organize our team members at certain of our clubs and facilities. Our management and team members may be required to devote their time to respond to union activities, which could be distracting to our operations. Future union activities may negatively impact our business and results of operations. Adverse changes in current labor laws in this area could also impact our business if such changes foster further union activity.

Insurance Claims Could Adversely Impact our Results of Operations

We use a combination of insurance and self-insurance plans to provide for potential liability for workers’ compensation, general liability, property, fiduciary liability and employee health care and life insurance claims. Liabilities associated with risk retained by the Company are estimated based on valuation provided by third-party actuaries, historical loss development factors and other assumptions believed to be reasonable under the circumstances. Our results of operations could be adversely impacted if actual future occurrences and claims differ from our assumptions and historical trends.

Product Mix Could Impact our Results of Operations

Changes in our product mix may negatively affect certain financial indicators. For example, we continue to add gas stations to our store base. Prices of gasoline are historically volatile and are subject to fluctuations due to changes in domestic and international supply and demand. Significant changes in gasoline prices may affect our sales and profit margins. Since gasoline generates low profit margin rates as compared to the remainder of our business, we could expect to see our overall gross profit margin rates decline as sales of gasoline increase.

We Depend on Vendors to Supply us with Quality Merchandise at the Right Time and at the Right Price

We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices. We have no assurances of continued supply, pricing, or access to new products, and any vendor could at any time change the terms upon which it sells to us or discontinue selling to us. There is a risk merchandise sold at our clubs may be recalled after being purchased by our members. In addition, sales demands may lead to insufficient in-stock positions of our merchandise.

Currently, one distributor consolidates all of our perishables for shipment to our clubs. While we believe that such a consolidation is in our best interest overall, it does present some additional risk if the distributor ceases to do business with us.

Implementation of Technology Initiatives Could Disrupt our Operations in the Near Term and Fail to Provide the Anticipated Benefits

We have made and will continue to make significant technology investments both in our operations and in our administrative functions. The costs, potential problems and interruptions associated with the implementation of technology initiatives could disrupt or reduce the efficiency of our operations in the near term. In addition, new or upgraded technology might not provide the anticipated benefits; it might take longer than expected to realize the anticipated benefits; the technology might fail or cost more than anticipated.

If We Do Not Maintain the Security of Member-related Information, We Could Damage our Reputation with Members, Incur Substantial Additional Costs and Become Subject to Litigation

As do most retailers and wholesale club operators, we receive certain personal information about our members. In addition, our online operations at www.bjs.com depend upon the secure transmission of confidential information over public networks. Our efficient operation like that of most retailers, requires the transmission of information permitting cashless payments. A compromise of our security systems or those of some of our business partners that results in our members’ personal information being obtained by unauthorized persons could adversely affect our reputation with our members and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations, particularly our online sales operations.

Non-compliance with Privacy and Information Security Laws may Damage Our Business

The use of individually identifiable data by our business is regulated at the federal and state levels. Privacy and information security laws and regulations change, and compliance with them may result in cost increases due to necessary systems changes and the development of new administrative processes. If we fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to additional legal or financial risk as a result of non-compliance.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operated 180 warehouse club locations as of January 31, 2009, of which 118 are leased under long-term operating leases and 48 are owned. We own the buildings at the remaining 14 locations, which are subject to long-term ground leases. A listing of the number of Company locations in each state is shown on page 2.

The unexpired terms of our leases range from approximately 1 to 32 years, and average approximately 11 years. We also have options to renew all but one of our leases for periods that range from approximately 5 to 65 years and average approximately 21 years. These leases require fixed monthly rental payments which are subject to various adjustments. Certain leases require payment of a percentage of the warehouse club’s gross sales in excess of certain amounts. Generally, all leases require that we pay all property taxes, insurance, utilities and other operating costs.

Our home offices in Natick, Massachusetts, occupy a total of 183,750 square feet. The largest lease, for 125,000 square feet, expires on January 31, 2011. A lease for 15,500 square feet expires on December 31, 2013 with the option to extend to 2018, and leases of 41,000 square feet expire on January 31, 2014 with options to extend to 2024. The remaining lease for 2,250 square feet expires on May 31, 2009 and will not be renewed. We own two cross-dock facilities in Uxbridge, Massachusetts and Jacksonville, Florida, which occupy a total of 1,098,000 square feet, and also lease one cross-dock facility in Burlington, New Jersey, which occupies a total of 634,000 square feet, under a lease which expires in 2021, with options to extend this lease through 2041.

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

As described in more detail in Note F to the Financial Statements, BJ’s is subject to various claims relating to fraudulent credit and debit card charges, the cost of replacing cards and related monitoring expenses and other related claims. The Company is unable to predict whether further claims will be asserted. The Company has contested and will continue to vigorously contest the claims made against it and continues to explore its defenses and possible claims against others. The Company has established a reserve on its balance sheet relating to this matter. The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on our consolidated financial position or liquidity.

In November 2008, BJ’s was sued in federal court in Massachusetts in a purported class action brought on behalf of “current and former department and other assistant managers,” in which plaintiffs principally alleged that they have not been compensated for overtime work as required under federal and Massachusetts law. The Complaint seeks unpaid wages, overtime compensation, and benefits; liquidated, consequential, punitive and multiple damages; interest, costs, and attorneys fees; as well as various forms of equitable relief. Caissie v. BJ’s Wholesale Club, Inc., Case No. 3:08cv30220. BJ’s filed its answer to the Complaint on February 25, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of BJ’s security holders during the fourth quarter of the fiscal year ended January 31, 2009.

Item 4A.	Executive Officers of the Registrant

Name	Age	Office and Employment During Last Five Years
Laura J. Sen	52	Chief Executive Officer of the Company since February 2009; President and Director of the Company since January 2008; Chief Operating Officer of the Company (January 2008-January 2009); Executive Vice President, Merchandising and Logistics of the Company (January 2007-January 2008); Principal, Sen Retail Consulting (September 2003-December 2006); Executive Vice President, Merchandising and Logistics of the Company (July 1997-February 2003).

Herbert J Zarkin	70	Chairman of the Board of the Company since July 1997; Chief Executive Officer of the Company (February 2007-January 2009); President of the Company (February 2007-January 2008); Interim Chief Executive Officer of the Company (November 2006-February 2007); President, Chief Executive Officer and Director of Waban (1993-1997); President of the BJ’s Division of Waban (the “BJ’s Division”) (1990-1993). Mr. Zarkin was also Chairman of Waban (later known as House2Home) from July 1997 to June 2002 and was President and Chief Executive Officer of House2Home from March 2000 to September 2001.

Frank D. Forward	54	Executive Vice President, Chief Financial Officer since January 2007; Executive Vice President, Chief Administrative Officer and Interim Chief Financial Officer of the Company (December 2005-January 2007); Executive Vice President and Chief Administrative Officer of the Company (May 2005-December 2005); Executive Vice President and Chief Financial Officer of the Company (July 1997-May 2005).

Thomas F. Gallagher	57	Executive Vice President, Club Operations of the Company since February 2007; Senior Vice President, Director of Field Operations (September 2002-January 2007).

Christina M. Neppl	48	Executive Vice President, Merchandising and Logistics of the Company since January 2008; Senior Vice President, Controller (June 2000-January 2008).

Lon F. Povich	49	Executive Vice President, General Counsel and Secretary of the Company since June 2007; Senior Vice President, General Counsel and Secretary of the Company (February 2007-June 2007); Vice President and General Counsel of The Boston Consulting Group, Inc., a management consulting firm, from February 1996 to February 2007.

All officers serve at the discretion of the Board of Directors and hold office until the first meeting of the Board of Directors following the next annual meeting of shareholders and until their successors are elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BJ’s common stock is listed on the New York Stock Exchange under the symbol “BJ”. The quarterly high and low sales prices for the fiscal years ended January 31, 2009 and February 2, 2008 were as follows:

	Fiscal Year Ended January 31, 2009		Fiscal Year Ended February 2, 2008
Quarter	High	Low	High	Low
First	$40.07	$29.59	$37.35	$30.60
Second	43.08	35.48	39.15	31.88
Third	44.29	30.02	38.89	28.02
Fourth	40.77	28.36	37.93	26.36

The approximate number of stockholders of record at March 13, 2009 was 1,900. BJ’s has never declared or paid any cash dividends on its common stock and has no present plans to do so. For restrictions on the payment of dividends, see Note D of Notes to the Consolidated Financial Statements included elsewhere in this report.

The following table summarizes our share repurchase activity in the quarter ended January 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
Fourth Fiscal Quarter 2008				(Dollars in Thousands)
Nov 2 – Nov 29	19,991	$31.37	19,991	$264,939
Nov 30 – Jan 3	364,867	33.92	364,867	252,564
Jan 4 – Jan 31	1,945,900	30.18	1,945,900	193,828

Total for the quarter	2,330,758	$30.78	2,330,758	$193,828

(1)	We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; and additional increases of $100 million each in press releases dated September 26, 2001, August 20, 2002, March 1, 2005, April 5, 2006, and May 23, 2007; an increase of $250 million announced in a press release dated November 20, 2007; and an increase of $200 million announced in a press release dated August 19, 2008. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through January 31, 2009, we repurchased approximately 30.8 million shares for a total of $956.2 million, leaving a remaining authorization of $193.8 million.

Item 6.	Selected Financial Data

	Fiscal Year Ended
	Jan. 31 2009	Feb. 2 2008	Feb. 3 2007	Jan. 28 2006	Jan. 29 2005
	(53 weeks)
	(Dollars in Thousands except Per Share Data)
Income Statement Data
Net sales	$9,802,237	$8,791,618	$8,280,379	$7,725,414	$7,193,912
Membership fees	177,530	175,782	161,747	149,538	138,986
Other revenues	47,599	47,065	54,496	57,976	57,703

Total revenues	10,027,366	9,014,465	8,496,622	7,932,928	7,390,601

Cost of sales, including buying and occupancy costs	9,003,978	8,090,581	7,601,282	7,063,663	6,590,284
Selling, general and administrative expenses	798,725	724,077	739,702	643,236	595,837
Provision for credit card claims (1)	—	—	2,000	4,000	7,000
Preopening expenses	3,736	4,555	9,524	7,601	13,199

Operating income	220,927	195,252	144,114	214,428	184,281
Interest income, net	764	3,742	2,638	2,742	803
Gain on contingent lease obligations	—	—	3,119	4,494	9,424

Income from continuing operations before income taxes	221,691	198,994	149,871	221,664	194,508
Provision for income taxes	85,871	77,613	57,081	86,407	74,836

Income from continuing operations	135,820	121,381	92,790	135,257	119,672
Income (loss) from discontinued operations, net of income taxes (2)	(1,237)	1,480	(20,774)	(6,724)	(5,271)

Net income	$134,583	$122,861	$72,016	$128,533	$114,401

Income per common share:
Basic earnings per share:
Income from continuing operations	$2.34	$1.91	$1.42	$1.99	$1.72
Income (loss) from discontinued operations	(0.02)	0.02	(0.32)	(0.10)	(0.08)

Net income	$2.32	$1.93	$1.10	$1.89	$1.64

Diluted earnings per share:
Income from continuing operations	$2.30	$1.88	$1.40	$1.97	$1.71
Income (loss) from discontinued operations	(0.02)	0.02	(0.32)	(0.10)	(0.08)

Net income	$2.28	$1.90	$1.08	$1.87	$1.63

Balance Sheet Data
Working capital	$167,776	$198,905	$203,000	$257,503	$208,852
Total assets	2,021,436	2,046,519	1,993,014	1,989,849	1,891,514
Long-term debt and obligations under capital leases	1,148	1,715	2,243	2,737	3,196
Noncurrent closed store lease obligations	9,336	10,633	14,794	8,159	8,870
Other noncurrent liabilities	117,449	107,245	83,377	75,976	73,756
Stockholders’ equity	984,804	980,492	1,019,887	1,015,979	939,167
Clubs open at end of year	180	177	172	163	155

(1)	See Note F of Notes to Consolidated Financial Statements
(2)	See Note B of Notes to Consolidated Financial Statements

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless noted otherwise, the fiscal year ended January 31, 2009 is referred to as “2008.” Other fiscal years are referred to in a similar manner.

General Overview

BJ’s is a leading warehouse club operator in the Eastern United States. As of January 31, 2009, we operated 180 BJ’s warehouse clubs, 102 of which operate gasoline stations, in 15 states.

The success of our business is dependent on our ability to achieve high volumes of sales and rapid inventory turnover, to attract and retain members, and to control costs. We believe that our pricing and cost structure is a major competitive advantage for us.

Our revenues are principally derived from the sale of a wide range of food and general merchandise items, the sale of gasoline and from membership fees.

Paid membership is an essential component in our business. It not only provides a source of revenue, but it also promotes customer loyalty. Membership fees permit us to offer lower prices to our members, encouraging them to shop us more frequently. Member renewal rates are a key performance indicator for us.

Comparable store sales performance is an important measure throughout the retail industry. Our comparable club sales for the last three fiscal years is provided below:

	2008	2007	2006
Merchandise comparable club sales	6.4%	3.0%	0.5%
Impact of gasoline sales	3.0%	1.1%	0.7%
Absence of pharmacy sales	—	(0.4)	—

Comparable club sales	9.4%	3.7%	1.2%

Our low merchandise margin rates drive the high sales volumes that are so critical in our business and allow us to achieve both our top-line and bottom-line objectives. We believe that the cost structure built into our business model puts us among the most efficient in the retail industry. We closely monitor our costs as a percentage of sales, particularly our payroll costs, which comprise the largest portion of our selling, general and administrative expenses.

We place a great deal of emphasis on control of our inventories. Because of our high sales volumes and inventory turns, we are able to generate cash from a large portion of our inventory before we are required to pay our merchandise vendors. The majority of our inventory purchases are routed through our three cross-dock facilities, which were built within the last eight years. We monitor several inventory-related measures, including inventory turns, accounts payable as a percentage of inventories, average inventories per club and shrinkage as a percentage of sales.

Overview of 2008 Operations

Our earnings for 2008 reflected strong sales of merchandise, improved merchandise margins, unusually high gasoline profitability, better merchandise pricing, strong customer counts and controlled inventory management.

We continued to gain market share from other retail channels in 2008. Comparable club sales of food increased by 10% for the year, providing evidence that our members are consistently spending more of their food and consumables budget with us. Sales of perishable food, our highest margin category, continued to outpace all other departments throughout the year, driven by strong demand in produce, meat, bakery, dairy, frozen, deli and prepared foods. Perishables’ comparable club sales were 10% in the first quarter, 12% in the second quarter, 14% in the third quarter and 13% in the fourth quarter.

General merchandise sales results were more mixed as comparable club sales increased approximately 1% for the year. Jewelry, furniture, DVDs and, to a lesser extent, apparel and domestics, had negative comparable club sales for much of the year. On the other hand, computers, video games, toys and small appliances had comparable club sales increases. Our consumer electronics sales benefited from a merchandise re-set that was completed during the third quarter in order to improve visibility of those items during the holiday season. Given the deteriorating state of the general economy, we anticipated softness in general merchandise holiday sales and were able to mitigate inventory risk through conservative ordering and by taking prudent markdowns.

Gasoline sales results were mixed throughout 2008 due to dramatic swings in oil prices that led to turbulent market conditions at the retail level. Gasoline had strong comparable club sales for the first three quarters, but had a negative impact on comparable club sales of nearly 5% in the fourth quarter driven primarily by a large decrease in the average retail price. For the full year, gasoline sales contributed approximately 3% to our 9.4% comparable club sales. Unprecedented market conditions in the third quarter produced an extraordinary level of gasoline income that we do not expect to see in 2009.

We successfully attracted new members, increased renewal rates for existing members and increased comparable club traffic, excluding gasoline, by 5% in 2008. We benefited from the increased productivity of our semi-annual Member Acquisition Programs and did a better job of communicating with our existing members, using a variety of media including a re-vamped quarterly journal, email, coupon books, catalogs and in-club signage. We were also more visible in the community through participation in service initiatives, enhanced outreach to potential business members and more active public relations programs, which resulted in a significant increase in media coverage.

Operationally we maintained the high standards of merchandise presentation and cleanliness throughout our clubs. The clubs kept up with the growing demand for perishables by upgrading or expanding their refrigeration space and by increasing the frequency of deliveries. Training and development continued to be a top priority at all levels. Shrinkage and salvage rates improved, demonstrating strong control in these areas.

We opened four new clubs, including three with new gasoline stations and closed one club in 2008. We also started our work on the IT Roadmap, a multi-year initiative to upgrade or replace vital data center and computer systems. Accomplishments for the year included selecting a new POS system which will go into pilot in 2009, the successful implementation of a warehouse management system at our largest cross-dock, and significant progress toward replacement of our payroll and HR systems.

We continued to buy back BJ’s common stock, repurchasing approximately 5.4 million shares for $180.8 million in 2008.

Outlook for 2009

Our priorities in 2009 will be to continue to increase market share and to invest in growing our chain. For BJ’s, economic downturns create both challenges and opportunities. We are strategically looking to take advantage of this downturn to gain market share and we believe that the market share gains we make during a troubled economy will endure when the economy improves.

We are planning for a 5% to 7% increase in merchandise comparable sales, driven by food and consumables. This is expected to come with an increase in traffic of 4% to 6% and an increase in average sales per transaction of 0% to 2%. This merchandise comparable sales plan is comprised of 6% increases in sales of grocery and consumable items, 10% in perishable sales and flat general merchandise sales. This plan reflects our belief that we still have plenty of merchandising and operational opportunities available to us. Our goal is to be the first stop for grocery shopping, with supermarkets being used for fill-in. We made significant headway toward this goal in 2008 and if we continue that momentum into 2009, the opportunity for market share gains is tremendous without straying from our core warehouse club model.

However, with the prospect of deflation, increased price competition, reduced consumer discretionary spending and tough comparable club sales comparisons, our ability to achieve strong merchandise comparable sales is likely to come at a cost of flat margins.

We expect a slowing in the growth of selling, general and administrative expense dollars from the 10% experienced in 2008 to between 5% and 9% in 2009, owing to unusually high expenses in severance, bonus and sales tax audit settlements in 2008, and the expected increase in Roadmap costs and the unfavorable leveraging impact of opening new clubs in 2009. These items, combined with the expected negative leveraging of selling, general and administrative costs due to lower gasoline sales, drives our SG&A plan as a percent to sales to increase by 20 to 40 basis points.

Capital expenditures are planned at $180 to $200 million dollars. We plan on opening six to eight new clubs, including one relocated club, in 2009. Three of the clubs—Pelham Manor, New York, North Bergen, New Jersey and Clermont, Florida—are scheduled to open in the first half of the year. This return to expansion is expected to drive an increase in membership fee income dollars of 0.5% to 2.0%. We expect preopening expenses to be $7.5 to $8.5 million.

We also plan to make considerable progress in our IT Roadmap initiative during 2009. We have already made significant progress in the design of our new POS system, and expect to have the system in one pilot club by the end of the fiscal year. We are currently building out our new HR and payroll systems, and are planning to go live during Q3. These systems will allow us to offer our team members many more benefits than we currently offer, as well as provide us significant operating efficiencies. Also, we expect to continue the roll out of our new cross-dock management system at our distribution center in Jacksonville, Florida, during the year. Finally, we expect to execute a contract with a datacenter services outsourcing provider during the first quarter, and to transition to this provider at the tail end of 2009 or early 2010. Total Roadmap capital is expected to be approximately $35 million.

We expect to be capital self sufficient in 2009, and to generate net cash flows from operating activities of approximately $230 to $250 million. Reflecting our expectation of lower levels of invested cash, due to share buybacks, and lower interest rates during 2009, we are planning on interest expense of $0.5 to $1.0 million. We have planned for $100 million in share repurchases during 2009 and have purchased approximately $55.6 million as of the date of this filing.

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

Legal Contingencies

As described in more detail in Note F in Notes to Consolidated Financial Statements, BJ’s is subject to various claims relating to fraudulent credit and debit card charges, the cost of replacing cards and related monitoring expenses and other related claims. As required by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”), we accrue a liability if the potential loss for a claim is considered probable and the amount of the loss can be reasonably estimated.

Significant judgment is required in both the determination of probability and the determination as to whether our exposure can be reasonably estimated. In reviewing the reserve relating to the credit card claims, we make significant estimates regarding the claims that have been made for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses, and related fees and expenses. Because of uncertainties related to this matter, accruals are based on information available at the time our financial statements are issued. Periodically, and as additional information becomes available, particularly about the status of various legal cases, we reassess the potential liability and may revise our estimates and adjust our reserve. The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on our consolidated financial position or liquidity.

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

We take physical inventories of merchandise on a cycle basis at every location each year. A second physical inventory is taken at the end of the year at selected locations. We estimate a reserve for inventory shrinkage for the period between physical inventories. This estimate is based on historical results of previous physical inventories, shrinkage trends or other judgments management believes to be reasonable under the circumstances. Our shrink percentage has been less than .25% of sales for the last three years. We have not had material adjustments between our estimated shrink percentages and actual results.

Long-Lived Assets

We review the realizability of our long-lived assets annually and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Current and expected operating results and cash flows and other factors are considered in connection with our reviews. Significant judgments are made in projecting future cash flows and are based on a number of factors, including the maturity level of the club, historical experience of clubs with similar characteristics, recent sales, margin and other trends and general economic assumptions. Impairment losses are measured as the difference between the carrying amount and the fair value of the impaired assets.

Income Tax Reserves

We pay income taxes to federal, state and municipal taxing authorities. We are subject to audit by these jurisdictions and maintain reserves for those uncertain tax positions which we believe may be subject to challenge. Our reserves are based on our estimates of the likely outcome of these audits, and are revised periodically based on changes in tax law and court cases involving taxpayers with similar circumstances.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), as of February 4, 2007, the beginning of fiscal 2007. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on recognition, derecognition, classification, interest and penalties, accounting in interim periods and requires increased disclosures. See Note J in Notes to Consolidated Financial Statements for further discussion of the effect of FIN 48.

Reserves for Closed Store and Facility Lease Obligations

We establish reserves for our lease liabilities upon closing of a club or other facility under lease. The liabilities recorded are based on the present value of rent liabilities under the relevant leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the potential subleasing of the property. An annual discount rate of 6% has been used to calculate the present value of our lease obligations. This rate was based on the incremental borrowing rate for the Company during the weighted average period of time over which our lease obligations are expected to be paid.

A considerable amount of judgment was involved in determining our net liability related to closed club and facility leases, particularly in estimating potential sublease income. Based on our knowledge of real estate conditions in the local markets and our experience in those markets, we assume a period of time it would take to sublease the properties and the amount of potential sublease income for each property. We reassess our liability for closed club and facility leases at least every quarter and adjust our reserves accordingly when our estimates change.

See Notes B and C of Notes to Consolidated Financial Statements for additional information on our closed locations.

Stock-Based Compensation

As described in more detail in Note A to Consolidated Financial Statements, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), at the beginning of fiscal 2006. SFAS 123(R) requires that the cost of our employee stock options and restricted stock awards be reflected in our financial statements based on the estimated fair value of the awards on the grant date. The cost of these awards is recognized over the period during which the employee is required to provide service in exchange for the awards or the requisite service period, which is typically the vesting period.

We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. A discussion of the assumptions we used in applying the Black-Scholes model is contained in Note H in Notes to Consolidated Financial Statements. Certain assumptions and inputs, particularly the market price on the grant date, the expected volatility of our stock and the expected option life, can have a significant effect on the fair value of options granted.

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

It has been our policy to issue treasury shares upon option exercises and upon issuance of restricted stock. We plan to continue to repurchase our stock during 2009 and expect that treasury shares will be issued in connection with stock option exercises and restricted stock awards during that period.

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

Results of Operations

The following table presents income statement data for continuing operations for the last three fiscal years:

	Fiscal Year Ended
	January 31, 2009		February 2, 2008		February 3, 2007
	$	% of Sales	$	% of Sales	$	% of Sales
	(Dollars in Millions except Per Share Amounts)
Net sales	$9,802	100.0%	$8,792	100.0%	$8,280	100.0%
Membership fees	177	1.8	176	2.0	162	1.9
Other revenues	48	0.5	47	0.5	55	0.7

Total revenues	10,027	102.3	9,015	102.5	8,497	102.6

Cost of sales, including buying and occupancy costs	9,004	91.8	8,091	92.0	7,601	91.8
Selling, general and administrative expenses	798	8.1	724	8.2	740	9.0
Provision for credit card claims	—	—	—	—	2	—
Preopening expenses	4	0.1	5	0.1	10	0.1

Operating income	221	2.3	195	2.2	144	1.7
Interest income, net	1	—	4	0.1	3	—
Gain on contingent lease obligations	—	—	—	—	3	0.1

Income from continuing operations before income taxes	222	2.3	199	2.3	150	1.8
Provision for income taxes	86	0.9	78	0.9	57	0.7

Income from continuing operations	$136	1.4%	$121	1.4%	$93	1.1%

Diluted earnings per common share	$2.30		$1.88		$1.40

Number of clubs in operation at year end	180		177		172

Comparison of 2008 to 2007

Net sales increased by 11.5% from 2007 to 2008. The increase in net sales in 2008 was due to comparable club sales increases and the opening of new clubs and gasoline stations. The increase in comparable club sales represented approximately 80% of the total increase in net sales from 2007 to 2008. New clubs and new gasoline stations accounted for the remainder of the increase. Food accounted for approximately 64% of merchandise sales in 2008 versus approximately 62% in 2007.

Comparable club sales increased by 9.4% from 2007 to 2008, including a favorable impact from gasoline sales of 3.0%. On a comparable club basis, food sales increased by approximately 10% and general merchandise sales increased by approximately 1% in 2008 compared to 2007. Departments with strong sales included breakfast needs, computer equipment, dairy, fresh meat, paper products, pet foods, produce, and salty snacks. Departments with weaker sales included cigarettes, DVDs, pre-recorded video, seasonal, and televisions.

Excluding sales of gasoline, traffic on a comparable club basis increased approximately 5% from last year and was essentially flat from 2006 to 2007. The average transaction amount by the same measure increased by approximately 2% from last year versus an increase of approximately 4% from 2006 to 2007.

Membership fee income was $177.5 million in 2008 versus $175.8 million in 2007. The modest increase reflected both the timing and the small number of new club openings in 2008. We opened four new clubs in 2008. Three of the club openings took place in the fourth quarter. Since membership fee income is deferred and recognized over the life of the membership, which is typically twelve months, most of the new club membership fee income won’t be earned until 2009. We also made a decision to lower membership fees in our underperforming Atlanta market at the beginning of the year. While this reduced membership fee income, it helped drive double-digit merchandise sales growth in the Atlanta market.

At the end of 2008, Rewards members accounted for approximately 5% of our primary members, versus approximately 4% at the end of the previous year. Rewards members accounted for approximately 13% of food and general merchandise sales in both 2008 and 2007. In 2008, Inner Circle members renewed at a rate of 83% versus 82% in 2007 while our renewal rate for Business members stayed flat at 87%.

Other revenues increased slightly from $47.1 million in 2007 to $47.6 million in 2008. The increase was driven mainly by increases in propane sales and food court sales, partially offset by a decrease in Pizza Hut sales, as Pizza Hut products were discontinued in all our food courts in 2008.

Cost of sales (including buying and occupancy expenses) was 91.86% of net sales in 2008 versus 92.03% of net sales in 2007. The 17 basis point improvement reflected 21 basis points of increased leveraging of buying and occupancy costs from the increase in net sales and a decrease of 8 basis points due to favorable merchandise margins. These decreases were partially offset by an unfavorable impact from gasoline margin of 12 basis points.

Strong sales of high margin perishables drove the increased merchandise margin rate in 2008, but were partially offset by an unfavorable mix of sales in general merchandise and a higher level of holiday season markdowns compared to the prior year. The falling price of gasoline in the third quarter contributed to significantly higher than usual gas margin rates and a strong increase in gallons sold. The strong sales of low margin gasoline in the first half of the year, however, more than offset the third quarter gains.

To offset some of the volatility in the cost of our retail gasoline sales, beginning in 2006 we have periodically hedged a portion of our anticipated future petroleum product purchases through the use of exchange traded options. We have not designated these contracts as hedges for accounting purposes; therefore we adjust the value of these options contracts to fair market value at the end of each reporting period, with the corresponding gain or loss reflected in cost of sales. In each of 2008 and 2007, we recognized a pretax gain of $104,000 from our gasoline hedging activities. There were no hedging positions open at January 31, 2009 and February 2, 2008.

Selling, general and administrative (“SG&A”) expenses were 8.15% of net sales in 2008 versus 8.24% in 2007. The decrease in the SG&A ratio was due primarily to effective expense control and favorable expense leveraging from our strong sales growth. The largest decrease from the prior year was in club payroll expense of 11 basis points. The largest increase from the prior year was bonus expense of 5 basis points due to strong earnings results.

Total SG&A expenses increased by $74.6 million, or 10.3%, from 2007 to 2008. Payroll and payroll benefits (including stock compensation) increased $57.7 million from the prior year and accounted for 76% of all SG&A expenses in each of 2008 and 2007. The remaining increase in SG&A was due mainly to increases of $8.9 million in credit expenses and $5.4 million in professional services, which includes $4.4 million of expenses for the IT Road Map.

Preopening expenses were $3.7 million in 2008 versus $4.6 million in 2007, which reflects opening four new clubs in 2008 versus five new clubs in 2007.

Interest income, net was $0.8 million in 2008 compared with $3.7 million in 2007. The decrease was due primarily to lower interest rates and secondarily to lower amounts of invested cash. See Note M of Notes to Consolidated Financial Statements for a summary of the components of interest income, net.

Our income tax provision was 38.7% of pretax income from continuing operations in 2008 versus 39.0% in 2007. 2008’s provision reflected the favorable settlements of state income tax audits which reduced our provision for income taxes by $3.3 million. 2007’s provision included the favorable settlement of state income tax audits which reduced our provision by $3.6 million. See Note J of Notes to Consolidated Financial Statements for additional information relating to income taxes.

Income from continuing operations was $135.8 million, or $2.30 per diluted share, in 2008 versus $121.4 million, or $1.88 per diluted share, in 2007. 2008 included post-tax income of $3.3 million, or $0.06 per diluted share, from favorable state income tax audit settlements.

In 2007, income from continuing operations included post-tax income of $3.6 million, or $0.05 per diluted share, from favorable state income tax audit settlements, and $0.6 million, or $0.01 per diluted share, from the sale of pharmacy related assets.

In 2008, we recorded a loss from discontinued operations of $1.2 million, or $0.02 per diluted share, which consisted of a post-tax increase in the reserve for a BJ’s club which closed in 2002 of $0.3 million, post-tax expense of $0.2 million related to a club closing in South Carolina, post-tax operating loss for the South Carolina club of $0.2 million and interest accretion charges related to the partially subleased ProFoods club and the remaining closed BJ’s club.

In 2007, we recorded income from discontinued operations of $1.5 million, or $0.02 per diluted share, which consisted of post-tax income of $2.4 million, primarily resulting from the favorable settlement of a lease for one of the two ProFoods clubs which closed in January 2007 and the subleasing of the other ProFoods location for a portion of its remaining lease term. This income was partially offset by a post-tax increase in the reserve of $0.4 million for a BJ’s club which closed in 2002 and interest accretion charges related to the partially subleased ProFoods club and the closed BJ’s club.

Net income was $134.6 million, or $2.28 per diluted share, in 2008 versus $122.9 million, or $1.90 per diluted share, in 2007.

Comparison of 2007 to 2006

Net sales increased by 6.2% from 2006 to 2007. 2006 was a 53-week fiscal year. The increase in total sales in 2007 was due to comparable club sales increases and the opening of new clubs and new gasoline stations. The increase in comparable club sales represented approximately 59% of the total increase in net sales from 2006 to 2007. New clubs and new gasoline stations accounted for the remainder of the increase. Food accounted for approximately 62% of merchandise sales in 2007 versus approximately 60% in 2006.

Comparable club sales increased by 3.7% from 2006 to 2007, including a favorable impact from gasoline sales of 1.1% and a negative impact from the absence of pharmacy sales of 0.4%. On a comparable club basis, food sales increased by 5.2% and general merchandise sales were approximately flat in 2007 compared to 2006. In food sales we experienced the greatest increases from coffee, frozen and fresh meats, cookies, juices, milk, dairy and produce. Fresh food sales were strong, particularly in produce. In general merchandise, sales of televisions, video games and beauty care products were strong. Weaker categories included jewelry, furniture, prerecorded video and toys.

Excluding sales of gasoline, traffic on a comparable club basis was essentially flat from 2006 to 2007 versus a decrease of approximately 2% from 2005 to 2006. The average transaction amount by the same measure increased by approximately 4% from 2006 to 2007 versus an increase of approximately 3% from 2005 to 2006.

Membership fee income was $175.8 million in 2007 versus $161.7 million in 2006. This increase was due primarily to the membership fee increase that went into effect on January 1, 2006 and to new club members. At the end of 2007, Rewards members accounted for approximately 4% of our primary members, versus approximately 5% at the end of the previous year. Rewards members accounted for approximately 13% of food and general merchandise sales in 2007 and 2006. In 2007, Inner Circle members renewed at a rate of 82% versus 83% in 2006. Business members renewed at a rate of 87% in both 2007 and 2006.

Other revenues decreased from $54.5 million in 2006 to $47.1 million in 2007. The decrease was due to a decrease in Pizza Hut revenue, which stopped being served in the food courts of several clubs in 2007 and eventually all of our clubs in 2008.

Cost of sales (including buying and occupancy expenses) was 92.03% of net sales in 2007 versus 91.80% of net sales in 2006. The increase in the cost of sales ratio was primarily attributable to the impact of gasoline gross margins, which were unfavorable by 20 basis points, offset partially by an improvement of 4 basis points in merchandise gross margins. Buying and occupancy costs, as a percentage of sales, increased in 2007 by 9 basis points over 2006, due mainly to increases in rent, utilities and common area maintenance.

In 2007, we recognized a pretax gain of $104,000 from our gasoline hedging activities versus a pretax loss of $381,000 in 2006. There were no hedging positions open at February 2, 2008 and February 3, 2007.

SG&A expenses were 8.24% of net sales in 2007 versus 8.93% in 2006. The decrease in the SG&A ratio was due primarily to decreases of 23 basis points for savings in pharmacy operating expenses; 22 basis points in payroll expense for the clubs and home office; 10 basis points in asset impairment costs; 8 basis points in professional services costs; 6 basis points in severance costs related to 2006’s corporate restructuring; 6 basis points in advertising; 3 basis points in credit costs. These decreases were partially offset by increased club and home office fringe expenses of 17 basis points, mainly for cash-based incentive pay.

Total SG&A expenses decreased by $15.6 million from 2006 to 2007, due mainly to the 53rd week in 2006 and the factors that decreased SG&A expenses as a percentage of sales. Payroll and payroll benefits excluding pharmacy and including bonuses and severance accounted for 76% of all SG&A expenses in 2007 versus 72% in 2006. Payroll and payroll benefits increased $24.6 million due mainly to the impact of higher than planned bonuses in 2007 versus lower than planned bonuses in 2006. This increase was offset by decreases of $19.4 million related to the closing of pharmacies and $8.0 million associated with long lived asset impairments.

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

Our income tax provision was 39.0% of pretax income from continuing operations in 2007 versus 38.1% in 2006. 2007’s provision reflected the favorable settlement of state income tax audits which reduced our provision for income taxes by $3.6 million. (See Note J of Notes to Consolidated Financial Statements for additional information relating to income taxes.) The benefit of the favorable settlements was more than offset by increased provisions for state and local income taxes due to the adoption of FIN 48 and to certain portions of 2007’s incentive compensation which were not expected to be tax deductible under Section 162(m) of the Internal Revenue Code. 2006’s provision included state income tax credits which we realized in connection with the opening of our new cross-dock facility in Uxbridge, Massachusetts, as well as the nontaxable portion of House2Home bankruptcy recoveries, which had the effect of reducing the income tax provision by $0.3 million.

Income from continuing operations was $121.4 million, or $1.88 per diluted share, in 2007 versus $92.8 million, or $1.40 per diluted share, in 2006.

In 2007, income from continuing operations included the following post-tax income and expense items:

•	Income of $3.6 million, or $0.05 per diluted share, from favorable state income tax audit settlements.

•	Income of $0.6 million, or $0.01 per diluted share, from the sale of pharmacy related assets.

In 2006, income from continuing operations included the following post-tax income and expense items:

•	Expense of $5.2 million, or $0.08 per diluted share, to record impairment of long-lived assets.

•	Expense of $4.3 million, or $0.06 per diluted share, to record the closing of our in-club pharmacies.

•	Expense of $2.9 million, or $0.04 per diluted share, to record severance pay and associated expenses related to our corporate restructuring.

•	Expense of $1.2 million, or $0.02 per diluted share, to increase the reserve for credit card claims.

•	Income of $4.0 million, or $0.06 per diluted share, resulting from the 53rd week of sales.

•	Income of $2.1 million, or $0.03 per diluted share, from House2Home bankruptcy recoveries.

In 2007, we recorded income from discontinued operations of $1.5 million, or $0.02 per diluted share, which consisted of post-tax income of $2.4 million, primarily resulting from the settlement of a lease for one of the two ProFoods clubs which closed in January 2007 and the subleasing of the other ProFoods location for a portion of its remaining lease term. This income was partially offset by a post-tax increase in the reserve of $0.4 million for a BJ’s club which closed in 2002 and interest accretion charges related to the partially subleased ProFoods club and the closed BJ’s club.

In 2006, we recorded a loss from discontinued operations of $20.8 million, or $0.32 per diluted share. This loss consisted of post-tax expenses of $15.2 million incurred in connection with closing the two ProFoods clubs, a net loss of $5.5 million incurred by the ProFoods clubs in 2006 and post-tax income of $0.1 million for our 2008 closed club. The remainder of the loss from discontinued operations was attributable to interest accretion charges related to the BJ’s club which closed in November 2002.

Net income was $122.9 million, or $1.90 per diluted share, in 2007 versus $72.0 million, or $1.08 per diluted share, in 2006.

Seasonality

BJ’s business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recently Issued Accounting Standards

See Note A of Notes to Consolidated Financial Statements for a summary of recently issued standards.

Liquidity and Capital Resources

Net cash provided by operating activities was $223.9 million in 2008 compared with $304.8 million in 2007 and $172.9 million in 2006. The decrease in net cash provided by operating activities in 2008 versus 2007 was due to an increase in inventories net of accounts payable of $46.7 million and higher cash payments for taxes of $30.0 million offset by higher net income of $11.7 million. The remaining balance of the decrease was due to changes in certain balance sheet accounts which were affected by the timing of payments and other factors.

The decrease in cash due to the increase of merchandise inventories net of accounts payable was $18.3 million in 2008 versus a decrease in inventories net of accounts payable of $28.4 million in 2007. 2007 had an extraordinary amount of cash flow due to a successful SKU reduction effort and improved inventory management. The ratio of accounts payable to merchandise inventories was 71.0% at the end of 2007 versus 67.9% at the end of 2008. This decrease reflected the unfavorable impact of decreased fourth quarter sales of gasoline, which has a very fast turning inventory. The mix of our merchandise sales also unfavorably affected the payables ratio as perishable sales, which have shorter average payment terms, grew faster than general merchandise sales, which have longer average payment terms.

Inventories were well controlled at the end of 2008 with the average inventory per club at $4.8 million, or 3.7% below last year. This decrease reflected successful execution by our Merchandising and Logistics teams in managing the number of SKUs and the clearance of seasonal inventories.

The increase of $131.9 million in net cash provided by operating activities in 2007 versus 2006 was due to a decrease in inventories, net of accounts payable, of $67.6 million and a higher net income of $50.8 million. The remaining balance of the increase was related to changes in certain balance sheet accounts which were affected by the timing of payments and other factors.

Cash expended for property additions was $138.0 million in 2008, $89.9 million in 2007 and $190.8 million in 2006. In 2008, we opened four new clubs; one owned, one leased and two owned buildings that are subject to ground leases. Three of the four new clubs in 2008 also have gasoline stations. The remaining increase in capital expenditures compared to 2007 was due to spending on our IT Roadmap technology program and club renovations. In 2007, we opened five new clubs, each of which is leased, and four new gasoline stations. In 2006, we opened nine new clubs, one of which is owned at a location that is subject to a ground lease. The other new clubs are leased. We also opened nine new gasoline stations and our cross-dock facility in Uxbridge, MA, in 2006.

We expect that capital expenditures will total approximately $180 to $200 million in 2009, based on plans to open six to eight new clubs, including one relocation, and increased capital spending on the IT Roadmap. The timing of actual openings and the amount of related expenditures could vary from the estimates above due, among other things, to the complexity of the real estate development process.

In 2008, we repurchased 5,425,357 shares of our common stock for $180.8 million, or an average price of $33.33 per share. In 2007, we repurchased 7,154,898 shares of common stock for $228.8 million, or an average price of $31.98 per share. In 2006, we repurchased 4,166,048 shares of our common stock for $118.4 million, or an average price of $28.43 per share. From the inception of our share repurchase activities in August 1998, we have repurchased a total of $956.2 million of common stock at an average cost of $31.07 per share. As of January 31, 2009, the Company’s remaining repurchase authorization from the Board of Directors was $193.8 million. We intend to continue to repurchase stock in 2009 and have repurchased 1,881,075 shares for $55.6 million since January 31, 2009.

In January 2004, we assumed a real estate mortgage with a principal balance of $4,025,000 in connection with the purchase of a club that was previously leased. This debt carries an interest rate of 7%, is payable in monthly installments maturing on November 1, 2011 and has a significant prepayment penalty. The principal balance at January 31, 2009 was $1.7 million.

We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at January 31, 2009. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date of debt if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at January 31, 2009.

In addition to the credit agreement, we maintain two separate facilities totaling $95 million for letters of credit, primarily to support the purchase of inventories, of which $15.7 million was outstanding at January 31, 2009, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on April 30, 2009. We anticipate that this line will be renewed before it expires. As of January 31, 2009, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at January 31, 2009 and February 2, 2008.

During the third quarter of 2002, we established reserves for our liabilities related to leases for three BJ’s clubs which closed on November 9, 2002. In 2004 and 2005, we made lump sum payments to settle the leases for two of the three closed clubs. In 2008, we recorded pretax expense of $0.5 million to increase our reserve for the remaining BJ’s closed club. Our reserve of $7.9 million as of January 31, 2009 is based on the present value of our rent liability under the lease for the remaining club, including real estate taxes and common area maintenance charges, reduced by estimated future income from subleasing the property. An annual discount rate of 6% was used to calculate the present value of the obligation.

In 2006, we established reserves for our liabilities related to leases for the two ProFoods clubs which closed in the fourth quarter, and for our Franklin, MA, cross-dock facility, which was relocated to a new facility in Uxbridge, MA, in the second quarter. We recorded a charge of $25.7 million to close the ProFoods clubs, which included a charge of $8.8 million for lease obligation costs based on the present value of rent liabilities under the two leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated future income from the potential subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of the obligations. As of January 31, 2009, our reserve for ProFoods obligations was $3.2 million.

In connection with the relocation of our Franklin, MA, cross-dock facility, we recorded charges of $2.4 million in 2006 for our remaining lease obligations for this property. These charges were based on our rent liabilities under the lease, reduced by future sublease income. Our lease expires in January 2010. As of January 31, 2009, our reserve for these obligations was $0.3 million.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $17.6 million at January 31, 2009.

Early in 2004 we were notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, we retained a leading computer security firm to conduct a forensic analysis of our information technology systems with a goal of determining whether a breach had in fact occurred. (See Note F of Notes to Consolidated Financial Statements for additional information.) We have recorded total charges of $13.0 million to date to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. As of January 31, 2009, the balance in the reserve was $4.2 million, which represented our best estimate of the remaining cost and expenses related to this matter at that time. As of March 13, 2009, the amount of outstanding claims, which are primarily from credit card issuing institutions, was approximately $13.0 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others. The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on our consolidated financial position or liquidity.

BJ’s had no significant off-balance sheet arrangements at any time during any of the periods presented in this Form 10-K.

The following summarizes our contractual cash obligations as of January 31, 2009 and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	2009	2010 to 2011	2012 to 2013	2014 and thereafter	Total
	(Dollars in Thousands)
Long-term debt	$669	$1,227	$—	$—	$1,896
Operating leases	155,545	330,591	309,869	1,675,177	2,471,182
Purchase obligations	419,193	—	—	—	419,193
Closed store lease obligations	2,006	3,080	3,113	3,143	11,342
Other long-term liabilities	76	22,447	15,464	38,614	76,601

	$577,489	$357,345	$328,446	$1,716,934	$2,980,214

In the table above, long-term debt consists of a real estate mortgage which matures on November 1, 2011. Amounts for long-term debt include interest as well as principal. We have no obligations under capital leases at January 31, 2009.

Amounts for operating leases reflect future minimum lease payments, excluding insurance, taxes or maintenance costs as disclosed in Note E of Notes to Consolidated Financial Statements. We have options to renew all but one of our leases. The table above does not reflect any lease payments we would make pursuant to such renewal options, except for ground leases that include reasonably assured renewal options.

Approximately 86% of purchase obligations represent future payments for merchandise purchases. The remainder consists primarily of capital commitments and purchased services.

Amounts for closed store lease obligations includes our liabilities on the balance sheet at January 31, 2009 for a closed ProFoods club, a closed cross-dock facility and a closed BJ’s club. Timing of payments was based on our estimates of when these liabilities would likely be satisfied through lease payments, net of estimated potential sublease income.

Amounts for other long-term liabilities consist mainly of payments for self-insured workers’ compensation and general liability claims and for asset retirement obligations, both of which are included on our balance sheet at January 31, 2009. The estimated timing of payments for insurance claims was based primarily on recent payment experience. The timing of asset retirement obligation payments corresponds to the end of the estimated useful life assigned to the assets. Not included in other long-term liabilities in the table above were payments of $33.0 million for our rent escalation liabilities because they are already included in the “operating leases” line, and deferred revenue of $2.5 million, which is not a cash obligation.

As of January 31, 2009 we had accrued $9.2 million of unrecognized tax benefits for uncertain tax positions and related interest under FIN 48. $3.9 million of this amount is classified as current liabilities since it is expected to be paid within twelve months. The remaining $5.3 million is classified as noncurrent liabilities. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations, as the timing of examinations and ultimate resolution of those examinations are uncertain.

Cash and cash equivalents totaled $51.2 million as of January 31, 2009. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations in the future. Although we have not regularly utilized our bank credit agreement, which expires in April 2010, we may from time to time seek to obtain additional financing.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to market risk as of January 31, 2009 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at January 31, 2009. There were also no derivatives at January 31, 2009. See Summary of Accounting Policies—Disclosures about Fair Value of Financial Instruments in Note A in Notes to Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
			(53 weeks)
	(Dollars in Thousands except Per Share Amounts)
Net sales	$9,802,237	$8,791,618	$8,280,379
Membership fees	177,530	175,782	161,747
Other revenues	47,599	47,065	54,496

Total revenues	10,027,366	9,014,465	8,496,622

Cost of sales, including buying and occupancy costs	9,003,978	8,090,581	7,601,282
Selling, general and administrative expenses	798,725	724,077	739,702
Provision for credit card claims	—	—	2,000
Preopening expenses	3,736	4,555	9,524

Operating income	220,927	195,252	144,114
Interest income, net	764	3,742	2,638
Gain on contingent lease obligations	—	—	3,119

Income from continuing operations before income taxes	221,691	198,994	149,871
Provision for income taxes	85,871	77,613	57,081

Income from continuing operations	135,820	121,381	92,790
Income (loss) from discontinued operations, net of income tax benefit of $849, provision of $1,019 and benefit of $14,331, respectively	(1,237)	1,480	(20,774)

Net income	$134,583	$122,861	$72,016

Basic earnings per share:
Income from continuing operations	$2.34	$1.91	$1.42
Income (loss) from discontinued operations	(0.02)	0.02	(0.32)

Net income	$2.32	$1.93	$1.10

Diluted earnings per share:
Income from continuing operations	$2.30	$1.88	$1.40
Income (loss) from discontinued operations	(0.02)	0.02	(0.32)

Net income	$2.28	$1.90	$1.08

Number of common shares for earnings per share computations:
Basic	58,058,061	63,669,088	65,530,278
Diluted	58,948,955	64,557,393	66,387,755

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2009	February 2, 2008
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$51,157	$97,314
Accounts receivable	124,498	115,228
Merchandise inventories	859,520	877,466
Current deferred income taxes	13,936	26,340
Prepaid expenses	27,364	28,991

Total current assets	1,076,475	1,145,339

Property at cost:
Land and buildings	684,807	642,277
Leasehold costs and improvements	220,073	207,071
Furniture, fixtures and equipment	544,744	563,463

	1,449,624	1,412,811
Less: accumulated depreciation and amortization	535,046	538,358

	914,578	874,453
Deferred income taxes	8,033	4,321
Other assets	22,350	22,406

Total assets	$2,021,436	$2,046,519

LIABILITIES
Current liabilities:
Current installments of long-term debt	$567	$529
Accounts payable	583,367	622,965
Accrued expenses and other current liabilities	309,271	277,005
Accrued federal and state income taxes	13,488	44,209
Closed store lease obligations due within one year	2,006	1,726

Total current liabilities	908,699	946,434

Long-term debt, less portion due within one year	1,148	1,715
Noncurrent closed store lease obligations	9,336	10,633
Other noncurrent liabilities	117,449	107,245

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744
Additional paid-in capital	200,973	177,134
Retained earnings	1,351,217	1,239,639
Accumulated other comprehensive loss	(270)	(540)
Treasury stock, at cost, 17,872,220 and 14,027,576 shares	(567,860)	(436,485)

Total stockholders’ equity	984,804	980,492

Total liabilities and stockholders’ equity	$2,021,436	$2,046,519

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
			(53 weeks)
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$134,583	$122,861	$72,016
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit card claims	—	—	2,000
Provision for (reversal of) club closing and impairment costs	1,371	(2,847)	44,444
Depreciation and amortization of property	107,609	106,403	105,253
Loss on property disposals	475	2,052	1,938
Other noncash items (net)	1,261	1,051	1,405
Stock-based compensation expense	19,398	19,018	18,467
Deferred income taxes	8,507	1,213	(28,030)
Excess tax benefit from exercise of stock options	(3,338)	(3,001)	(2,754)
Tax benefit from exercise of stock options	4,441	4,096	4,570
Increase (decrease) in cash due to changes in:
Accounts receivable	(9,270)	(13,733)	(60)
Merchandise inventories	17,946	(26,564)	(37,632)
Prepaid expenses	1,627	(2,117)	(8,679)
Other assets	(23)	600	(649)
Accounts payable	(36,218)	54,986	(1,611)
Changes in book overdrafts	(3,380)	7,573	5,049
Accrued expenses	4,945	13,881	14,627
Accrued income taxes	(30,721)	132	(16,942)
Closed store lease obligations	(2,269)	(3,309)	(1,138)
Other noncurrent liabilities	6,997	22,516	615

Net cash provided by operating activities	$223,941	$304,811	$172,889

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	$(138,039)	$(89,857)	$(190,758)
Proceeds from property disposals	8,722	118	91
Purchase of marketable securities	(245)	(1,510)	(917)
Sale of marketable securities	349	1,614	536

Net cash used in investing activities	$(129,213)	$(89,635)	$(191,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit from exercise of stock options	$3,338	$3,001	$2,754
Repayment of long-term debt	(529)	(492)	(461)
Dividends paid	(25)	(25)	(25)
Proceeds from issuance of common stock	26,494	49,405	28,050
Repurchase of common stock	(170,163)	(225,628)	(118,446)

Net cash used in financing activities	$(140,885)	$(173,739)	$(88,128)

Net increase (decrease) in cash and cash equivalents	$(46,157)	$41,437	$(106,287)
Cash and cash equivalents at beginning of year	97,314	55,877	162,164

Cash and cash equivalents at end of period	$51,157	$97,314	$55,877

Supplemental cash flow information:
Treasury stock issued for compensation plans	$17,723	$26,852	$9,679
Interest paid, net of capitalized interest	284	552	571
Income taxes paid	107,236	77,287	87,722
Noncash financing and investing activities:
Addition of asset retirement costs	2,452	474	4,233

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Stockholders’ Equity
	Common Stock						Treasury Stock
	Shares	Amount					Shares	Amount
					(In Thousands)
Balance, January 28, 2006	74,410	$744	$132,781	$(1,797)	$1,105,913	$—	(7,017)	$(221,662)	$1,015,979
Comprehensive Income:
Net income	—	—	—	—	72,016	—	—	—	72,016
FAS 158 adjustment, net of tax of $498	—	—	—	—	—	(723)			(723)

Comprehensive income									71,293
Issuance of common stock	—	—	4,569	—	(19,767)	—	1,553	47,817	32,619
Dividends paid	—	—	—	—	(25)	—	—	—	(25)
Repurchase of common stock	—	—	—	—	—	—	(4,166)	(118,446)	(118,446)
Elimination of unearned compensation	—	—	(1,797)	1,797	—	—	—	—	—
Stock compensation expense	—	—	18,467	—	—	—	—	—	18,467

Balance, February 3, 2007	74,410	$744	$154,020	$—	$1,158,137	$(723)	(9,630)	$(292,291)	$1,019,887
Comprehensive Income:
Net income	—	—	—	—	122,861	—	—	—	122,861
Postretirement medical plan adjustment, net of tax of $125	—	—	—	—	—	183	—	—	183

Comprehensive income									123,044
Issuance of common stock	—	—	4,096	—	(35,182)	—	2,757	84,587	53,501
Dividends paid	—	—	—	—	(25)	—	—	—	(25)
Cumulative effect of the adoption of FIN 48	—	—	—	—	(6,152)	—	—	—	(6,152)
Repurchase of common stock	—	—	—	—	—	—	(7,155)	(228,781)	(228,781)
Stock compensation expense	—	—	19,018	—	—	—	—	—	19,018

Balance, February 2, 2008	74,410	$744	$177,134	$—	$1,239,639	$(540)	(14,028)	$(436,485)	$980,492
Comprehensive Income:
Net income	—	—	—	—	134,583	—	—	—	134,583
Postretirement medical plan adjustment, net of tax of $185	—	—	—	—	—	270	—	—	270

Comprehensive income									134,853
Issuance of common stock	—	—	4,441	—	(22,980)	—	1,581	49,474	30,935
Dividends paid	—	—	—	—	(25)		—	—	(25)
Repurchase of common stock	—	—	—	—	—	—	(5,425)	(180,849)	(180,849)
Stock compensation expense	—	—	19,398	—	—	—	—	—	19,398

Balance, January 31, 2009	74,410	$744	$200,973	$—	$1,351,217	$(270)	(17,872)	$(567,860)	$984,804

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements of BJ’s Wholesale Club, Inc. (“BJ’s” or the “Company” or “we”) include the financial statements of all of the Company’s subsidiaries, all of whose common stock is wholly owned by the Company.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. The fiscal years ended January 31, 2009 and February 2, 2008 each included 52 weeks. The fiscal year ended February 3, 2007 included 53 weeks. A majority of our income and expense items were affected directly by the 53rd week in 2006. These would include sales, gross profit, inventory shrinkage, membership fee revenues, gasoline income, payroll, payroll benefits, utilities, and all other variable club operating expenses. Expenses that were not affected by the 53rd week included rent, common area maintenance, depreciation and real estate taxes.

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

Cash Equivalents and Marketable Securities

We consider highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Investments with maturities exceeding three months are classified as marketable securities. We had no marketable securities at January 31, 2009 and February 2, 2008.

Accounts Receivable

Accounts receivable consist primarily of credit card receivables and vendor rebates and allowances and are stated net of allowances for doubtful accounts of $1,069,000 at January 31, 2009 and $1,502,000 at February 2, 2008. The determination of the allowance for doubtful accounts is based on BJ’s historical experience applied to an aging of accounts and a review of individual accounts with a known potential for write-off.

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

We capitalize certain computer software costs incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are included in furniture, fixtures, and equipment and amortized on a straight-line basis over the estimated useful lives of the software.

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

We recorded pretax asset impairment charges of $131,000 in 2008, $357,000 in 2007, and $8,747,000 in 2006 to write down leasehold improvements and certain fixtures and equipment to fair value at underperforming clubs that were projected to have cash flow losses. The fair value of the assets was based primarily on past experience in disposing of similar assets. Asset impairment charges are included in selling, general and administrative expenses.

Self-Insurance Reserves

We are primarily self-insured for worker’s compensation and general liability claims. Reported reserves for these claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims.

Revenue Recognition

We recognize revenue from the sale of merchandise, net of estimated returns, at the time of purchase by the customer in the club. In the limited instances when the customer is not able to take delivery at the point of sale, revenue from the sale of merchandise is not recognized until title and risk of loss pass to the customer. For sales of merchandise on our website, revenue is also recognized when title and risk of loss pass to the customer, which is normally at the time the merchandise is received by the customer. Membership fee revenue is recognized on a straight-line basis over the life of the membership, which is typically twelve months.

The Company’s Rewards members qualify for a 2% reward (which can only be redeemed at BJ’s clubs), up to a maximum of $500 per year, on all qualified purchases made at BJ’s. The Company accounts for this 2% reward as a reduction in sales, with the related liability being classified within other current liabilities. The reduction in sales for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007, and the related liability as of those dates were as follows:

	2008	2007	2006
	(Dollars in Thousands)
Rewards earned	$18,337	$17,100	$15,822
Liability for unredeemed awards	6,431	5,898	4,268

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

The years ended January 31, 2009 and February 2, 2008 were 52-week years. Sales for the 52 weeks ended January 31, 2009 were compared with sales for the 52 weeks ended February 2, 2008 to determine comparable club sales information for the fiscal 2008 year. The year ended February 3, 2007 was a 53-week year. Sales for the 52 weeks ended February 2, 2008 were compared with sales for the 52 weeks ended February 3, 2007 to determine comparable club sales information for the fiscal 2007 year.

Warranty Programs

We offer an extended warranty on tires sold at our clubs, under which BJ’s customers receive tire repair services or tire replacement in certain circumstances. We have insured this liability through a third party and, therefore, retain no liability in connection with the tire warranty program other than for the premiums paid to the third-party carrier. As we are the primary obligor in these arrangements, associated revenue is deferred and amortized over the warranty period. We also offer extended warranties on certain types of products such as electronics and jewelry. These warranties are provided by a third party at fixed prices to BJ’s. We retain no liability to satisfy warranty claims under these arrangements. We are not the primary obligor under these warranties, and as such record revenue on these arrangements at the time of sale. Revenue from all warranty sales is included in Other revenues on the income statement.

Presentation of Sales Tax Collected from Customers and Remitted to Governmental Authorities

In the ordinary course of business, we collect sales tax on items purchased by our members that are taxable in the jurisdictions when the purchases take place. These taxes are then remitted to the appropriate taxing authority. We exclude these taxes collected from revenues in our financial statements.

Vendor Rebates and Allowances

We receive various types of cash consideration from vendors, principally in the form of rebates based on purchasing or selling certain volumes of product; time-based rebates or allowances, which may include product placement allowances or exclusivity arrangements covering a predetermined period of time; price protection rebates and allowances for retail price reductions on certain merchandise; and salvage allowances for product that is damaged, defective or becomes out-of-date. We recognize such vendor rebates and allowances based on a systematic and rational allocation of the cash consideration offered to the underlying transaction that results in progress by BJ’s toward earning the rebates and allowances, provided the amounts to be earned are probable and reasonably estimable. Otherwise, rebates and allowances are recognized only when predetermined milestones are met. We recognize product placement allowances as a reduction of cost of sales in the period in which we complete the arranged placement of the product. Time-based rebates or allowances are recognized as a reduction of cost of sales over the performance period on a straight-line basis. All other vendor rebates and allowances are realized as a reduction of cost of sales when the merchandise is sold or otherwise disposed.

We also receive cash consideration from vendors for demonstrating their products in the clubs and for advertising their products, particularly in the BJ’s Journal, a publication sent to a subset of BJ’s members periodically throughout the year. In both cases, such cash consideration is recognized as a reduction of selling, general and administrative (“SG&A”) expenses to the extent it represents a reimbursement of specific, incremental and identifiable SG&A costs incurred by BJ’s to sell the vendors’ products. If the cash consideration exceeds the costs being reimbursed, the excess is characterized as a reduction of cost of sales. Cash consideration for product demonstrations is recognized in the period during which the demonstrations are performed. Cash consideration for advertising vendors’ products is recognized in the period in which the advertising takes place.

Manufacturers’ Incentives Tendered by Consumers

We follow the provisions of EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers” (“EITF 03-10”), which provides guidance for the reporting of vendor consideration received by a reseller as it relates to manufacturers’ incentives (such as rebates or coupons) tendered by consumers. We include such vendor consideration in revenues only if all of the criteria defined in EITF 03-10 are met. Otherwise, such consideration is recorded as a decrease in cost of sales.

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

Advertising Costs

Advertising costs generally consist of promoting new memberships and new store openings and also typically include television and radio advertising (some of which is vendor-funded). BJ’s expenses advertising costs as incurred. Advertising expenses were less than 0.35% of net sales in each of the last three years.

Legal Costs

Legal costs expected to be incurred in connection with a loss contingency are recognized at the same time that the loss contingency meets the criteria to be recorded.

Stock-Based Compensation

As of January 31, 2009, we had one stock-based employee compensation plan, which is described more fully in Note H. We adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), as of January 29, 2006, the beginning of the first quarter of 2006. We used the modified prospective application (“MPA”) transition method in implementing the new standard. Under the MPA method we are recognizing stock-based compensation cost for all awards granted on or after the adoption date and for any portion of awards granted before the adoption date that had not vested by the date we adopted SFAS 123(R). Measurement and attribution of compensation cost for those existing awards are based on the original grant-date fair value and the same attribution methods we used for pro forma disclosure under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), in prior years. As of the adoption date, we discontinued our past practice of recognizing forfeitures only as they occur, and during the remaining vesting period, we are estimating forfeitures for those earlier awards and are truing up our estimates so that compensation cost is recognized only for awards that vest. We evaluate the need to change our forfeiture estimates at the end of each quarter and true up our estimates at the end of each fiscal year. Because we are using the MPA method, we did not restate prior year financial statements.

We elected the “Short Cut” method of Financial Staff Position FAS 123(R)-3 to calculate our historical pool of windfall tax benefits. The gross amount of windfall tax benefits resulting from the exercise of stock options is reported in the financing activities section of the cash flow statement. If applicable, gross tax shortfalls are classified in the operating activities section of the cash flow statement.

Most of BJ’s stock option awards specify that eligible participants whose employment terminates on or after their normal retirement date (as defined) may exercise options within the period of one year following their termination. Shares continue to become exercisable during this period in accordance with the stock option agreement. Notwithstanding the foregoing, options are not exercisable after the end of the contractual term of the option. For pro forma reporting purposes under SFAS 123, we recognized compensation cost for this type of arrangement over the nominal vesting period (the “nominal vesting period approach”). Issue 19 of EITF Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB 25 and FIN 44” (“EITF 00-23”), and paragraph 27 of SFAS 123 specify that an award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”).

We will continue to follow the nominal vesting period approach for the remaining portion of unvested outstanding awards granted prior to adopting SFAS 123(R). Upon adopting SFAS 123(R), we are applying the non-substantive vesting period approach described in paragraphs A57-58 of SFAS 123(R) to new grants that have retirement eligibility provisions. Applying the non-substantive vesting period approach instead of the nominal vesting period approach would have decreased post-tax stock option expense by $0.6 million in 2008 and $0.7 million in both 2007 and 2006.

Our pro forma disclosures did not include capitalized stock-based compensation costs because such amounts were not material.

Disclosures about Fair Value of Financial Instruments

The carrying amount of long-term debt, including current installments, was $1,715,000 and $2,244,000 as of January 31, 2009 and February 2, 2008, respectively. The fair value of this debt was $1,817,000 and $2,317,000 as of January 31, 2009 and February 2, 2008, respectively. Fair value was based on our estimate of current rates on debt with similar remaining maturities for companies with credit ratings similar to BJ’s.

New Accounting Pronouncements

•

Effective February 3, 2008 (the first day of our 2008 fiscal year), we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FASB 157”). FASB 157 provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one-year deferral of the effective date of FASB 157 for non-financial assets and non-financial liabilities except those that are recognized or disclosed in the financial statements at fair value at least annually.

The adoption of FASB 157 for our financial assets and financial liabilities did not have a material impact on our financial statements. We do not expect that the implementation of this standard for nonfinancial assets and nonfinancial liabilities will have a material effect on our financial statements upon full adoption in 2009.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FASB 157-3”). FASB 157-3 clarifies the application of FASB 157 when the market for a financial asset is inactive. The guidance in FASB 157-3 is effective immediately and had no effect on our financial statements.

•

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“FASB 141(R)”). The provisions, which change the way companies account for business combinations, are effective at the beginning of fiscal 2009. FASB 141(R) requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors to understand the nature and financial effect of the business combination. We do not expect the adoption of this statement to have an impact on our financial statements.

•

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“FASB 160”). FASB 160 requires that noncontrolling interests in subsidiaries be reported in the equity section of the company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. FASB 160 will be effective at the beginning of fiscal 2009. We do not expect the adoption of this statement to have an impact on our financial statements.

•

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FASB 161”). FASB 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance, and cash flows. FASB 161 will become effective at the beginning of fiscal 2009. We do not expect the adoption of this statement to have a material impact on our financial statements.

•

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FASB 132(R)-1”). FASB 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan and will become effective at the beginning of fiscal 2010. We do not expect the adoption of this statement to have a material impact on our financial statements.

Revisions

The classification of certain amounts in the prior year’s financial statements has been revised to conform to the current year presentation. Within the Statement of Income we have revised the classification of a number of miscellaneous revenues that had been previously reported on a net basis in “Selling, general and administrative expenses” to “Other revenues” and “Cost of sales, including buying and occupancy costs”. Additionally, the membership fees component of our previously disclosed “Membership fees and other” is now classified in its own line and the remainder of the former “Membership fees and other” line now resides in “Other revenues”. Please refer to the Current Report on Form 8-K submitted on November 19, 2008 for further information on these revised classifications.

B.	Discontinued Operations

The following tables summarize the activity for the years ended January 31, 2009 and February 2, 2008 associated with our discontinued operations, which consist of the closing of both our ProFoods clubs in January 2007, three BJ’s clubs in 2002 and one BJ’s club in 2008 (dollars in thousands):

	Discontinued Operations
	Liabilities February 2, 2008	Increases To Reserves	Reductions	Liabilities January 31, 2009	Cumulative Charges To Date, Net
ProFoods clubs	$3,439	$178	$(464)	$3,153	$22,198
BJ’s clubs—2002	8,128	944	(1,247)	7,825	26,490
BJ’s club—2008	—	404	(354)	50	404

Total	$11,567	$1,526	$(2,065)	$11,028	$49,092

Current portion	$1,560			$1,692
Long-term portion	10,007			9,336

Total	$11,567			$11,028

	Discontinued Operations
	Liabilities February 3, 2007	Increases To Reserves	Reductions	Liabilities February 2, 2008
ProFoods clubs	$8,750	$318	$(5,629)	$3,439
BJ’s clubs	8,294	1,082	(1,248)	8,128

Total	$17,044	$1,400	$(6,877)	$11,567

Current portion	$3,077			$1,560
Long-term portion	13,967			10,007

Total	$17,044			$11,567

Closure of ProFoods

In fiscal 2005, we began testing a concept that was new to BJ’s by opening two new clubs in the Metro New York market exclusively for food service businesses under the name ProFoods Restaurant Supply (“ProFoods”).

Both ProFoods clubs were closed in the fourth quarter ended February 3, 2007. The operating results of these clubs are included in discontinued operations for all periods presented. In 2006, ProFoods incurred a pretax loss of $9.2 million and had revenues of $43.8 million. We also recorded a pretax charge of $25.7 million to close these clubs in the fourth quarter of 2006. This charge consisted mainly of fixed asset write-downs of $14.0 million, lease obligation costs of $8.8 million and $1.0 million for employee termination benefits.

During the second quarter of 2007, we settled the lease for one of the two closed ProFoods locations, and subleased the other ProFoods location for a portion of its remaining lease term. As a result of the ProFoods lease settlement we recorded pretax income of $4.0 million and reduced our reserve by the same amount. The remainder of the reserve reductions of approximately $1.6 million consisted of lease obligation payments and increases to the reserve consisted of interest accretion charges.

In 2008, increases to the reserve consisted of interest accretion charges and reductions to the reserve consisted of lease obligation payments. ProFoods clubs’ reserves as of January 31, 2009 were related to lease obligation costs for the remaining club under lease, reduced by the estimated sublease rentals.

2002 Closure of Three BJ’s Locations

On November 9, 2002, we closed both of our clubs in the Columbus, Ohio, market and a club in North Dade, Florida. The operating results of these clubs are presented in discontinued operations in the statements of income for all periods presented.

In 2004 and 2005, we made lump sum payments to settle two of the three leases. The reserve for BJ’s closed clubs at January 31, 2009 was related to the lease obligations for the remaining closed club.

In 2007, based on our evaluation of the status of the remaining closed club, we recorded a pretax charge of $0.6 million to increase our reserve for this club. We recorded a similar increase of $0.5 million in 2008. Interest accretion charges were $0.4 million in each of 2008 and 2007. Reductions to the reserve consisted of lease obligation payments of $1.2 million in each of 2008 and 2007.

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

2008 Closure of One BJ’s Location

On October 7, 2008, we sold our owned club in Greenville, South Carolina, for $8.5 million and subsequently ceased operations on October 14, 2008. The operating results of the club are presented in discontinued operations in the statements of income for all periods presented. For 2008, 2007 and 2006, the club had total revenues of $17.7 million, $23.6 million and $23.8 million, respectively. The club had a pretax operating loss of $0.4 million in 2008 and pretax operating income of $39,000 and $0.3 million in 2007 and 2006, respectively. We recorded a pretax loss of $0.4 million this year to close the club. The loss consisted mainly of a $0.3 million loss on inventory liquidation, $0.2 million for employee termination benefits, $0.2 million for membership refunds, $0.2 million in other exit costs, offset by a $0.5 million gain on the sale of fixed assets. The remaining reserve balance at January 31, 2009 consisted of insubstantial exit costs that are expected to be paid in the first quarter of 2009.

C.	Restructuring Activities

The following tables summarize the activity for the years ended January 31, 2009 and February 2, 2008 associated with our 2006 restructuring activities, which consisted of the relocation of our Franklin, MA, cross-dock facility to a new facility in Uxbridge, MA, in July 2006, and the closing of all of BJ’s 46 in-club pharmacies. All pharmacies were closed by February 21, 2007 (dollars in thousands):

	Restructuring Activities
	Liabilities February 2, 2008	Increases To Reserves	Reductions	Liabilities January 31, 2009	Cumulative Charges To Date
Franklin relocation	$792	$—	$(478)	$314	$1,205

Current portion	166			314
Long-term portion	626			—

Total	$792			$314

	Restructuring Activities
	Liabilities February 3, 2007	Increases To Reserves	Reductions	Liabilities February 2, 2008
Franklin relocation	$1,939	$—	$(1,147)	$792
Pharmacy closings	50	1,316	(1,366)	—

Total	$1,989	$1,316	$(2,513)	$792

Current portion	1,162			166
Long-term portion	827			626

Total	$1,989			$792

Franklin Cross-dock Relocation

In connection with vacating the Franklin cross-dock facility in 2006, we established reserves of $2.4 million for our remaining lease liabilities for this property. The charges for this reserve were based on our rent liabilities under the lease, reduced by estimated potential sublease rentals, and were recorded in SG&A expenses. In the second quarter of 2007, we subleased the Franklin facility for a portion of its remaining lease term at a rate favorable to our initial estimate of sublease income. As a result, we recorded income of $0.7 million and reduced the reserve by the same amount. The remaining reserve reductions in 2007 consisted of lease payments.

In the second quarter of 2008, we subleased this facility for an additional portion of its remaining lease term. As a result, we recorded income of $0.4 million and reduced the reserve by the same amount. In 2008, we paid lease obligations of $0.1 million. The remaining liability for this facility is included in current closed store lease obligations in the balance sheet since our lease expires in January 2010. We do not expect any material future expense related to the Franklin facility.

Closure of BJ’s Pharmacies

On January 4, 2007, we announced our plans to close all 46 of our in-club pharmacies because of their disappointing sales and profitability results, lower than expected growth in new prescriptions and because of an increasingly competitive landscape. Fourteen of our pharmacies were closed by the end of the fiscal year ended February 3, 2007. The last of the remaining pharmacies closed on February 21, 2007. The operating results of the pharmacies are included in continuing operations. The pretax loss of $7.2 million, which we incurred in the fourth quarter of 2006 to close the pharmacies, consisted mainly of fixed asset write-downs of $4.2 million and employee termination benefits of $2.7 million.

In 2007, we recorded $1.0 million of pharmacy-related pretax income, primarily composed of $2.4 million of proceeds received from the sale of prescription files and inventory, offset by payments of $1.4 million, which were related to the removal of fixtures. Income and expense items related to the pharmacy closings were recorded in SG&A expenses. No liability remains in the pharmacy closing reserve as of January 31, 2009. We do not expect to record any further adjustments in connection with the pharmacy closings.

D.	Debt

As of January 31, 2009, long-term debt, less the portion due within one year, consisted entirely of real estate debt, bearing interest at 7%, maturing through November 1, 2011. The aggregate maturities of long-term debt outstanding at January 31, 2009 were as follows:

Fiscal Years Ending	Dollars In Thousands
January 29, 2011	$608
January 28, 2012	540

Total	$1,148

Real estate debt was collateralized by land and buildings with a net book value of $10,232,000.

We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at January 31, 2009. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement.

In addition to the credit agreement, we maintain two separate facilities totaling $95 million for letters of credit, primarily to support the purchase of inventories, of which $15.7 million was outstanding at January 31, 2009, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on April 30, 2009. We anticipate that this line will be renewed before it expires. As of January 31, 2009, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at January 31, 2009 and February 2, 2008.

E.	Commitments and Contingencies

We are obligated under long-term leases for the rental of real estate. In addition, we are generally required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales in excess of certain amounts, or other factors. Many of our leases require escalating payments during the lease term. Rent expense for such leases is recognized on a straight-line basis over the lease term. The initial primary term of our real estate leases (excluding ground leases) ranges from 4 to 25 years. Most of these leases have an initial term of 20 years. The initial primary term of our ground leases ranges from 15 to 44 years, and averages approximately 25 years. As of January 31, 2009, we have options to renew all but one of our leases for periods that range from 5 to 65 years, and average approximately 21 years. Future minimum lease payments as of January 31, 2009 were:

Fiscal Years Ending	Dollars in Thousands
January 30, 2010	$155,545
January 29, 2011	164,797
January 28, 2012	165,794
February 2, 2013	158,944
February 1, 2014	150,925
Later years	1,675,177

Total	$2,471,182

The payments above do not include future payments due under the leases for one remaining ProFoods club, which closed in 2006, one cross-dock facility, which also closed in 2006, and one BJ’s club, which closed in November 2002. Rent liabilities for the closed locations are included in current and noncurrent closed store lease obligations in the balance sheets (see Notes B and C for additional information).

Rental expense under operating leases (including contingent rentals, which were not material) amounted to $148,788,000, $142,213,000 and $131,725,000 in 2008, 2007 and 2006, respectively.

We are involved in various legal proceedings that are typical of a retail business. Although it is not possible to predict the outcome of these proceedings or any related claims, we believe that such proceedings or claims will not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

As permitted by Delaware law, BJ’s has entered into agreements whereby it indemnifies its directors and officers for certain events or occurrences while the director or officer is or was serving, at the Company’s request, in such capacity. The maximum potential amount of future payments that BJ’s could be required to make under these agreements is not limited. However, BJ’s carries insurance for current and former directors and officers that covers its exposure up to certain limits. As a result of our insurance coverage, we believe that the estimated fair value of our indemnification agreements with directors and officers is minimal. No liabilities have been recorded for these agreements as of January 31, 2009 nor have any claims been made.

F.	Provision for Credit Card Claims

Early in 2004, we were notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, we retained a leading computer security firm to conduct a forensic analysis of our information technology systems with a goal of determining whether a breach had in fact occurred. While no conclusive evidence of a breach was found, the computer security firm concluded that: (1) our centralized computer system that serves as the aggregation point for all BJ’s credit and debit card transactions chain-wide had not been breached and (2) any breach would have likely occurred in a more decentralized fashion involving club-level systems. On March 12, 2004, after our receipt of the computer security firm’s preliminary report of findings, we issued a public statement alerting consumers to the potential security breach. On August 5, 2008, the U.S. Attorney’s Office in Boston charged 11 individuals with allegedly breaching the credit card security systems of a number of retailers, including BJ’s in 2004.

To date, we have recorded total pretax charges of $13.0 million to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. No charges have been recorded in connection with this matter since 2006. As of January 31, 2009, the balance in the reserve was $4.2 million, which represented our best estimate of the remaining costs and expenses related to this matter. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

We are under an obligation to indemnify our credit card acquirer, Fifth Third Bank, for losses incurred in the performance of their services. Fifth Third and BJ’s are subject to the same claims in this matter. As such, and to mitigate Fifth Third’s past costs of defense, during 2008 we entered into an agreement with Fifth Third whereby we share Fifth Third’s past costs of defense related to certain of the claims.

As of March 13, 2009, the amount of outstanding claims, which are primarily from credit card issuing institutions, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others.

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

We repurchased 5,425,357 shares of our common stock for $180,849,000 in 2008, 7,154,898 shares of our common stock for $228,781,000 in 2007, and 4,166,048 shares for $118,446,000 in 2006. As of January 31, 2009, the Company’s remaining repurchase authorization from the Board of Directors was $193,828,000. These amounts differ from the stock repurchase amounts in the statement of cash flows due to transactions that had not settled at the end of the fiscal year.

In December 1997, one of BJ’s subsidiaries issued 126 shares of non-voting preferred stock to individual stockholders, at $2,200 per share. These shares are entitled to receive ongoing annual dividends of $200 per share. The minority interest in this subsidiary is equal to the preferred shares’ preference in an involuntary liquidation of $277,200 and is included in other noncurrent liabilities in our consolidated balance sheets at January 31, 2009 and February 2, 2008.

H.	Stock Incentive Plans

On May 24, 2007, at the 2007 Annual Meeting of Shareholders of the Company, BJ’s stockholders approved the adoption of our 2007 Stock Incentive Plan (the “2007 Plan”). As of May 24, 2007, the 2007 Plan replaced BJ’s 1997 Stock Incentive Plan (the “1997 Plan”) and no further grants would be made under the 1997 Plan.

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

The 2007 Plan provides for the automatic grant of options to members of the Board of Directors who are not BJ’s employees. On the commencement of service on the Board, each non-employee director will receive a non-statutory stock option to purchase 10,000 shares. In addition, on the date of each Annual Meeting of Shareholders, each non-employee director who is serving as a director immediately before and after such meeting will receive a non-statutory option grant to purchase 5,000 shares. Director options vest on a cumulative basis in three equal annual installments beginning on the first day of the month which includes the first anniversary of the grant. The Board may issue other stock-based awards in lieu of some or all of the options otherwise issuable.

The 2007 Plan generally requires that all stock options have a minimum one-year vesting period. In general, restricted stock awards that vest solely on the passage of time may not vest sooner than ratably over three years and such awards that do not vest solely on the passage of time may not vest prior to the first anniversary of the grant.

These minimum vesting requirements can be waived in extraordinary circumstances, including death, disability or retirement, estate planning needs, or the occurrence of a business combination, recapitalization or change of control. In addition, restricted stock and RSU awards and other stock-based awards for up to an aggregate of 100,000 shares of Common Stock may be granted without satisfying the minimum vesting requirements. The 100,000 number already reflects application of the two-to-one fungible share ratio described above.

Under its 1997 Plan, BJ’s granted certain key employees and directors options to purchase common stock at prices equal to 100% of market price on the grant date. These options, which generally expire ten years from the grant date, are generally exercisable 25% per year starting one year after the grant date. Options granted to non-employee directors expire ten years from the grant date, but are exercisable in three equal annual installments beginning on the first day of the month which includes the first anniversary of the date of grant.

As of January 31, 2009 and February 2, 2008, respectively, 2,051,530 and 3,002,000 shares were reserved for all future stock awards under BJ’s stock incentive plans.

Total share-based compensation recognized in the financial statements was $19.4 million ($11.5 million post-tax) in the fiscal year ended January 31, 2009, $19.0 ($11.3 million post-tax) million in the fiscal year ended February 2, 2008 and $18.5 million ($10.9 million post-tax) in the fiscal year ended February 3, 2007.

As of January 31, 2009, there was $28.9 million of total share-based compensation cost related to nonvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.8 years.

The fair value of BJ’s stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions (no dividends were expected):

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Risk-free interest rate	2.08%	4.55%	4.75%
Expected volatility factor	38.8%	36.5%	37.0%
Expected option life (yrs.)	5.5	5.5	5.5
Weighted-average grant-date fair value	$13.35	$13.48	$12.64

Expected volatility for the years ended January 31, 2009, February 2, 2008, and February 3, 2007 was based on a combination of implied volatility from traded options on our stock and historical volatility of our stock. 75% of our overall volatility assumption was based on a review of BJ’s daily stock price volatility over the last five years. 25% was based on the implied volatility of near at-the-money exchange-traded options. We use historical data to estimate option exercise and employee termination behavior within the valuation model. The expected option life represents an estimate of the period of time options are expected to remain outstanding based upon historical option exercise trends. The risk-free rate is for periods within the expected life of the option and is based on the U.S. Treasury yield curve in effect at the time of the grant.

Presented below is a summary of the status of stock option activity and weighted-average exercise prices for the last three fiscal years (number of options in thousands):

	Fiscal Year Ended
	January 31, 2009		February 2, 2008		February 3, 2007
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of year	3,466	$27.55	5,394	$26.71	6,728	$25.52
Granted	20	34.41	426	32.24	823	29.70
Exercised	(1,133)	23.39	(1,933)	25.55	(1,304)	21.51
Forfeited	(53)	32.33	(421)	30.60	(853)	28.16

Outstanding, end of year	2,300	29.55	3,466	27.55	5,394	26.71

Exercisable, end of year	1,709	28.98	2,346	26.19	3,434	26.45

Presented below is a summary of stock option exercises (dollars in millions):

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Intrinsic value of stock options exercised	$16.8	$19.4	$12.6
Related income tax benefit	6.8	7.9	5.1
Cash received from option exercises	26.5	49.4	28.1

Presented below is information regarding stock options outstanding that are expected to vest and stock options outstanding that are exercisable at January 31, 2009. Options outstanding expected to vest represent 0.6 million nonvested options, less anticipated forfeitures (amounts of options and aggregate intrinsic value are in thousands):

	Options	Aggregate Intrinsic Value	Weighted- Average Remaining Contract Life	Weighted- Average Exercise Price
Nonvested options outstanding expected to vest	585	$1	7.4 years	$31.20
Options exercisable (vested)	1,709	3,685	4.0 years	28.98

Total	2,294	$3,686	4.9 years	29.55

Presented below is a summary of our nonvested restricted shares and weighted-average grant-date fair values for the periods ended January 31, 2009, February 2, 2008, and February 3, 2007 (restricted shares in thousands):

	Fiscal Year Ended
	January 31, 2009		February 2, 2008		February 3, 2007
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	1,089	$33.81	384	$28.10	149	$23.37
Granted	568	38.85	879	34.82	312	30.36
Vested	(135)	32.30	(118)	23.08	(15)	26.80
Forfeited	(120)	36.49	(56)	33.19	(62)	28.39

Nonvested at end of period	1,402	$35.77	1,089	$33.81	384	$28.10

The total fair value of restricted shares vested was $4.4 million in the year ended January 31, 2009, $2.7 million in the year ended February 2, 2008, and $0.4 million in the year ended February 3, 2007.

Restricted stock awards are issued at no cost to the recipients and have service restrictions that generally lapse over three to four years from the date of grant. Grant-date fair value of the award is charged to income ratably over the period during which the restrictions lapse. Approximately 79,000 of the restricted shares issued in 2008 and 143,000 of the restricted shares issued in 2007 also have performance condition vesting features. When achievement of the performance condition is deemed probable we recognize compensation cost on a straight-line basis over the awards’ expected vesting periods.

The Company had one modification of stock awards in 2007 which related to the accelerated vesting of the unvested awards for a former director, who died while serving as a director. The total incremental pretax expense as a result of the modification was not material to the Company’s operations in 2007.

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

I.	Earnings Per Share

The following details the calculation of earnings per share from continuing operations for the last three fiscal years:

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(Dollars in Thousands except Per Share Amounts)
Income from continuing operations	$135,820	$121,381	$92,790
Less: Preferred stock dividends	25	25	25

Income available to common stockholders	$135,795	$121,356	$92,765

Weighted-average number of common shares outstanding, used for basic computation	58,058,061	63,669,088	65,530,278
Plus: Incremental shares from conversion of stock options and vesting of restricted stock	890,894	888,305	857,477

Weighted-average number of common and dilutive potential common shares outstanding	58,948,955	64,557,393	66,387,755

Basic earnings per share from continuing operations	$2.34	$1.91	$1.42

Diluted earnings per share from continuing operations	$2.30	$1.88	$1.40

Options to purchase 335,300 shares at a weighted-average exercise price of $38.36, 346,925 shares at a weighted-average exercise price of $38.46, and 2,058,970 shares at a weighted-average exercise price of $31.93 were outstanding at January 31, 2009, February 2, 2008, and February 3, 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the years then ended.

J.	Income Taxes

The provision for income taxes includes the following:

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(Dollars in Thousands)
Federal:
Current	$62,589	$67,835	$58,353
Deferred	10,047	(2,404)	(21,570)
State:
Current	13,926	8,391	12,427
Deferred	(1,540)	4,810	(6,460)

Total income tax provision	$85,022	$78,632	$42,750

Components of income tax provision:
Continuing operations	$85,871	$77,613	$57,081
Discontinued operations	(849)	1,019	(14,331)

	$85,022	$78,632	$42,750

During the year ended January 31, 2009, we recorded a reduction in our income tax provision totaling $3.3 million, as a result of favorable state income tax audit settlements. Of this total, $2.1 million reflected a reduction in income tax reserves, and $1.2 million reflected a reduction in interest reserves. During the year ended February 2, 2008, we recorded a reduction in our income tax provision totaling $3.6 million, also as a result of favorable state income tax audit settlements.

The following is a reconciliation of the statutory federal income tax rates and the effective income tax rates:

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Statutory federal income tax rates	35%	35%	35%
State income taxes, net of federal tax benefit	4	4	4
Other	—	—	(1)

Effective income tax rates	39%	39%	38%

Significant components of the Company’s deferred tax assets and liabilities as of January 31, 2009 and February 2, 2008 were as follows:

	January 31, 2009	February 2, 2008
	(Dollars in Thousands)
Deferred tax assets:
Closed store lease obligations	$4,431	$4,649
Self-insurance reserves	19,427	17,407
Rental step liabilities	10,469	8,908
Compensation and benefits	28,418	21,431
Other	28,334	32,766

Total deferred tax assets	91,079	85,161

Deferred tax liabilities:
Accelerated depreciation—property	55,796	45,047
Property taxes	5,621	5,029
Other	7,693	4,424

Total deferred tax liabilities	69,110	54,500

Net deferred tax assets	$21,969	$30,661

We have not established a valuation allowance because our deferred tax assets can be utilized by offsetting deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on our historical earnings record and projected future earnings.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), as of February 4, 2007, the beginning of last year’s first quarter. In connection with the implementation of FIN 48, we recorded a reduction of $6.2 million to the opening balance of retained earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 31, 2009	February 2, 2008
	(Dollars in Thousands)
Beginning balance	$20,654	$37,409
Additions for tax positions taken during prior years	1,067	833
Reductions for tax positions taken during prior years	—	(2,189)
Additions for tax positions taken during the current year	576	635
Settlements	(15,280)	(15,080)
Lapse in statutes of limitations	(746)	(954)

Ending balance	$6,271	$20,654

The total amount of unrecognized tax benefits, reflective of federal tax benefits, that, if recognized would decrease the effective tax rate at January 31, 2009 was $4.3 million and at February 2, 2008 was $13.6 million.

As of January 31, 2009, management has determined it is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next twelve months by as much as $2.3 million ($1.5 million, net of federal tax benefit), due to the expected resolution of state tax audits. We have tax years from 2005 that remain open and are subject to examination by the IRS. We also have tax years from 1996 that remain open and are subject to examination by various state taxing authorities.

We classify interest expense and any penalties related to income tax uncertainties as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. For the years ended January 31, 2009 and February 2, 2008, we recognized $2.0 million ($1.1 million, net of federal and state tax benefit) and $1.3 million ($0.8 million, net of federal and state tax benefit), respectively, in interest expense. As of February 2, 2008, we had $9.5 million of accrued interest ($5.7 million, net of federal and state tax benefit) related to income tax uncertainties. Accrued interest decreased by $6.6 million ($4.0 million, net of federal and state benefit) for the year ended January 31, 2009 to $2.9 million ($1.7 million, net of federal and state benefit). This decrease was primarily attributable to state income tax audit settlements, partially offset by the accrual of interest on outstanding income tax reserve balances during the period.

K.	Retirement Plans

Under BJ’s 401(k) Savings plans, participating employees may make pretax contributions up to 50% of covered compensation subject to Federal limits. BJ’s matches employee contributions at 100% of the first one percent of covered compensation and 50% of the next four percent. The Company’s expense under these plans was $6,941,000, $5,813,000, and $5,589,000 in 2008, 2007, and 2006, respectively.

We have a non-contributory defined contribution retirement plan for certain key employees. Under this plan, BJ’s funds annual retirement contributions for the designated participants on an after-tax basis. For the last three years, the Company’s contributions equaled 5% of the participants’ base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four years of service. Our pretax expense under this plan was $1,633,000, $1,416,000, and $1,060,000, in 2008, 2007 and 2006, respectively.

L.	Postretirement Medical Benefits

We have a defined benefit postretirement medical plan which covers employees who retire after age 55 with at least 10 years of service, who are not eligible for Medicare, and who participated in a Company-sponsored medical plan. Spouses and eligible dependents are also covered under the plan. Amounts contributed by retired employees under this plan are based on years of service prior to retirement. The plan is not funded. The discount rates presented in the tables below were selected by referencing yields on high quality corporate bonds, using the Citigroup Pension Yield Curve.

We adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), as of February 3, 2007. SFAS 158 requires us to recognize the funded status of the postretirement medical plan on our balance sheet. Funded status represents the difference between the projected benefit liability obligation of the plan and the market value of the plan’s assets. Previously unrecognized deferred amounts such as actuarial gains and losses and the impact of historical plan changes are included in accumulated other comprehensive income (loss) under SFAS 158. Changes in these amounts in future years are adjusted as they occur through accumulated other comprehensive income (loss).

Obligation and Funded Status

The change in benefit obligation and funded status of the plan at January 31, 2009 and February 2, 2008, were as follows:

	Fiscal Year Ended
	January 31, 2009	February 2, 2008
	(Dollars in Thousands)
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$6,916	$6,281
Company service cost	702	610
Interest cost	405	328
Plan participants’ contributions	73	55
Net actuarial gain	(431)	(289)
Benefit payments directly by the Company	(103)	(69)
Other adjustments	(72)	—

Projected benefit obligation at end of year	7,490	6,916

Change in Plan Assets
Fair value of plan assets at beginning of year	—	—
Company contributions	30	14
Plan participants’ contributions	73	55
Benefit payments directly by the Company	(103)	(69)
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(7,490)	$(6,916)

The funded status of the plan as of January 31, 2009 and February 2, 2008 has been recognized as a net liability in other long term liabilities on the balance sheet.

Components of Net Periodic Benefit Cost and Amounts Recognized in Other Comprehensive Income

Net periodic postretirement benefit cost for the last three fiscal years consisted of the following:

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(Dollars in Thousands)
Company service cost	$702	$610	$610
Interest cost	405	328	292

	1,107	938	902
Amortization of unrecognized loss	23	19	68

Net periodic postretirement benefit cost	$1,130	$957	$970

Discount rate used to determine cost	5.92%	5.72%	5.50%
Health care cost trend rates	9.0%	10.0%	10.0%

Amounts recognized in accumulated other comprehensive income (“AOCI”), gross of tax, consisted of the following:

	Fiscal Year Ended
	January 31, 2009	February 2, 2008
	(Dollars in Thousands)
AOCI at the beginning of year	$913	$1,221
Amortization of net actuarial losses	(23)	(19)
Net actuarial gain for the year	(432)	(289)

AOCI at the end of the year	$458	$913

The adjustment of $1,221,000 recorded to AOCI in 2006 represented the net actuarial loss of the postretirement benefit plan at February 3, 2007. We do not expect to amortize any remaining net actuarial loss from AOCI into net postretirement health care cost in 2009. We expect to contribute approximately $32,000 to the plan for the fiscal year ending January 30, 2010.

Assumptions

The following weighted-average assumptions were used to determine our postretirement benefit obligations at year end:

	January 31, 2009	February 2, 2008
	(Dollars in Thousands)
Discount rate	6.54%	5.92%
Health care cost trend rate assumed for next year	9.00%	9.00%
Ultimate trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects as of January 31, 2009:

Effect of 1% Increase in Medical Trend Rates (in Thousands)
Postretirement benefit obligation increases by	$620
Total of service and interest cost increases by	$117

Effect of 1% Decrease in Medical Trend Rates (in Thousands)
Postretirement benefit obligation decreases by	$562
Total of service and interest cost decreases by	$96

Cash Flows

The estimated future benefit payments for our postretirement health care plan at January 31, 2009 were:

(Dollars in Thousands)
Expected benefit payments for the year ending
January 30, 2010	$32
January 29, 2011	35
January 28, 2012	38
February 2, 2013	41
February 2, 2014	44
January 2015 to January 2019 (combined)	258

M.	Interest

The following details the components of interest income, net for the last three fiscal years:

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(Dollars in Thousands)
Interest income	$1,117	$4,377	$3,292
Capitalized interest	250	75	262
Interest expense on debt	(603)	(710)	(916)

Interest income, net	$764	$3,742	$2,638

N.	VISA/MasterCard Settlement

In April 2003, a settlement was reached in the VISA/MasterCard antitrust class action litigation. The terms of the settlement require VISA and MasterCard to pay $3.05 billion into a settlement fund that will be distributed to class members. We are a member of the class and are entitled to a portion of the fund. In 2005, we received a settlement offer related to the distribution of the fund. Based upon information contained in the settlement offer, we recorded a $3.1 million pretax estimated recovery as a reduction to SG&A expenses in 2005. On a post-tax basis, this recovery was $1.9 million. In 2006, we received cash recoveries totaling $3.3 million. As a result we recorded a pretax gain of $0.2 million as a reduction of SG&A in 2006. There were no cash recoveries in 2007. In 2008, we received an additional cash recovery totaling $0.9 million and recorded it as a reduction of SG&A in 2008. We expect to receive further recoveries from this settlement, but are unable to quantify the potential amount of such recoveries, or when they may occur.

O.	Accounts Payable

Our banking arrangements provide for the daily replenishment of vendor payable bank accounts as checks are presented. The balances of checks outstanding in these bank accounts, which represent book overdrafts, totaled $86,599,000 at January 31, 2009, $89,979,000 at February 2, 2008, and $82,406,000 at February 3, 2007. These balances are included in accounts payable on the balance sheets and the changes in these balances are reflected in operating activities in the statements of cash flows.

P.	Asset Retirement Obligations

The following is a summary of activity relating to our liability for asset retirement obligations, which we will incur primarily in connection with the future removal of gasoline tanks from our gasoline stations:

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(Dollars in Thousands)
Balance, beginning of year	$19,154	$17,493	$12,082
Accretion expense	1,404	1,187	1,178
Liabilities incurred during the year	2,452	474	4,233
Reversal of liability for closed club	(194)	—	—

Balance, end of year	$22,816	$19,154	$17,493

Q.	Accrued Expenses and Other Current Liabilities

The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
	January 31, 2009	February 2, 2008
	(Dollars in Thousands)
Employee compensation	$58,832	$50,775
Deferred membership fee income	81,813	80,950
Sales and use taxes, self-insurance reserves, rent, utilities, advertising and other	168,626	145,280

	$309,271	$277,005

The following table summarizes membership fee activity for each of the last three fiscal years:

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(Dollars in Thousands)
Deferred membership fee income, beginning of year	$80,950	$80,356	$68,398
Cash received from members	178,663	176,853	174,204
Revenue recognized in earnings	(177,800)	(176,259)	(162,246)

Deferred membership fee income, end of year	$81,813	$80,950	$80,356

R.	Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Thousands except Per Share Amounts)
Fiscal year ended January 31, 2009 (a):
Net sales	$2,253,128	$2,644,380	$2,402,644	$2,502,085
Total revenues	2,307,756	2,702,680	2,458,941	2,557,989
Gross earnings (b)	217,583	259,462	256,501	289,842
Net income	17,189	36,491	28,244	52,659
Per common share, diluted	0.29	0.61	0.48	0.91

Fiscal year ended February 2, 2008 (c):
Net sales	$2,005,681	$2,242,334	$2,119,066	$2,424,537
Total revenues	2,060,713	2,299,435	2,174,433	2,479,884
Gross earnings (b)	196,663	234,793	218,445	273,983
Net income	13,654	36,267	22,697	50,243
Per common share, diluted	0.21	0.55	0.35	0.80

a)	In the second quarter of the fiscal year ended January 31, 2009, net income included a gain of $2.0 million, or $.03 per diluted share, from favorable state income tax audit settlements. In the third quarter, net income included a charge of $0.5 million, or $.01 per diluted share, related to a club closing and post-tax income of $0.4 million, or $.01 per diluted share, from a favorable state income tax audit settlement. In the fourth quarter, net income included a gain of $1.3 million, or $.02 per diluted share, from favorable state income tax audit settlements.

b)	Gross earnings equals total revenues less cost of sales, including buying and occupancy costs.

c)	In the first quarter of the fiscal year ended February 2, 2008, net income included a gain of $0.6 million, or $.01 per diluted share, from the sale of pharmacy related assets. In the second quarter, net income included a gain of $3.6 million, or $.05 per diluted share, from favorable state income tax audit settlements and a gain of $2.4 million, or $.04 per diluted share, primarily from the settlement of a lease for a closed Pro Foods club. In the fourth quarter, we recorded a charge of $0.4 million, or $.01 per diluted share, to increase our reserve for a closed BJ’s club.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BJ’s Wholesale Club, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of BJ’s Wholesale Club, Inc. and its subsidiaries at January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note J to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in the period ended February 2, 2008.

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

March 26, 2009

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

BJ’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of January 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of January 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

March 26, 2009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of January 31, 2009, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in the Company’s internal control over financial reporting occurred during the quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company will file with the SEC a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 31, 2009 (the “Proxy Statement”). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference from the Proxy Statement under “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Policies on Business Ethics and Conduct,” “Audit Committee” and “Director Candidates.”

Website Availability of Corporate and Other Documents

The following documents are available on the Corporate Governance section of the Company’s website, www.bjs.com; corporate governance principles; charters of the Audit, Corporate Governance and Executive Compensation Committees; and the Statement on Commercial Bribery, Conflict of Interest and Business Ethics. Stockholders can also request a copy of any of these documents by writing to the Corporate Secretary, BJ’s Wholesale Club, Inc., One Mercer Road, Natick, MA 01760. The Company intends to post on its website all disclosures that are required by law or NYSE listing standards concerning any amendments to, or waivers from, any provision of the Statement on Commercial Bribery, Conflict of Interest and Business Ethics.

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

The information required by this Item is incorporated by reference from the Proxy Statement under “Policies and Procedures for Related Person Transactions,” “Certain Transactions” and “Board Determination of Independence.”

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

B.    Listed below are all Exhibits filed as part of this report.

Exhibit No.	Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	By-Laws, as amended (13)

4.1	Specimen Certificate of Common Stock, $.01 par value per share (3)

10.1	2008 Amendment and Restatement of Management Incentive Plan* (6)

10.2	2008 Amendment and Restatement of Growth Incentive Plan* (7)

10.3	BJ’s Wholesale Club, Inc. Executive Retirement Plan* (5)

10.4	BJ’s Wholesale Club, Inc. 1997 Stock Incentive Plan* (9)

10.4a	Form of Nonstatutory Stock Option Agreement granted under 1997 Stock Incentive Plan* (10)

10.4b	Form of Restricted Stock Agreement under 1997 Stock Incentive Plan* (10)

10.5	BJ’s Wholesale Club, Inc. 2007 Stock Incentive Plan* (12)

10.5a	Form of Nonstatutory Stock Option Agreement under BJ’s Wholesale Club, Inc. 2007 Stock Incentive Plan* (12)

10.5b	Form of Restricted Stock Agreement under BJ’s Wholesale Club, Inc. 2007 Stock Incentive Plan* (12)

10.6	BJ’s Wholesale Club, Inc. General Deferred Compensation Plan* (2)

10.7	Employment Agreement, dated as of April 4, 2007 with Herbert J Zarkin* (11)

10.7a	Change of Control Severance Agreement dated as of April 4, 2007 between Herbert J Zarkin and the Company* (11)

10.7b	Nonstatutory Stock Option Agreement granted under 1997 Stock Incentive Plan to Herbert J Zarkin on August 9, 2004* (10)

10.8	Employment Agreement, dated as of August 1, 2008 with Frank D. Forward* (17)

10.8a	Change of Control Severance Agreement dated as of April 4, 2007 between Frank D. Forward and the Company* (11)

10.9	Employment Agreement, dated as of April 3, 2007 with Thomas F. Gallagher* (15)

10.9a	Change of Control Severance Agreement dated as of April 3, 2007 between Thomas F. Gallagher and the Company* (15)

10.10	Amended and Restated Form of Change of Control Severance Agreement between the Company and certain officers of the Company* (4)

10.11	Form of Indemnification Agreement between the Company and officers of the Company* (2)

10.12	BJ’s Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees* (5)

Exhibit No.	Exhibit

10.12a	Amendment dated as of February 4, 2004 to BJ’s Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees* (8)

10.13	Credit Agreement, dated April 28, 2005, among the Company and certain banks (14)

10.14	Indemnification Agreement dated as of April 18, 1997, between the Company and The TJX Companies, Inc. (3)

10.15	Summary of Company’s Non-Employee Director Compensation*

10.16	Employment Agreement, dated as of February 1, 2009 with Laura J. Sen*

10.16a	Change of Control Severance Agreement dated as of February 1, 2009 with Laura J. Sen*

10.17	Employment Agreement, dated as of June 3, 2007 with Lon F. Povich* (16)

10.17a	Change of Control Severance Agreement dated as of June 1, 2007 with Lon F. Povich* (16)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Principal Executive Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or other compensatory plan or arrangement.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Commission File No. 333-31015)
(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 26, 1997 (Commission File No. 001-13143)
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Commission File No. 333-25511)
(4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 1999 (Commission File No. 001-13143)
(5)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (Commission File No. 001-13143)
(6)	Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement as filed on April 11, 2008 (Commission File No. 001-13143)
(7)	Incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement as filed on April 11, 2008 (Commission File No. 001-13143)

(8)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (Commission File No. 001-13143)
(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004 (Commission File No. 001-13143)
(10)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004 (Commission File No. 001-13143)
(11)	Incorporated herein by reference to the Company’s Current Report on Form 8-K/A filed on April 20, 2007 (Commission File No. 001-13143)
(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 31, 2007 (Commission File No. 001-13143)
(13)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 18, 2007 (Commission File No. 001-13143)
(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated as of November 28, 2006 (Commission File No. 001-13143)
(15)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2007 (Commission File No. 001-13143)
(16)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (Commission File No. 001-13143)
(17)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2008 (Commission File No. 001-13143)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC.
Dated: March 26, 2009

/s/ LAURA J. SEN
Laura J. Sen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ LAURA J. SEN Laura J. Sen President and Chief Executive Officer (Principal Executive Officer)	/s/ FRANK D. FORWARD Frank D. Forward, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ HERBERT J ZARKIN Herbert J Zarkin Chairman of the Board and Director	/s/ S. JAMES COPPERSMITH S. James Coppersmith, Director

/s/ PAUL DANOS Paul Danos, Director	/s/ EDMOND J. ENGLISH Edmond J. English, Director

/s/ HELEN FRAME PETERS Helen Frame Peters, Director	/s/ THOMAS J. SHIELDS Thomas J. Shields, Director

/s/ MICHAEL J SHEEHAN Michael J. Sheehan, Director	/s/ CHRISTINE COURNOYER Christine Cournoyer, Director

Dated: March 26, 2009