Form 10-Q
period 2009-05-02
BJS WHOLESALE CLUB INC
filed 2009-06-03
CIK 1037461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended May 2, 2009

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

The number of shares of the Registrant’s common stock outstanding as of May 29, 2009: 55,503,848

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
	(Dollars in Thousands except Per Share Amounts)
Net sales	$2,258,598	$2,253,128
Membership fees	44,387	44,014
Other revenues	10,986	10,614

Total revenues	2,313,971	2,307,756

Cost of sales, including buying and occupancy costs	2,066,017	2,090,173
Selling, general and administrative expenses	205,132	187,922
Preopening expenses	1,569	532

Operating income	41,253	29,129
Interest income (expense), net	(135)	121

Income from continuing operations before income taxes	41,118	29,250
Provision for income taxes	16,694	11,905

Income from continuing operations	24,424	17,345
Loss from discontinued operations, net of income tax benefit of $61 and $109	(88)	(156)

Net income	$24,336	$17,189

Basic earnings per share:
Income from continuing operations	$0.46	$0.30
Loss from discontinued operations	(0.01)	(0.01)

Net income	$0.45	$0.29

Diluted earnings per share:
Income from continuing operations	$0.45	$0.29
Loss from discontinued operations	—	—

Net income	$0.45	$0.29

Number of common shares for earnings per share computations:
Basic	53,572,601	58,719,799
Diluted	54,446,255	59,638,296

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 2, 2009	January 31, 2009	May 3, 2008
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$40,024	$51,157	$96,689
Accounts receivable	119,238	124,498	115,210
Merchandise inventories	883,442	859,520	865,174
Current deferred income taxes	13,918	13,936	27,297
Prepaid expenses	29,629	27,364	28,702

Total current assets	1,086,251	1,076,475	1,133,072

Property at cost:
Land and buildings	689,022	684,807	645,456
Leasehold costs and improvements	219,613	220,073	208,842
Furniture, fixtures and equipment	572,475	544,744	568,316

	1,481,110	1,449,624	1,422,614
Less: accumulated depreciation and amortization	562,232	535,046	555,229

	918,878	914,578	867,385
Deferred income taxes	7,218	8,033	4,289
Other assets	22,924	22,350	22,377

Total assets	$2,035,271	$2,021,436	$2,027,123

LIABILITIES
Current liabilities:
Current installments of long-term debt	$577	$567	$538
Short-term debt	35,000	—	—
Accounts payable	621,141	583,367	635,357
Accrued expenses and other current liabilities	282,668	309,271	258,124
Accrued federal and state income taxes	19,452	13,488	29,932
Closed store lease obligations due within one year	1,857	2,006	1,923

Total current liabilities	960,695	908,699	925,874

Long-term debt, less portion due within one year	1,000	1,148	1,577
Noncurrent closed store lease obligations	9,164	9,336	10,108
Other noncurrent liabilities	105,886	117,449	109,883
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	205,808	200,973	182,161
Retained earnings	1,374,373	1,351,217	1,254,993
Accumulated other comprehensive loss	(270)	(270)	(540)
Treasury stock, at cost, 19,710,339, 17,872,220 and 14,684,042 shares	(622,129)	(567,860)	(457,677)

Total stockholders’ equity	958,526	984,804	979,681

Total liabilities and stockholders’ equity	$2,035,271	$2,021,436	$2,027,123

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,336	$17,189
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for club closing costs	28	185
Depreciation and amortization of property	27,042	26,499
Loss (gain) on property disposals	15	(44)
Other noncash items (net)	550	197
Share-based compensation expense	4,850	4,264
Deferred income taxes	833	(925)
Excess tax benefit from exercise of stock options	(5)	(627)
Tax benefit (shortfall) from share-based compensation	(15)	763
Increase (decrease) in cash due to changes in:
Accounts receivable	5,260	18
Merchandise inventories	(23,922)	12,292
Prepaid expenses	(2,265)	289
Other assets	(594)	9
Accounts payable	33,278	19,663
Changes in book overdrafts	4,496	(7,271)
Accrued expenses	(3,710)	(8,413)
Accrued income taxes	5,964	(14,277)
Closed store lease obligations	(318)	(484)
Other noncurrent liabilities	(4,646)	2,328

Net cash provided by operating activities	71,177	51,655

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(46,557)	(25,843)
Proceeds from property disposals	—	67
Purchase of marketable securities	(436)	(245)
Sale of marketable securities	31	349

Net cash used in investing activities	(46,962)	(25,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit from exercise of stock options	5	627
Borrowing of short-term debt	35,000	—
Repayment of long-term debt	(138)	(129)
Proceeds from issuance of common stock	195	6,515
Purchase of treasury stock	(70,410)	(33,621)

Net cash used in financing activities	(35,348)	(26,608)

Net decrease in cash and cash equivalents	(11,133)	(625)
Cash and cash equivalents at beginning of year	51,157	97,314

Cash and cash equivalents at end of period	$40,024	$96,689

Supplemental cash flow information:
Treasury stock issued for compensation plans	$1,487	$—

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
				(In Thousands)
Balance, February 2, 2008	74,410	$744	$177,134	$1,239,639	$(540)	(14,028)	$(436,485)	$980,492
Net income	—	—	—	17,189	—	—	—	17,189
Issuance of common stock	—	—	763	(1,835)	—	268	8,350	7,278
Purchase of treasury stock	—	—	—	—	—	(925)	(29,542)	(29,542)
Stock compensation expense	—	—	4,264	—	—	—	—	4,264

Balance, May 3, 2008	74,410	$744	$182,161	$1,254,993	$(540)	(14,685)	$(457,677)	$979,681

Balance, January 31, 2009	74,410	$744	$200,973	$1,351,217	$(270)	(17,872)	$(567,860)	$984,804
Net income	—	—	—	24,336	—	—	—	24,336
Issuance of common stock	—	—	(15)	(1,180)	—	43	1,376	181
Purchase of treasury stock	—	—	—	—	—	(1,881)	(55,645)	(55,645)
Stock compensation expense	—	—	4,850	—	—	—	—	4,850

Balance, May 2, 2009	74,410	$744	$205,808	$1,374,373	$(270)	(19,710)	$(622,129)	$958,526

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for BJ’s Wholesale Club, Inc. (“BJ’s” or “the Company” or “we”) for the quarter ended May 2, 2009 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

2. The interim financial statements are unaudited and in the opinion of management reflect all normal adjustments we considered necessary for a fair statement of our financial statements in accordance with generally accepted accounting principles in the United States of America.

3. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

4. During the quarter ended May 2, 2009, we granted 46,812 restricted shares and no stock options. In last year’s first quarter, we granted 10,000 stock options and no restricted shares.

Presented below is information regarding pretax share-based compensation for this year’s and last year’s first quarters:

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
	(Dollars in Thousands)
Stock option expense	$891	$1,494
Restricted stock expense	3,959	2,770

Total	$4,850	$4,264

5. The components of interest income (expense), net were as follows:

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
	(Dollars in Thousands)
Interest income	$—	$219
Capitalized interest	77	66
Interest expense on debt	(212)	(164)

Interest income (expense), net	$(135)	$121

6. The following details the calculation of earnings per share from continuing operations for the periods presented below (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Income from continuing operations	$24,424	$17,345

Weighted-average number of common shares outstanding, used for basic computation	53,573	58,720
Plus: Incremental shares from assumed conversion of stock options and restricted stock	873	918

Weighted-average number of common and dilutive potential shares outstanding	54,446	59,638

Basic earnings per share	$0.46	$0.30

Diluted earnings per share	$0.45	$0.29

Options to purchase 806,700 shares at a weighted-average exercise price of $34.75 and 346,400 shares at a weighted-average price of $38.46 were outstanding at May 2, 2009 and May 3, 2008, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the periods then ended.

7. The following tables summarize the activity for the quarters ended May 2, 2009 and May 3, 2008 associated with our discontinued operations, which consist of the closing of both of our ProFoods clubs in January 2007, three BJ’s clubs in 2002 and one BJ’s club in 2008 (dollars in thousands):

	Discontinued Operations
	Liabilities January 31, 2009	Increases	Reductions	Liabilities May 2, 2009	Cumulative Charges To Date
ProFoods clubs	$3,153	$44	$(95)	$3,102	$22,242
BJ’s clubs—2002	7,825	107	(191)	7,741	26,597
BJ’s club—2008	50	—	(50)	—	372

Total	$11,028	$151	$(336)	$10,843	$49,211

Current portion	$1,692			$1,679
Long-term portion	9,336			9,164

Total	$11,028			$10,843

	Discontinued Operations
	Liabilities February 2, 2008	Increases	Reductions	Liabilities May 3, 2008
ProFoods clubs	$3,439	$45	$(104)	$3,380
BJ’s clubs—2002	8,128	111	(292)	7,947

Total	$11,567	$156	$(396)	$11,327

Current portion	$1,560			$1,626
Long-term portion	10,007			9,701

Total	$11,567			$11,327

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

Increases to the reserve in this year’s first quarter consisted of interest accretion charges, and reductions to the reserve consisted of lease obligation payments. ProFoods clubs’ reserves as of May 2, 2009 were related to lease obligation costs for the remaining club under lease, reduced by the estimated sublease rentals.

2002 Closure of Three BJ’s Locations

On November 9, 2002, we closed both of our clubs in the Columbus, Ohio, market and a club in North Dade, Florida. In 2004 and 2005, we made lump sum payments to settle two of the three leases. The reserve for BJ’s closed clubs at May 2, 2009 was related to lease obligations for the remaining closed club. Increases to the reserve in this year’s first quarter consisted of interest accretion charges and reductions to the reserve consisted of lease obligation payments.

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

2008 Closure of One BJ’s Location

In the third quarter of 2008, we sold our owned club in Greenville, South Carolina, and for the year recorded a charge of $0.4 million in related exit costs. As of May 2, 2009, we have paid all liabilities and do not expect any future expenses related to this closing.

8. The following tables summarize the activity for the quarters ended May 2, 2009 and May 3, 2008 associated with our 2006 restructuring activities, which consisted of the relocation of our Franklin, MA, cross-dock facility to a new facility in Uxbridge, MA, in July 2006 (dollars in thousands):

	Restructuring Activities
	Liabilities January 31, 2009	Increases	Reductions	Liabilities May 2, 2009	Cumulative Charges To Date
Franklin relocation	$314	$—	$(136)	$178	$1,084

	Restructuring Activities
	Liabilities February 2, 2008	Increases	Reductions	Liabilities May 3, 2008
Franklin relocation	$792	$—	$(88)	$704

Current portion	$166			$297
Long-term portion	626			407

Total	$792			$704

Franklin Cross-dock Relocation

In connection with vacating the Franklin cross-dock facility, we established reserves of $2.4 million for our remaining lease liabilities for this property. The charges for this reserve were based on our rent liabilities under the lease, reduced by estimated potential sublease rentals, and were recorded in selling, general and administrative (“SG&A”) expenses. In 2007, we subleased the Franklin facility for a portion of its remaining lease term. The remaining liability for this facility is included in current closed store lease obligations in the balance sheet since our lease expires in January 2010. We do not expect any material future expenses related to the Franklin facility.

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

To date, we have recorded total pretax charges of $13.0 million to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. No charges were recorded in connection with this matter since 2006. As of May 2, 2009, the balance in the reserve was $4.0 million, which represents our best estimate of the remaining costs and expenses related to this matter. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

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

As of May 29, 2009, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on our consolidated financial position or liquidity.

10. Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
	(Dollars in Thousands)
Service cost	$172	$176
Interest cost	121	101
Amortization of net loss	—	6

Net periodic benefit cost	$293	$283

11. We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at May 2, 2009. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at May 2, 2009.

There was $35.0 million outstanding under our bank credit agreement at May 2, 2009. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at January 31, 2009 and May 3, 2008.

In addition to the credit agreement, we maintain two separate facilities totaling $95 million for letters of credit, primarily to support the purchase of inventories, of which $15.4 million was outstanding at May 2, 2009, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on April 30, 2010. As of May 2, 2009, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

12. During this year’s first quarter, we repurchased 1,881,195 shares of our common stock for $55.6 million. In last year’s first quarter, we repurchased 924,554 shares of our common stock for $29.5 million. These amounts are lower than the stock repurchase amounts reported in the statement of cash flows by $14.8 million and $4.1 million in 2009 and 2008, respectively, due to transactions that had not settled at the beginning of each year. As of May 2, 2009, our remaining repurchase authorization from the Board of Directors was $138.2 million.

13. Our unrecognized tax benefits increased slightly from $6.3 million at January 31, 2009 to $6.4 million at May 2, 2009. We have determined that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $2.3 million ($1.5 million, net of federal tax benefit) within the next 12 months, due to the resolution of state income tax audits.

14. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FASB 157”), as amended in February 2008 by FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”. FASB 157 provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. FSP FAS 157-2 deferred the effective date of FASB 157 for one year, for all nonfinancial assets and liabilities except those that are recognized or disclosed in the financial statements at fair value at least annually. We partially adopted the provisions of FASB 157 effective February 3, 2008. The partial adoption of this statement did not have a material impact on our financial statements.

We adopted the remaining provisions of FASB 157 effective February 1, 2009. This adoption will impact the way that we calculate fair value when conditions exist that require us to consider an impairment of long-lived assets. However, this adoption did not have a material impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“FASB 141(R)”). We adopted the provisions of FASB 141(R), effective February 1, 2009. This statement requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors to understand the nature and financial effect of the business combination. The adoption of this statement did not have a material impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“FASB 160”). We adopted the provisions of FASB 160, effective February 1, 2009. This statement requires that noncontrolling interests in subsidiaries be reported in the equity section of the company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. The adoption of this statement did not have a material impact on our financial statements as we do not have any noncontrolling interests.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FASB 161”). We adopted the provisions of FASB 161, effective February 1, 2009. This statement improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance, and cash flows. The adoption of this statement did not have a material impact on our financial statements as we do not have any material derivative instruments.

15. The Financial Accounting Standards Board (“FASB”) issued the following standard which will become effective in 2010:

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

16. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. Within the Statement of Income we have revised the classification of a number of miscellaneous revenues that had been previously reported on a net basis in “Selling, general and administrative expenses” to “Other revenues” and “Cost of sales, including buying and occupancy costs”. Additionally, the membership fees component of our previously disclosed “Membership fees and other” is now classified in its own line and the remainder of the former “Membership fees and other” line now resides in “Other revenues.” Please refer to the Current Report on Form 8-K submitted on November 19, 2008 for further information on these revised classifications.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Weeks (First Quarter) Ended May 2, 2009 versus Thirteen Weeks Ended May 3, 2008.

Critical Accounting Policies and Estimates

The preparation of our unaudited quarterly financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Some accounting policies have a significant impact on amounts reported in these financial statements. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 in the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the quarter ended May 2, 2009 rose 0.2% to $2.26 billion from $2.25 billion reported in last year’s first quarter. The modest increase was due to an increase in sales from new clubs and gasoline stations offset by a decrease in comparable club sales. Comparable club sales were unfavorably affected by gasoline sales that were approximately 50% below last year due primarily to much higher gasoline prices in last year’s first quarter. Comparable club sales decreased by 1.5% from last year’s first quarter, including a negative impact of 9.0% from gasoline sales. Excluding the impact of gasoline, merchandise comparable club sales increased 7.5% for the first quarter of 2009.

Food accounted for 65% of merchandise sales in this year’s first quarter versus 64% in last year’s first quarter. On a comparable club basis, food sales increased by approximately 9% in this year’s first quarter and general merchandise sales increased by approximately 4%. Stronger performing departments as compared to last year’s first quarter included candy, cereal, computer equipment, dairy, fresh meat, frozen, health and beauty aids, household chemicals, produce, paper products, pet foods, snacks and televisions. Weaker performing departments compared to last year included apparel, jewelry, electronics, pre-recorded video, sporting goods, summer seasonal, tires and water.

Excluding sales of gasoline, customer count on a comparable club basis increased approximately 7% from last year’s first quarter. The average transaction amount by the same measure increased by approximately 1% from last year’s first quarter.

Membership fee income was $44.4 million in this year’s first quarter versus $44.0 million in last year’s comparable period. The increase was due to strong renewal rates in this year’s first quarter.

Other revenues were $11.0 million in this year’s first quarter versus $10.6 million in last year’s first quarter. The increase was driven mainly by increases in sales of propane and commissions from our third-party optical services provider.

Cost of sales (including buying and occupancy costs) was 91.47% of net sales in this year’s first quarter versus 92.77% in last year’s first quarter. The 130 basis point improvement reflected a favorable impact from weak sales of low margin gasoline of 103 basis points and favorable merchandise margins of 48 basis points. Merchandise margins benefited from strong sales of high margin perishables and by higher perishable margin rates resulting from operational improvements in shrink and salvage which more than offset lower overall margin rates in general merchandise. These decreases in cost of sales as a percentage of sales were partially offset by de-leveraging of buying and occupancy costs of 22 basis points, due primarily to lower gasoline sales.

Selling, general and administrative expenses (“SG&A”) were 9.08% of net sales in this year’s first quarter versus 8.34% in last year’s comparable period. SG&A expense experienced de-leveraging due to gasoline sales that were below last year. The increase of 74 basis points was attributable mainly to increases of 42 basis points in club and home office payroll expenses, 25 basis points in club and home office fringe benefits expenses, including bonus expense and share-based compensation, and 7 basis points in other miscellaneous expenses.

Total SG&A expenses increased by $17.2 million, or 9.2% from last year’s first quarter. Payroll and benefits (including stock compensation) increased $15.6 million from last year’s first quarter due to an increased investment in club payroll to maintain service levels and club conditions as well as higher bonus accruals due to strong first quarter earnings. Payroll and benefits (including stock compensation) accounted for 77% of all SG&A expenses in this year’s first quarter versus 75% in last year’s first quarter.

Preopening expenses were $1.6 million in this year’s first quarter versus $0.5 million in last year’s first quarter. The increase reflects spending on four new clubs that are expected to open in the second quarter of this year versus spending on one new club that opened in the second quarter last year. Our newest club, in Pelham, New York, opened on May 9, 2009. In the second quarter, we also expect to open clubs in Clermont, Florida; North Bergen, New Jersey; and Bronx Terminal, New York.

Net interest expense was $0.1 million in this year’s first quarter versus net interest income of $0.1 million in last year’s first quarter. In this year’s first quarter, we borrowed under our revolving credit agreement and have $35 million outstanding as of May 2, 2009. We had no short-term borrowings outstanding as of May 3, 2008.

Our income tax provision was 40.6% of pretax income from continuing operations in this year’s first quarter versus 40.7% in last year’s first quarter. For the full 2009 year, we expect our income tax rate to be approximately 40.6%.

Income from continuing operations was $24.4 million, or $0.45 per diluted share, in this year’s first quarter versus $17.3 million, or $0.29 per diluted share, in last year’s comparable period. Loss from discontinued operations (net of income tax benefit), which consisted primarily of accretion charges, was $0.1 million in this year’s first quarter versus $0.2 million last year.

Net income for the first quarter was $24.3 million, or $0.45 per diluted share, this year versus $17.2 million, or $0.29 per diluted share, last year. These results reflect a 42% increase in net income and a 55% increase in diluted earnings per share versus the prior year.

The Company operated 180 clubs on May 2, 2009 versus 177 clubs on May 3, 2008.

Seasonality

Our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards

See Notes 14 and 15 in Notes to Consolidated Financial Statements for a summary of recently issued accounting standards.

Liquidity and Capital Resources

Net cash provided by operating activities was $71.2 million in the first quarter of 2009 versus $51.7 million in last year’s comparable period. The increase was driven by higher net income in this year’s first quarter and changes in certain balance sheet accounts which were affected by the timing of payments, mainly for income taxes and other factors. Cash provided by changes in merchandise inventories, net of accounts payable, increased by $9.4 million in the first three months of this year versus an increase of $32.0 million in last year’s comparable period.

Our inventories were well controlled at the end of the quarter with average inventory per comparable club increasing only 0.4% versus last year, reflecting the increased mix of perishable sales, which has above average inventory turnover. The ratio of accounts payable to merchandise inventories was 70.3% at the end of this year’s first quarter versus 73.4% at the end of last year’s first quarter. This decrease primarily reflected the unfavorable impact from lower gasoline sales, which has a very fast turning inventory. The mix of our merchandise sales also unfavorably affected this metric as perishable sales, which have shorter average payment terms, grew faster than all other merchandise sales, which have longer average payment terms.

Cash expended for property additions was $46.6 million in this year’s first quarter versus $25.8 million in last year’s comparable period. No new clubs were opened in this year’s first quarter but we spent approximately $22.5 million on four new clubs that are expected to open in this year’s second quarter. No new clubs were opened in last year’s first quarter and only one was opened in the second quarter. Our full-year capital expenditures are expected to total approximately $180 to $200 million in 2009, based on plans to open approximately six to seven new clubs. The timing of actual openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

During this year’s first quarter, we repurchased 1,881,195 shares of our common stock for approximately $55.6 million. In last year’s first quarter, we repurchased 924,554 shares of our common stock for approximately $29.5 million. These amounts differ from the stock repurchase amounts in the statement of cash flows due to transactions that had not settled at the beginning of the quarter. As of May 2, 2009, our remaining repurchase authorization was $138.2 million.

We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at May 2, 2009. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate.

We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at May 2, 2009. We plan to renew or replace this credit agreement prior to its expiration.

There was $35.0 million outstanding under our bank credit agreement at May 2, 2009. We expect that amount to be fully repaid by the end of the second quarter. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at January 31, 2009 and May 3, 2008.

In addition to the credit agreement, we maintain two separate facilities totaling $95 million for letters of credit, primarily to support the purchase of inventories, of which $15.4 million was outstanding at May 2, 2009, and also maintain a $25 million uncommitted credit line for short-term borrowings which expires on April 30, 2010. As of May 2, 2009, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation.

During the third quarter of 2002, we established reserves for our liabilities related to leases for three BJ’s clubs which closed on November 9, 2002. In 2004 and 2005, we made lump sum payments to settle the leases for two of the three closed clubs. Our reserve of $7.7 million as of May 2, 2009 is based on the present value of our rent liability under the lease for the remaining club, including real estate taxes and common area maintenance charges, reduced by estimated future income from subleasing the property. An annual discount rate of 6% was used to calculate the present value of the obligation.

In 2006, we established reserves for our liabilities related to leases for the two ProFoods clubs which closed in the fourth quarter, and for our Franklin, MA, cross-dock facility, which was relocated to a new facility in Uxbridge, MA, in the second quarter. We recorded a charge of $25.7 million to close the ProFoods clubs, which included fixed asset write-downs of $14.0 million and a charge of $8.8 million for lease obligation costs based on the present value of rent liabilities under the two leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated future income from the potential subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of the obligations. As of May 2, 2009, our reserve for ProFoods obligations was $3.1 million.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $17.0 million at May 2, 2009.

Early in 2004 we were notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, we retained a leading computer security firm to conduct a forensic analysis of our information technology systems with a goal of determining whether a breach had in fact occurred. (See Note 9 for additional information.) We have recorded total charges of $13.0 million to date to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. As of May 2, 2009, the balance in the reserve was $4.0 million, which represented our best estimate of the remaining costs and expenses related to this matter at that time. As of May 29, 2009, the amount of outstanding claims, which are primarily from credit card issuing institutions, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to contest the claims made against us and continue to explore our defenses and possible claims against others. The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on our consolidated financial position or liquidity.

Cash and cash equivalents totaled $40.0 million as of May 2, 2009. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of our credit agreement and any ensuing credit agreement. However, we may from time to time seek to obtain additional financing.

Cautionary Note Regarding Forward-Looking Statements

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club openings, expected provision for income taxes, BJ’s reserve for credit and debit card claims, lease obligations in connection with closed BJ’s and ProFoods clubs or crossdocks, and other information with respect to our plans and strategies, including those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, levels of gasoline profitability; levels of customer demand; economic and weather conditions; federal, state and local regulations; activities by organized labor; competitive conditions; our success in settling lease obligations for closed clubs; and our success in settling credit and debit card claims. Each of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

We believe that our potential exposure to market risk as of May 2, 2009 is not material because of the short contractual maturities of our cash and cash equivalents on that date. We plan to generate sufficient cash flow from operations to be able to pay our outstanding short-term debt of $35 million without additional financings. We held no derivatives at May 2, 2009.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 2, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of May 2, 2009, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended May 2, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

Discussions of the consumer credit and debit card matter appear in Part I of this Form 10-Q and are incorporated herein by reference.

Item 1A – Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A of BJ’s Annual Report on Form 10-K for the year ended January 31, 2009. There have been no material changes from the risk factors previously disclosed in BJ’s Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our share repurchase activity in the quarter ended May 2, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
				(In Thousands)
Feb. 1 – Feb. 28	1,881,075	$29.58	1,881,075	$138,187
Mar. 1 – Apr. 4	120	33.23	120	138,183
Apr. 5 – May 2	—	—	—	138,183

Total for the quarter	1,881,195	$29.58	1,881,195	$138,183

We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; additional increases of $100 million each in press releases dated September 26, 2001, August 20, 2002, March 1, 2005, April 5, 2006, and May 23, 2007; an increase of $250 million announced in a press release dated November 20, 2007; and an increase of $200 million announced in a press release dated August 19, 2008. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through May 2, 2009, we have repurchased approximately 32.7 million shares for a total of $1,011.8 million, leaving a remaining authorization of $138.2 million.

Item 4 – Submission of Matters to a Vote of Security Holders

At the 2009 Annual Meeting of Shareholders of the Company (the “Annual Meeting”) held on May 21, 2009, the following matters were acted upon by BJ’s shareholders:

•	The election of Christine M. Cournoyer, Edmond J. English and Helen Frame Peters as directors for three-year terms ending in 2012

•	Approval of the amendment to the 2008 Amended and Restated Management Incentive Plan

•	Approval of the amendment to the 2008 Amended and Restated Growth Incentive Plan

•	Approval of the amendment to the 2007 Stock Incentive Plan

•	Ratification of the Audit Committee’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 30, 2010.

The number of shares of common stock outstanding and entitled to vote at the Annual Meeting was 54,698,437.

The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Election of Directors:
Christine M. Cournoyer	49,392,955	357,735	65,258	N/A
Edmond J. English	49,400,079	345,910	69,959	N/A
Helen Frame Peters	49,381,368	368,845	65,735	N/A

Approval of the amendment to the 2008 Amended and Restated Management Incentive Plan	47,668,167	1,855,346	292,437	N/A

Approval of the amendment to the 2008 Amended and Restated Growth Incentive Plan	47,591,934	1,934,255	289,761	N/A

Approval of the amendment to the 2007 Stock Incentive Plan	46,223,682	3,299,624	292,644	N/A

Ratification of Independent Registered Public Accounting Firm	49,414,572	347,556	53,820	N/A

The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are S. James Coppersmith, Paul Danos, Laura J. Sen, Michael J. Sheehan, Thomas J. Shields, and Herbert J Zarkin.

Item 6 – Exhibits

3.1	By-Laws, as amended

10.1	Employment Agreement, dated as of February 1, 2009, with Laura J. Sen (1)

10.2	Change of Control Severance Agreement, dated as of February 1, 2009, with Laura J. Sen (1)

31.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (Commission File No. 001-13143)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC.

(Registrant)

Date: June 3, 2009	/S/ LAURA J. SEN

Laura J. Sen

President and Chief Executive Officer

(Principal Executive Officer)

Date: June 3, 2009	/S/ FRANK D. FORWARD

Frank D. Forward

Executive Vice President and

Chief Financial Officer

(Principal Financial Officer)