Form 10-Q
period 2009-08-01
BJS WHOLESALE CLUB INC
filed 2009-09-02
CIK 1037461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended August 1, 2009

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

The number of shares of the Registrant’s common stock outstanding as of August 28, 2009: 55,508,274

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	August 1, 2009	August 2, 2008
	(Dollars in Thousands except Per Share Amounts)
Net sales	$2,507,010	$2,644,380
Membership fees	45,255	44,348
Other revenues	13,869	13,952

Total revenues	2,566,134	2,702,680

Cost of sales, including buying and occupancy costs	2,287,388	2,443,218
Selling, general and administrative expenses	215,675	201,401
Preopening expenses	3,793	129

Operating income	59,278	57,932
Interest income (expense), net	(116)	484

Income from continuing operations before income taxes	59,162	58,416
Provision for income taxes	23,991	21,769

Income from continuing operations	35,171	36,647
Loss from discontinued operations, net of income tax benefit of $72 and $107	(106)	(156)

Net income	$35,065	$36,491

Basic earnings per share:
Income from continuing operations	$0.66	$0.62
Loss from discontinued operations	(0.01)	—

Net income	$0.65	$0.62

Diluted earnings per share:
Income from continuing operations	$0.64	$0.61
Loss from discontinued operations	—	—

Net income	$0.64	$0.61

Number of common shares for earnings per share computations:
Basic	53,608,984	58,818,828
Diluted	54,577,519	59,809,560

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008
	(Dollars in Thousands except Per Share Amounts)
Net sales	$4,765,608	$4,897,508
Membership fees	89,642	88,362
Other revenues	24,855	24,566

Total revenues	4,880,105	5,010,436

Cost of sales, including buying and occupancy costs	4,353,405	4,533,391
Selling, general and administrative expenses	420,807	389,323
Preopening expenses	5,362	661

Operating income	100,531	87,061
Interest income (expense), net	(251)	605

Income from continuing operations before income taxes	100,280	87,666
Provision for income taxes	40,685	33,674

Income from continuing operations	59,595	53,992
Loss from discontinued operations, net of income tax benefit of $133 and $215	(194)	(312)

Net income	$59,401	$53,680

Basic earnings per share:
Income from continuing operations	$1.11	$0.92
Loss from discontinued operations	—	(0.01)

Net income	$1.11	$0.91

Diluted earnings per share:
Income from continuing operations	$1.09	$0.90
Loss from discontinued operations	—	—

Net income	$1.09	$0.90

Number of common shares for earnings per share computations:
Basic	53,590,792	58,769,313
Diluted	54,551,503	59,750,522

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 1, 2009	January 31, 2009	August 2, 2008
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$37,006	$51,157	$116,450
Accounts receivable	115,607	124,498	115,719
Merchandise inventories	889,828	859,520	833,488
Current deferred income taxes	13,192	13,936	28,254
Prepaid expenses	28,018	27,364	27,105

Total current assets	1,083,651	1,076,475	1,121,016

Property at cost:
Land and buildings	689,750	684,807	657,882
Leasehold costs and improvements	222,990	220,073	210,017
Furniture, fixtures and equipment	555,308	544,744	581,535

	1,468,048	1,449,624	1,449,434
Less: accumulated depreciation and amortization	540,674	535,046	581,245

	927,374	914,578	868,189
Deferred income taxes	6,404	8,033	3,495
Other assets	23,685	22,350	22,741

Total assets	$2,041,114	$2,021,436	$2,015,441

LIABILITIES
Current liabilities:
Current installments of long-term debt	$587	$567	$547
Accounts payable	626,865	583,367	608,855
Accrued expenses and other current liabilities	278,239	309,271	268,173
Accrued federal and state income taxes	8,773	13,488	26,849
Closed store lease obligations due within one year	1,748	2,006	1,948

Total current liabilities	916,212	908,699	906,372

Long-term debt, less portion due within one year	849	1,148	1,436
Noncurrent closed store lease obligations	8,852	9,336	9,655
Other noncurrent liabilities	108,336	117,449	112,436

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	212,902	200,973	190,658
Retained earnings	1,390,286	1,351,217	1,269,362
Accumulated other comprehensive loss	(270)	(270)	(540)
Treasury stock, at cost, 18,901,348, 17,872,220 and 14,941,387 shares	(596,797)	(567,860)	(474,682)

Total stockholders’ equity	1,006,865	984,804	985,542

Total liabilities and stockholders’ equity	$2,041,114	$2,021,436	$2,015,441

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59,401	$53,680
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for club closing costs	135	146
Depreciation and amortization of property	54,541	53,047
Loss on property disposals	78	185
Other noncash items (net)	693	502
Share-based compensation expense	10,583	9,511
Deferred income taxes	2,373	(1,088)
Excess tax benefit from exercise of stock options	(988)	(3,068)
Tax benefit from share-based compensation	1,346	4,013
Increase (decrease) in cash due to changes in:
Accounts receivable	8,891	(491)
Merchandise inventories	(30,308)	43,978
Prepaid expenses	(654)	1,886
Other assets	(1,375)	(375)
Accounts payable	37,755	(5,048)
Changes in book overdrafts	5,743	(9,062)
Accrued expenses	(4,785)	(2,785)
Accrued income taxes	(4,715)	(17,360)
Closed store lease obligations	(815)	(844)
Other noncurrent liabilities	(2,432)	4,567

Net cash provided by operating activities	135,467	131,394

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(87,486)	(49,060)
Proceeds from property disposals	—	124
Purchase of marketable securities	(436)	(245)
Sale of marketable securities	31	349

Net cash used in investing activities	(87,891)	(48,832)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit from exercise of stock options	988	3,068
Borrowing of short-term debt	—	—
Repayment of long-term debt	(279)	(261)
Proceeds from issuance of common stock	7,955	21,074
Purchase of treasury stock	(70,391)	(87,307)

Net cash used in financing activities	(61,727)	(63,426)

Net increase (decrease) in cash and cash equivalents	(14,151)	19,136
Cash and cash equivalents at beginning of year	51,157	97,314

Cash and cash equivalents at end of period	$37,006	$116,450

Supplemental cash flow information:
Treasury stock issued for compensation plans	$18,173	$17,056
Treasury shares surrendered upon vesting of restricted stock	1,598	—

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss			Total Stockholders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
				(In Thousands)
Balance, February 2, 2008	74,410	$744	$177,134	$1,239,639	$(540)	(14,028)	$(436,485)	$980,492
Net income	—	—	—	53,680	—	—	—	53,680
Issuance of common stock	—	—	4,013	(23,957)	—	1,445	45,031	25,087
Purchase of treasury stock	—	—	—	—	—	(2,358)	(83,228)	(83,228)
Stock compensation expense	—	—	9,511	—	—	—	—	9,511

Balance, August 2, 2008	74,410	$744	$190,658	$1,269,362	$(540)	(14,941)	$(474,682)	$985,542

Balance, January 31, 2009	74,410	$744	$200,973	$1,351,217	$(270)	(17,872)	$(567,860)	$984,804
Net income	—	—	—	59,401	—	—	—	59,401
Issuance of common stock	—	—	1,346	(20,332)	—	896	28,287	9,301
Purchase of treasury stock	—	—	—	—	—	(1,925)	(57,224)	(57,224)
Stock compensation expense	—	—	10,583	—	—	—	—	10,583

Balance, August 1, 2009	74,410	$744	$212,902	$1,390,286	$(270)	(18,901)	$(596,797)	$1,006,865

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for BJ’s Wholesale Club, Inc. (“BJ’s” or “the Company” or “we”) for the quarter and six months ended August 1, 2009 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

2. These interim financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments we considered necessary for a fair statement of our financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

3. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

4. During the second quarter ended August 1, 2009, we granted 528,635 restricted shares and no stock options. In last year’s second quarter, we granted 547,233 restricted shares and no stock options. In this year’s first half, we granted 575,447 restricted shares and no stock options. In last year’s first half, we granted 547,233 restricted shares and 10,000 stock options.

Presented below is information regarding pretax share-based compensation for this year’s and last year’s second quarters and for this year’s and last year’s first halves:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Aug. 1, 2009	Aug. 2, 2008	Aug. 1, 2009	Aug. 2, 2008
	(Dollars in Thousands)		(Dollars in Thousands)
Stock option expense	$496	$1,517	$1,387	$3,011
Restricted stock expense	5,237	3,730	9,196	6,500

Total	$5,733	$5,247	$10,583	$9,511

5. The components of interest income (expense), net were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Aug. 1, 2009	Aug. 2, 2008	Aug. 1, 2009	Aug. 2, 2008
	(Dollars in Thousands)		(Dollars in Thousands)
Interest income	$—	$568	$—	$787
Capitalized interest	40	64	117	130
Interest expense on debt	(156)	(148)	(368)	(312)

Interest income (expense), net	$(116)	$484	$(251)	$605

6. The following details the calculation of earnings per share from continuing operations for the periods presented below (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Aug. 1, 2009	Aug. 2, 2008	Aug. 1, 2009	Aug. 2, 2008
	(Dollars in Thousands)		(Dollars in Thousands)
Income from continuing operations	$35,171	$36,647	$59,595	$53,992

Weighted-average number of common shares outstanding, used for basic computation	53,609	58,819	53,591	58,769
Plus: Incremental shares from assumed conversion of stock options and restricted stock	969	991	961	982

Weighted-average number of common and dilutive potential shares outstanding	54,578	59,810	54,552	59,751

Basic earnings per share	$0.66	$0.62	$1.11	$0.92

Diluted earnings per share	$0.64	$0.61	$1.09	$0.90

Options to purchase the following number of shares were outstanding at August 1, 2009 and August 2, 2008, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares for the periods indicated.

	Number of Shares	Weighted-Average Exercise Price
Thirteen weeks ended Aug. 1, 2009	353,700	$37.99
Twenty-six weeks ended Aug. 1, 2009	356,700	$37.96
Thirteen and twenty-six weeks ended Aug. 2, 2008	57,200	$45.50

7. The following tables summarize the activity for the six months ended August 1, 2009 and August 2, 2008 associated with our discontinued operations, which consist of the closing of both of our ProFoods clubs in January 2007, three BJ’s clubs in 2002 and one BJ’s club in 2008 (dollars in thousands):

	Discontinued Operations
	Liabilities January 31, 2009	Increases	Reductions	Liabilities August 1, 2009	Cumulative Charges To Date
ProFoods clubs	$3,153	$87	$(229)	$3,011	$22,285
BJ’s clubs - 2002	7,825	210	(541)	7,494	26,700
BJ’s club - 2008	50	—	(50)	—	372

Total	$11,028	$297	$(820)	$10,505	$49,357

Current portion	$1,692			$1,653
Long-term portion	9,336			8,852

Total	$11,028			$10,505

	Discontinued Operations
	Liabilities February 2, 2008	Increases	Reductions	Liabilities August 2, 2008
ProFoods clubs	$3,439	$90	$(225)	$3,304
BJ’s Clubs	8,128	218	(623)	7,723

Total	$11,567	$308	$(848)	$11,027

Current portion	$1,560			$1,648
Long-term portion	10,007			9,379

Total	$11,567			$11,027

Closure of ProFoods

Both ProFoods clubs were closed in the fourth quarter ended February 3, 2007. The operating results of these clubs are included in discontinued operations for all periods presented. We recorded a charge of $25.7 million to close these clubs in the fourth quarter of 2006. This charge consisted mainly of fixed asset impairments of $14.0 million, lease obligation costs of $8.8 million and $1.0 million for employee termination benefits. In 2007, we settled the lease for one of the two closed ProFoods locations, and subleased the other ProFoods location for a portion of its remaining lease term, which reduced the reserve by approximately $4.0 million. Increases to the reserve in this year’s first half consisted of interest accretion charges and reductions to the reserve consisted of lease obligation payments.

2002 Closure of Three BJ’s Locations

On November 9, 2002, we closed both of our clubs in the Columbus, Ohio, market and a club in North Dade, Florida. In 2004 and 2005, we made lump sum payments to settle two of the three leases. The reserve for BJ’s closed clubs at August 1, 2009 was related to lease obligations for the remaining closed club. Increases to the reserve in this year’s first half consisted of interest accretion charges and reductions to the reserve consisted of lease obligation payments.

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

2008 Closure of One BJ’s Location

In the third quarter of 2008, we sold our owned club in Greenville, South Carolina, and recorded a charge of $0.4 million in related exit costs. As of August 1, 2009, we have paid all liabilities and do not expect any future expenses related to this closing.

8. The following tables summarize the activity for the six months ended August 1, 2009 and August 2, 2008 associated with our 2006 restructuring activities, which consisted of the relocation of our Franklin, MA, cross-dock facility to a new facility in Uxbridge, MA, in July 2006 (dollars in thousands):

	Restructuring Activities
	Liabilities January 31, 2009	Increases	Reductions	Liabilities August 1, 2009	Cumulative Charges To Date
Franklin relocation	$314	$—	$(219)	$95	$1,013

	Restructuring Activities
	Liabilities February 2, 2008	Increases	Reductions	Liabilities August 2, 2008
Franklin relocation	$792	$—	$(216)	$576

Current portion	$166			$300
Long-term portion	626			276

Total	$792			$576

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

9. Early in 2004 we were notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, we retained a leading computer security firm to conduct a forensic analysis of our information technology systems with a goal of determining whether a breach had in fact occurred. While no conclusive evidence of a breach was found, the computer security firm concluded that: (1) our centralized computer system that serves as the aggregation point for all BJ’s credit and debit card transactions chain-wide had not been breached and (2) any breach would have likely occurred in a more decentralized fashion involving club-level systems. On March 12, 2004, after our receipt of the computer security firm’s preliminary report of findings, we issued a public statement alerting consumers to the potential security breach. On August 5, 2008, the US Attorney’s Office in Boston charged 11 individuals with allegedly breaching the credit card security systems on a number of retailers, including BJ’s in 2004. Some of these individuals have pleaded guilty in this and similar cases involving other retailers.

To date, we have recorded total charges of $13.0 million to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. No charges have been recorded in connection with this matter since 2006. As of August 1, 2009, the balance in the reserve was $3.9 million, which represents our best estimate of the remaining cost and expenses related to this matter. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

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

As of August 1, 2009, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on our consolidated financial position or liquidity.

10. Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Aug. 1, 2009	Aug. 2, 2008	Aug. 1, 2009	Aug. 2, 2008
	(Dollars in Thousands)		(Dollars in Thousands)
Service cost	$172	$175	$344	$351
Interest cost	121	101	242	202
Amortization of net loss	—	6	—	12

Net periodic benefit cost	$293	$282	$586	$565

11. We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which $5.5 million was outstanding at August 1, 2009. We are required to pay an annual facility fee which is currently 0.15% of the total commitment. Interest on borrowings is payable at BJ’s option either at (a) the Eurodollar rate plus a margin which is currently 0.475% or (b) a rate equal to the higher of (i) the sum of the Federal Funds Effective Rate plus 0.50% or (ii) the agent bank’s prime rate. We are also required to pay a usage fee whenever the amount of loans and undrawn or unreimbursed letters of credit outstanding exceeds 50% of the total commitment. The usage fee, if applicable, would currently be at an annual rate of 0.125% of the amount borrowed. The facility fee and Eurodollar margin are subject to change based upon our fixed charge coverage ratio. The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted debt to capital limitation. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at August 1, 2009. We expect to refinance our bank credit agreement prior to its expiration.

In addition to the credit agreement, we maintain a $25 million uncommitted credit line for short-term borrowings. We also maintain two separate facilities totaling $82 million for letters of credit, primarily to support the purchase of inventories, of which $38.5 million was outstanding at August 1, 2009. As of August 1, 2009, we also had an outstanding letter of credit in the amount of $5.7 million, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at August 1, 2009, January 31, 2009 and August 2, 2008.

12. During this year’s first six months, we repurchased 1,880,600 shares of our common stock for $55.6 million, all of which was purchased in the first quarter. In last year’s first six months, we repurchased 2,357,300 shares of our common stock for $83.2 million. These amounts are lower than stock repurchase amounts reported in the statement of cash flows by $14.8 million and $4.1 million in 2009 and 2008, respectively, due to transactions that had not settled at the beginning of each year. As of August 1, 2009, our remaining repurchase authorization from the Board of Directors was $138.3 million.

In addition to the above repurchases, upon the vesting of certain restricted stock awards, 44,038 shares in this year’s first six months and 654 shares in last year’s first six months were reacquired to satisfy employees’ tax withholding obligations. In 2009, these reacquired shares were recorded as an additional $1.6 million of treasury stock and accordingly, reduced the number of common shares outstanding by 44,038. In the prior year, the reacquired shares were recorded as an additional $21,000 of treasury stock and accordingly, reduced the number of common shares outstanding by 654.

13. Our unrecognized tax benefits were $6.3 million at January 31, 2009 and August 1, 2009. We have determined that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $2.3 million ($1.5 million, net of federal tax benefit) within the next 12 months, due to the resolution of state income tax audits.

14. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“FASB 157”), as amended in February 2008 by FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157.” FASB 157 provides a definition of fair value, provides guidance for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. FSP FAS 157-2 deferred the effective date of FASB 157 for one year for all nonfinancial assets and liabilities except those that are recognized or disclosed in the financial statements at fair value at least annually. We partially adopted the provisions of FASB 157 effective February 3, 2008. The partial adoption of this statement did not have a material impact on our financial statements. We adopted the remaining provisions of FASB 157 effective

February 1, 2009. This adoption impacts the way that we calculate fair value when conditions exist that require us to consider an impairment of long-lived assets. However, this adoption did not have a material impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“FASB 141(R)”). We adopted the provisions of FASB 141(R), effective February 1, 2009. This statement requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors to understand the nature and financial effect of the business combination. The adoption of this statement did not have an impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“FASB 160”). We adopted the provisions of FASB 160, effective February 1, 2009. This statement requires that noncontrolling interests in subsidiaries be reported in the equity section of the company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. The adoption of this statement did not have an impact on our financial statements as we do not have any noncontrolling interests.

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

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FASB 132(R)-1”). FASB 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan and will become effective at the beginning of fiscal 2010. We do not expect the adoption of this statement to have a material impact on our financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FASB 165”). FASB 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We adopted the provisions of FASB 165, effective August 1, 2009. Subsequent events have been evaluated through September 2, 2009, the date the financial statements were issued.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“FASB 168”). FASB 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. FASB 168 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative generally accepted accounting principles for SEC registrants. FASB 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will amend our disclosures accordingly beginning with our interim consolidated financial statements included in our fiscal third quarter of 2009 Form 10-Q.

15. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. Within the Statement of Income we have revised the classification of a number of miscellaneous revenues that had been previously reported on a net basis in “Selling, general and administrative expenses” to “Other revenues” and “Cost of sales, including buying and occupancy costs.” Additionally, the membership fees component of our previously disclosed “Membership fees and other” is now classified in its own line and the remainder of the former “Membership fees and other” line now resides in “Other revenues.” Please refer to the Current Report on Form 8-K submitted on November 19, 2008 for further information on these revised classifications.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Weeks (Second Quarter) and Twenty-Six Weeks Ended August 1, 2009 versus Thirteen and Twenty-Six Weeks Ended August 2, 2008

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

Results of Operations

Net sales for the quarter ended August 1, 2009 decreased 5.2% to $2.51 billion from $2.64 billion reported in last year’s second quarter. Net sales for the first half of the current year totaled $4.77 billion, a decrease of 2.7% compared to last year’s first half. These decreases were attributable to a 7.7% decrease in comparable club sales for the second quarter and a 4.8% decrease in comparable club sales for the first half of the year, in each case partially offset by sales from new clubs and gasoline stations. Much higher retail gasoline prices throughout the first half of last year contributed to gasoline sales in 2009 that were approximately 50% below last year.

	Thirteen Weeks Ended August 1, 2009	Twenty-Six Weeks Ended August 1, 2009
Merchandise comparable club sales	2.9%	5.0%
Impact of gasoline sales	(10.6)%	(9.8)%

Comparable club sales	(7.7)%	(4.8)%

Merchandise comparable club sales increased 2.9% and 5.0% in this year’s second quarter and first half, respectively, due largely to increases in food sales, particularly in perishables. Food accounted for approximately 65% of merchandise sales in this year’s second quarter and year-to-date periods versus 64% in last year’s second quarter and year-to-date period. On a comparable club basis, food sales increased by approximately 6% in this year’s second quarter and increased by approximately 7% year-to-date. Also on a comparable club basis, general merchandise sales decreased by approximately 2% in this year’s second quarter and increased by approximately 1% year-to-date. Comparable club merchandise sales in this year’s second quarter were unfavorably affected by unseasonably cool and wet weather in the Northeast, weak discretionary consumer spending, and increased price deflation, particularly in some perishables departments.

Stronger performing departments compared to last year’s second quarter included candy, cereal, cigarettes, computer equipment, dairy, deli, fresh meat, frozen, health and beauty aids, household chemicals, ice cream, paper products, pet foods, produce, snacks, and televisions. Weaker performing departments compared to last year included air conditioners, apparel, domestics, electronics, jewelry, juices, lawn and garden, milk, oils and shortenings, prerecorded video, sporting goods, summer seasonal, tires, trash bags, and water.

Excluding sales of gasoline, customer count on a comparable club basis increased by approximately 4% in this year’s second quarter and increased by approximately 5% in the year-to-date period. The average transaction amount by the same measure decreased approximately 1% in this year’s second quarter and was approximately flat in the year-to-date period. Second quarter traffic and average transaction amounts were unfavorably impacted by the weather and deflation issues discussed above.

Membership fee income was $45.3 million in this year’s second quarter versus $44.3 million in last year’s comparable period. This 2.0% increase was due to strong renewal rates and the benefit from opening more new clubs earlier this year compared to last year. Our new clubs opened to date in 2009 have also exceeded our plans in terms of total members. For the year-to-date period, membership fee income was $89.6 million this year compared to $88.4 million last year.

Other revenues were $13.9 million in this year’s second quarter versus $14.0 million last year. For the year-to-date period, other revenues were $24.9 million this year compared to $24.6 million last year.

Cost of sales (including buying and occupancy costs) was 91.24% of net sales in this year’s second quarter versus 92.39% in last year’s second quarter. The 115 basis point improvement reflected a favorable impact from decreased sales of low margin gasoline of 115 basis points and favorable merchandise margins of 46 basis points. Merchandise margins benefited from a favorable sales mix of high margin perishables, lower freight expense due to reductions in fuel costs, and operational improvements that lowered shrinkage and salvage costs. These improvements in cost of sales as a percentage of sales were partially offset by de-leveraging of buying and occupancy costs of approximately 45 basis points, due primarily to lower gasoline sales.

Year-to-date cost of sales (including buying and occupancy costs) was 91.35% of net sales this year versus 92.57% last year. The 122 basis point improvement was driven by the same factors as cited for the second quarter. More specifically, the decrease reflected a favorable impact from weak sales of low margin gasoline of 110 basis points; favorable merchandise margins of 47 basis points; and de-leveraging of buying and occupancy costs of 35 basis points.

Selling, general and administrative expenses (“SG&A”) were 8.60% of net sales in this year’s second quarter versus 7.62% in last year’s comparable period. SG&A expense experienced de-leveraging due to gasoline sales that were well below last year. The increase of 98 basis points was attributable mainly to increases of 62 basis points in club and home office payroll expenses, 29 basis points in club and home office fringe benefits expenses, including bonus expenses, medical insurance costs and share-based compensation, seven basis points in insurance costs other than medical insurance, and five basis points in advertising costs. These increases were partially offset by a decrease of approximately four basis points in credit costs, due to lower gasoline sales versus last year’s second quarter.

Year-to-date SG&A expenses were 8.83% of net sales this year versus 7.95% last year. The increase of 88 basis points in the year-to-date period was driven largely by the same factors as cited in the second quarter. Club and home office payroll expenses increased by 53 basis points. Club and home office fringe benefits expenses, including bonus expense and share-based compensation, increased by 28 basis points and other miscellaneous expenses increased by seven basis points.

Total SG&A expenses for the second quarter increased by $14.3 million, or 7.1%, from last year’s second quarter. The growth in SG&A versus last year was driven primarily by increases in club payroll expenses, medical insurance costs, and IT Roadmap costs. Payroll and payroll benefits (including stock compensation) accounted for 77% of all SG&A expenses in this year’s second quarter compared to 76% in last year’s second quarter. For the year-to-date period, total SG&A expenses rose by $31.5 million, or 8.1%. The percent growth was lower in the second quarter compared to the first quarter of this year due to a decrease in gasoline credit card costs which rose significantly in the second quarter of last year due to high gasoline retail prices. Payroll and payroll benefits (including stock compensation) accounted for 77% of all SG&A expenses in this year’s first six months compared to 75% in last year’s first six months.

Preopening expenses were $3.8 million in this year’s second quarter versus $0.1 million in last year’s second quarter. Year-to-date preopening expenses totaled $5.4 million this year versus $0.7 million last year. These increases reflected spending on three new clubs that opened during this year’s second quarter and one new club that opened in the beginning of the third quarter. Only one new club opened in last year’s first half.

Net interest expense was $0.1 million in this year’s second quarter versus net interest income of $0.5 million in last year’s second quarter. Net interest expense for the first six months of this year was $0.3 million versus net interest income of $0.6 million in last year’s comparable period. These changes were principally due to lower interest rates on lower amounts of invested cash as compared to last year. Unlike last year, we borrowed under our revolving credit agreement during this year’s first six months. We had no amounts outstanding as of August 1, 2009.

Our income tax provision was 40.6% of pretax income from continuing operations in this year’s second quarter and this year’s first half versus 37.3% in last year’s second quarter and 38.4% in last year’s first half. Last year’s lower rates included the favorable settlements of state income tax audits in the second quarter, which reduced our provision for income taxes by $2.0 million.

Income from continuing operations was $35.2 million, or $.64 per diluted share, in this year’s second quarter versus $36.6 million, or $.61 per diluted share, in last year’s comparable period. For the first six months, income from continuing operations was $59.6 million or $1.09 per diluted share, this year versus $54.0 million, or $.90 per diluted share, last year. Last year’s amounts included the favorable income tax audit settlements of $2.0 million.

Loss from discontinued operations (net of income tax benefit) was $0.1 million in this year’s second quarter versus $0.2 million in last year’s second quarter. For the first six months, loss from discontinued operations (net of income tax benefit) was $0.2 million this year versus $0.3 million last year. These amounts consisted primarily of accretion charges on closed store lease obligations in all periods.

Net income for the second quarter was $35.1 million, or $.64 per diluted share, this year versus $36.5 million, or $.61 per diluted share, last year. Last year’s second quarter results included post-tax income of $2.0 million, or $0.03 per diluted share, as a result of favorable income tax audit settlements.

Net income for the first six months of this year was $59.4 million, or $1.09 per diluted share, versus $53.7 million, or $.90 per diluted share, last year. These results reflect an 11% increase in net income and a 21% increase in diluted earnings per share versus the prior year. Last year’s results also included the post-tax income of $2.0 million, or $0.03 per diluted share, from the previously mentioned income tax audit settlements.

The Company operated 183 clubs on August 1, 2009 versus 178 clubs on August 2, 2008.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $135.5 million in the first six months of 2009 versus $131.4 million in last year’s comparable period. The increase was driven by higher net income in this year’s first six months and changes in certain balance sheet accounts which were affected by the timing of payments. Cash provided by changes in merchandise inventories, net of accounts payable, increased by $7.5 million in the first six months of this year versus an increase of $38.9 million in last year’s comparable period.

Average inventory per club increased 3.8% versus last year, due to lower than expected sales in the last two weeks of the second quarter, particularly in edible grocery and consumables. The ratio of accounts payable to merchandise inventories was 70.4% at the end of this year’s second quarter versus 73.0% at the end of last year’s second quarter. This decrease reflected the unfavorable impact from lower gasoline sales, which have a very fast turning inventory. Excluding gasoline sales, this metric increased slightly compared to last year.

Cash expended for property additions was $87.5 million in this year’s first six months versus $49.1 million in last year’s comparable period. In this year’s first half, we opened three new clubs in Clermont, Florida; Pelham Manor, New York; and Bronx Terminal, New York. We also opened a fourth club in North Bergen, New Jersey, at the beginning of the third quarter. In last year’s first half, we opened one new club. We plan on opening three more clubs in 2009. The timing of actual openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

During this year’s first six months, we repurchased 1,880,600 shares of our common stock for $55.6 million, all of which was purchased in the first quarter. In last year’s first six months, we repurchased 2,357,300 shares of our common stock for $83.2 million. These amounts differ from the stock repurchase amounts in the statement of cash flows due to transactions that had not settled at the beginning of the year. As of August 1, 2009, our remaining repurchase authorization from the Board of Directors was $138.3 million.

We have a $225 million unsecured credit agreement with a group of banks which expires April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which $5.5 million was outstanding at August 1, 2009. We were in compliance with the covenants and other requirements set forth in our credit agreement at August 1, 2009. See Note 11 in Notes to Consolidated Financial Statements for further details of the credit agreement. We expect to refinance our bank credit agreement prior to its expiration.

In addition to the credit agreement, we maintain a $25 million uncommitted credit line for short-term borrowings. We also maintain two separate facilities totaling $82 million for letters of credit, primarily to support the purchase of inventories, of which $38.5 million was outstanding at August 1, 2009. As of August 1, 2009, we also had an outstanding letter of credit in the amount of $5.7 million, which is used to support our self-insurance program for workers’ compensation.

There were no borrowings outstanding under our bank credit agreement and our uncommitted credit line at August 1, 2009, January 31, 2009 and August 2, 2008.

During the third quarter of 2002, we established reserves for our liabilities related to leases for three BJ’s clubs which closed on November 9, 2002. In 2004 and 2005, we made lump sum payments to settle the leases for two of the three closed clubs. Our reserve of $7.5 million as of August 1, 2009 is based on the present value of our rent liability under the lease for the remaining club, including real estate taxes and common area maintenance charges, reduced by estimated future income from subleasing the property. An annual discount rate of 6% was used to calculate the present value of the obligation.

In 2006, we established reserves for our liabilities related to leases for the two ProFoods clubs, which closed in the fourth quarter. We recorded a charge of $25.7 million to close the ProFoods clubs, which included a charge of $8.8 million for lease obligation costs based on the present value of rent liabilities under the two leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated future income from the potential subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of the obligations. As of August 1, 2009, the reserve for our ProFoods obligations was $3.0 million.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $16.5 million at August 1, 2009.

Early in 2004 we were notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. In response, we retained a leading computer security firm to conduct a forensic analysis of our information technology systems with a goal of determining whether a breach had in fact occurred. (See Note 9 in Notes to Consolidated Financial Statements for additional information.) We have recorded total charges of $13.0 million to date to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. As of August 1, 2009, the balance in the reserve was $3.9 million, which represented our best estimate of the remaining costs and expenses related to this matter at that time. As of August 1, 2009, the amount of outstanding claims, which are primarily from credit card issuing banks, was approximately $13 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to contest the claims made against us and continue to explore our defenses and possible claims against others. The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

Cash and cash equivalents totaled $37.0 million as of August 1, 2009. We believe that our current resources, together with anticipated cash flows from operations, will be sufficient to finance our operations through the term of our credit agreement and any ensuing credit agreement. However, we may from time to time seek to obtain additional financing.

Cautionary Note Regarding Forward-Looking Statements

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club openings, expected provision for income taxes, BJ’s reserve for credit and debit card claims, lease obligations in connection with closed BJ’s and ProFoods clubs or crossdocks, and other information with respect to our plans and strategies, including those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, levels of gasoline profitability; levels of customer demand; economic and weather conditions; federal, state and local regulations; federal tax and fiscal policy; activities by organized labor; competitive conditions; litigation; our success in settling lease obligations for closed clubs; and our success in settling credit and debit card claims. Each of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Any forward-looking statements represent our estimates only as of the day this quarterly report was first filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to market risk as of August 1, 2009 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at August 1, 2009. We held no derivatives at August 1, 2009.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 1, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of August 1, 2009, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 1, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; additional increases of $100 million each in press releases dated September 26, 2001, August 20, 2002, March 1, 2005, April 5, 2006, and May 23, 2007; an increase of $250 million announced in a press release dated November 20, 2007; and an increase of $200 million announced in a press release dated August 19, 2008. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through August 1, 2009, we have repurchased approximately 32.7 million shares for a total of $1,011.7 million, leaving a remaining authorization of $138.3 million. During the second quarter of 2009, there were no repurchases under the program.

The following activity represents shares tendered to us by employees who vested in restricted stock and used shares to satisfy tax withholding obligations. As such, these are non-cash transactions.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
				(In Thousands)
May 3 – May 30	42,093	$36.50	—	138,297
May 31 – July 4	1,350	32.04	—	138,297
July 5 – August 1	—	—	—	138,297

Total for the quarter	43,443	$36.36	—	138,297

(1)	For purposes of determining the number of shares to be surrendered, the price per share deemed to be paid was the closing price of our common stock on the New York Stock Exchange the day before the vesting date.

Item 6 – Exhibits

10.1	2008 Amended and Restated Management Incentive Plan, as amended (1)

10.2	2008 Amended and Restated Growth Incentive Plan, as amended (2)

10.3	2007 Stock Incentive Plan, as amended (3)

31.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement as filed on April 15, 2009 (Commission File No. 001-13143)
(2)	Incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement as filed on April 15, 2009 (Commission File No. 001-13143)

(3)	Incorporated herein by reference to Appendix C of the Company’s Definitive Proxy Statement as filed on April 15, 2009 (Commission File No. 001-13143)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC.
(Registrant)

Date: September 2, 2009	/S/ LAURA J. SEN
Laura J. Sen
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 2, 2009	/S/ FRANK D. FORWARD
Frank D. Forward
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)