Form 10-Q
period 2009-10-31
BJS WHOLESALE CLUB INC
filed 2009-12-02
CIK 1037461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended October 31, 2009

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

The number of shares of the Registrant’s common stock outstanding as of November 30, 2009: 55,683,752

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	October 31, 2009	November 1, 2008
	(Dollars in Thousands except Per Share Amounts)

Net sales	$2,450,435	$2,402,644
Membership fees	45,949	44,513
Other revenues	12,674	11,784

Total revenues	2,509,058	2,458,941

Cost of sales, including buying and occupancy costs	2,245,068	2,202,440
Selling, general and administrative expenses	231,608	207,472
Preopening expenses	1,954	1,016

Operating income	30,428	48,013
Interest income (expense), net	(125)	188

Income from continuing operations before income taxes	30,303	48,201
Provision for income taxes	12,529	19,181

Income from continuing operations	17,774	29,020
Loss from discontinued operations, net of income tax benefit of $71 and $534	(104)	(776)

Net income	$17,670	$28,244

Basic earnings per share:
Income from continuing operations	$0.33	$0.50
Loss from discontinued operations	—	(0.01)

Net income	$0.33	$0.49

Diluted earnings per share:
Income from continuing operations	$0.32	$0.49
Loss from discontinued operations	—	(0.01)

Net income	$0.32	$0.48

Number of common shares for earnings per share computations:
Basic	53,756,055	57,786,650
Diluted	54,794,276	58,749,554

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008
	(Dollars in Thousands except Per Share Amounts)

Net sales	$7,216,043	$7,300,152
Membership fees	135,591	132,875
Other revenues	37,529	36,350

Total revenues	7,389,163	7,469,377

Cost of sales, including buying and occupancy costs	6,598,473	6,735,831
Selling, general and administrative expenses	652,415	596,795
Preopening expenses	7,316	1,677

Operating income	130,959	135,074
Interest income (expense), net	(376)	793

Income from continuing operations before income taxes	130,583	135,867
Provision for income taxes	53,214	52,854

Income from continuing operations	77,369	83,013
Loss from discontinued operations, net of income tax benefit of $204 and $748	(298)	(1,089)

Net income	$77,071	$81,924

Basic earnings per share:
Income from continuing operations	$1.44	$1.42
Loss from discontinued operations	—	(0.02)

Net income	$1.44	$1.40

Diluted earnings per share:
Income from continuing operations	$1.42	$1.40
Loss from discontinued operations	(0.01)	(0.02)

Net income	$1.41	$1.38

Number of common shares for earnings per share computations:
Basic	53,645,880	58,441,759
Diluted	54,633,062	59,417,655

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31, 2009	January 31, 2009	November 1, 2008
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$55,066	$51,157	$52,831
Accounts receivable	125,644	124,498	102,145
Merchandise inventories	971,868	859,520	977,995
Current deferred income taxes	12,820	13,936	29,211
Prepaid expenses	43,378	27,364	29,749

Total current assets	1,208,776	1,076,475	1,191,931

Property at cost:
Land and buildings	693,824	684,807	667,724
Leasehold costs and improvements	227,260	220,073	212,825
Furniture, fixtures and equipment	598,074	544,744	524,277

	1,519,158	1,449,624	1,404,826
Less: accumulated depreciation and amortization	569,269	535,046	523,940

	949,889	914,578	880,886
Deferred income taxes	5,511	8,033	3,894
Other assets	26,574	22,350	22,676

Total assets	$2,190,750	$2,021,436	$2,099,387

LIABILITIES
Current liabilities:
Current installments of long-term debt	$597	$567	$557
Accounts payable	713,388	583,367	666,835
Accrued expenses and other current liabilities	318,795	309,271	285,440
Accrued federal and state income taxes	—	13,488	22,002
Closed store lease obligations due within one year	1,727	2,006	2,639

Total current liabilities	1,034,507	908,699	977,473

Long-term debt, less portion due within one year	696	1,148	1,293
Noncurrent closed store lease obligations	8,575	9,336	9,206
Other noncurrent liabilities	112,103	117,449	115,710

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	218,613	200,973	195,898
Retained earnings	1,407,183	1,351,217	1,298,926
Accumulated other comprehensive loss	(270)	(270)	(540)
Treasury stock, at cost, 18,730,632, 17,872,220 and 15,641,347 shares	(591,401)	(567,860)	(499,323)

Total stockholders’ equity	1,034,869	984,804	995,705

Total liabilities and stockholders’ equity	$2,190,750	$2,021,436	$2,099,387

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$77,071	$81,924
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for club closing costs	274	1,101
Depreciation and amortization of property	83,264	80,193
Loss (gain) on property disposals	239	(21)
Other noncash items (net)	876	806
Share-based compensation expense	16,201	14,423
Deferred income taxes	3,638	(2,444)
Excess tax benefit from exercise of stock options	(1,036)	(3,276)
Tax benefit from share-based compensation	1,439	4,341
Increase (decrease) in cash due to changes in:
Accounts receivable	(1,146)	13,083
Merchandise inventories	(112,348)	(100,529)
Prepaid expenses	(5,820)	(758)
Other assets	(4,323)	(330)
Accounts payable	124,966	49,150
Changes in book overdrafts	5,055	(5,280)
Accrued expenses	28,081	8,090
Accrued income taxes	(23,682)	(22,207)
Closed store lease obligations	(1,220)	(1,657)
Other noncurrent liabilities	1,098	7,585

Net cash provided by operating activities	192,627	124,194

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(131,181)	(90,714)
Proceeds from property disposals	—	8,605
Purchase of marketable securities	(436)	(245)
Sale of marketable securities	31	349

Net cash used in investing activities	(131,586)	(82,005)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit from exercise of stock options	1,036	3,276
Borrowing of short-term debt	—	—
Repayment of long-term debt	(422)	(394)
Proceeds from issuance of common stock	12,645	23,636
Purchase of treasury stock	(70,391)	(113,190)

Net cash used in financing activities	(57,132)	(86,672)

Net increase (decrease) in cash and cash equivalents	3,909	(44,483)
Cash and cash equivalents at beginning of year	51,157	97,314

Cash and cash equivalents at end of period	$55,066	$52,831

Supplemental cash flow information:
Treasury stock issued for compensation plans	$19,135	$17,536
Treasury shares surrendered upon vesting of restricted stock	1,665	52

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
				(In Thousands)

Balance, February 2, 2008	74,410	$744	$177,134	$1,239,639	$(540)	(14,028)	$(436,485)	$980,492
Net income	—	—	—	81,924	—	—	—	81,924
Issuance of common stock	—	—	4,341	(22,637)	—	1,482	46,273	27,977
Purchase of treasury stock	—	—	—	—	—	(3,095)	(109,111)	(109,111)
Stock compensation expense	—	—	14,423	—	—	—	—	14,423

Balance, November 1, 2008	74,410	$744	$195,898	$1,298,926	$(540)	(15,641)	$(499,323)	$995,705

Balance, January 31, 2009	74,410	$744	$200,973	$1,351,217	$(270)	(17,872)	$(567,860)	$984,804
Net income	—	—	—	77,071	—	—	—	77,071
Issuance of common stock	—	—	1,439	(21,105)	—	1,068	33,751	14,085
Purchase of treasury stock	—	—	—	—	—	(1,927)	(57,292)	(57,292)
Stock compensation expense	—	—	16,201	—	—	—	—	16,201

Balance, October 31, 2009	74,410	$744	$218,613	$1,407,183	$(270)	(18,731)	$(591,401)	$1,034,869

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying interim financial statements of BJ’s Wholesale Club, Inc. are unaudited and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of our financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). References to “we,” “our,” “us,” “BJ’s” or “the Company” refer to BJ’s Wholesale Club, Inc., unless the context indicates otherwise.

The interim financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. In preparing these interim financial statements, we have reviewed and considered all significant events occurring subsequent to October 31, 2009 and up until December 2, 2009, the date of financial statement issuance.

Our results for the quarter and nine months ended October 31, 2009 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

2. Stock Incentive Plans

During the third quarter ended October 31, 2009, we granted 30,458 restricted shares and 10,000 stock options. In last year’s third quarter, we granted 15,084 restricted shares and no stock options. In this year’s first nine months, we granted 605,905 restricted shares and 10,000 stock options. In last year’s first nine months, we granted 562,317 restricted shares and 10,000 stock options.

Presented below is information regarding pretax share-based compensation for this year’s and last year’s third quarters and for this year’s and last year’s first nine months:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 31, 2009	Nov. 1, 2008	Oct. 31, 2009	Nov. 1, 2008
	(Dollars in Thousands)		(Dollars in Thousands)
Stock option expense	$645	$1,369	$2,032	$4,380
Restricted stock expense	4,973	3,543	14,169	10,043

Total	$5,618	$4,912	$16,201	$14,423

3. Interest

The components of interest income (expense), net were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 31, 2009	Nov. 1, 2008	Oct. 31, 2009	Nov. 1, 2008
	(Dollars in Thousands)		(Dollars in Thousands)
Interest income	$50	$273	$50	$1,060
Capitalized interest	—	62	117	192
Interest expense on debt	(175)	(147)	(543)	(459)

Interest income (expense), net	$(125)	$188	$(376)	$793

4. Earnings Per Share

The following details the calculation of earnings per share from continuing operations for the periods presented below (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 31, 2009	Nov. 1, 2008	Oct. 31, 2009	Nov. 1, 2008

Income from continuing operations	$17,774	$29,020	$77,369	$83,013

Weighted-average number of common shares outstanding, used for basic computation	53,756	57,787	53,646	58,442
Plus: Incremental shares from assumed conversion of stock options and restricted stock	1,038	963	987	976

Weighted-average number of common and dilutive potential shares outstanding	54,794	58,750	54,633	59,418

Basic earnings per share	$0.33	$0.50	$1.44	$1.42

Diluted earnings per share	$0.32	$0.49	$1.42	$1.40

The following stock options and restricted share amounts were not included in the computation of diluted earnings per share for the periods indicated because their effect would have been antidilutive:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 31, 2009	Nov. 1, 2008	Oct. 31, 2009	Nov. 1, 2008

Stock Options	456,000	275,000	525,000	597,000
Restricted Stock	16,000	18,000	17,000	9,000

5. Discontinued Operations

The following tables summarize the activity for the nine months ended October 31, 2009 and November 1, 2008 associated with our discontinued operations, which consist of the closing of both of our ProFoods clubs in January 2007, three BJ’s clubs in 2002 and one BJ’s club in 2008 (dollars in thousands):

	Discontinued Operations
	Liabilities January 31, 2009	Increases	Reductions	Liabilities October 31, 2009	Cumulative Charges To Date, Net
ProFoods clubs	$3,153	$129	$(295)	$2,987	$22,327
BJ’s clubs – 2002	7,825	311	(844)	7,292	26,801
BJ’s club - 2008	50	—	(50)	—	372

Total	$11,028	$440	$(1,189)	$10,279	$49,500

Current portion	$1,692			$1,704
Noncurrent portion	9,336			8,575

Total	$11,028			$10,279

	Discontinued Operations
	Liabilities February 2, 2008	Increases	Reductions	Liabilities November 1, 2008
ProFoods clubs	$3,439	$135	$(400)	$3,174
BJ’s clubs – 2002	8,128	323	(907)	7,544
BJ’s club - 2008	—	850	(208)	642

Total	$11,567	$1,308	$(1,515)	$11,360

Current portion	$1,560			$2,293
Noncurrent portion	10,007			9,067

Total	$11,567			$11,360

Closure of ProFoods

Both ProFoods clubs were closed in the fourth quarter ended February 3, 2007. The operating results of these clubs are included in discontinued operations for all periods presented. We recorded a charge of $25.7 million to close these clubs in the fourth quarter of 2006. This charge consisted mainly of fixed asset impairments of $14.0 million, lease obligation costs of $8.8 million and $1.0 million for employee termination benefits. In 2007, we settled the lease for one of the two closed ProFoods locations, and subleased the other ProFoods location for a portion of its remaining lease term, which reduced the reserve by approximately $4.0 million. Increases to the reserve in this year’s first nine months consisted of interest accretion charges and reductions to the reserve consisted of lease obligation payments.

2002 Closure of Three BJ’s Locations

On November 9, 2002, we closed both of our clubs in the Columbus, Ohio, market and a club in North Dade, Florida. In 2004 and 2005, we made lump sum payments to settle two of the three leases. The reserve for BJ’s closed clubs at October 31, 2009 was related to the lease obligations for the remaining closed club. Increases to the reserve in this year’s first nine months consisted of interest accretion charges and reductions to the reserve consisted of lease obligation payments.

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

2008 Closure of One BJ’s Location

On October 7, 2008 we sold our owned club in Greenville, South Carolina, for $8.5 million and subsequently ceased operations on October 14, 2008. The operating results of the club are presented in discontinued operations in the statement of income for all periods presented. We recorded a pretax loss of $0.9 million in last year’s third quarter to close the club which consisted of a $0.4 million loss on inventory liquidation, $0.3 million for employee termination benefits, and $0.6 million in other exit costs, offset by a $0.4 million gain on the sale of fixed assets. The reserve balance at November 1, 2008 consisted mainly of employee termination benefits and other exit costs that were paid in the fourth quarter of 2008. As of October 31, 2009, we have recorded and paid all liabilities for this club and do not expect any future expenses related to this closing.

6. Provision for Credit Card Claims

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

To date, we have recorded total pretax charges of $13.0 million to establish a reserve for claims seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. No charges have been recorded in connection with this matter since 2006. As of October 31, 2009, the balance in the reserve was $3.2 million, which represented our best estimate of the remaining costs and expenses related to this matter. This reserve is included in accrued expenses and other current liabilities on our balance sheet.

We are under an obligation to indemnify our credit card acquirer, Fifth Third Bank, for losses incurred in the performance of their services. Fifth Third and BJ’s are subject to the same claims in this matter. As such, and to mitigate Fifth Third’s past costs of defense, during 2008 and the quarter ended October 31, 2009, we entered into agreements with Fifth Third whereby we share Fifth Third’s past costs of defense related to certain of the claims.

As of October 31, 2009, the amount of outstanding claims, which are primarily from credit card issuing institutions, was approximately $10 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to contest the claims made against us and continue to explore our defenses and possible claims against others.

The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on our consolidated financial position or liquidity.

7. 2009 Wage and Hour Settlement

In November 2008, BJ’s was sued in federal court in Massachusetts in a purported class action brought on behalf of “current and former department and other assistant managers,” in which plaintiffs principally alleged that they had not been compensated for overtime work as required under federal and Massachusetts law.

In this year’s third quarter we recorded a pretax charge in selling, general and administrative (“SG&A”) expenses of $11.7 million in connection with a proposed settlement of this claim. Under the settlement, which still must be approved by the United States District Court for the District of Massachusetts (“the court”), certain current and former mid-level managers will be eligible to receive payments to compensate them for particular hours worked in prior years.

The settlement of the lawsuit is not an admission by us of any wrongdoing. We expect to pay the settlement in the next twelve months and have recorded the liability within accrued expenses and other current liabilities on our balance sheet.

The number of employees who will receive compensation and the amount of each settlement will not be known until the court proceeds with the final approval of the settlement’s terms and all employee claims are submitted. We will work with the court and a settlement administrator as the parties establish the process through which the settlement amount will be allocated and the amount each eligible employee will receive is determined. While the ultimate outcome of the claims paid could differ from what we have recorded, the difference is not expected to have a material impact on our consolidated financial position or liquidity.

8. Postretirement Medical Benefits

Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 31, 2009	Nov. 1, 2008	Oct. 31, 2009	Nov. 1, 2008
	(Dollars in Thousands)		(Dollars in Thousands)
Service cost	$172	$176	$516	$527
Interest cost	120	101	362	303
Amortization of net loss	—	6	—	18

Net periodic benefit cost	$292	$283	$878	$848

9. Credit Facilities

On October 30, 2009, we entered into a new $200 million unsecured credit agreement with a group of banks which expires October 30, 2012. The new agreement terminated and replaced our previous $225 million unsecured credit agreement, which was scheduled to expire on April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit. We are required to pay an annual commitment fee which is currently 0.375% of the amount by which the total commitment exceeds the total outstanding balance. Interest on borrowings is payable at BJ’s option either at (a) the LIBOR rate plus a margin which is currently 2.75% or (b) a floating rate equal to a margin which is currently 1.75%, plus the highest of (i) the sum of the Federal Funds Effective Rate plus 0.50%, (ii) the agent bank’s prime rate or (iii) one month LIBOR rate plus 1.0%. The commitment fee, the LIBOR margin and the floating rate margin are subject to change based upon our adjusted leverage ratio.

The agreement contains financial covenants which include a minimum fixed charge coverage requirement and a maximum adjusted leverage ratio. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at October 31, 2009.

In addition to the credit agreement, we maintain a $25 million uncommitted credit line for short-term borrowings. We also maintain two separate facilities totaling $82 million for letters of credit, primarily to support the purchase of inventories, of which $26.5 million was outstanding at October 31, 2009. As of October 31, 2009, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation. On November 13, 2009, this stand-alone letter of credit was cancelled.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at October 31, 2009, January 31, 2009 or November 1, 2008.

10. Capital Stock

During this year’s first nine months, we repurchased 1,880,600 shares of our common stock for $55.6 million, all of which was purchased in the first quarter. In last year’s first nine months, we repurchased 3,093,150 shares of our common stock for $109.1 million. These amounts are lower than stock repurchase amounts reported in the statement of cash flows by $14.8 million and $4.1 million in 2009 and 2008, respectively, due to transactions that had not settled at the beginning of each year. As of October 31, 2009, our remaining repurchase authorization from the Board of Directors was $138.3 million.

In addition to the above repurchases, upon the vesting of certain restricted stock awards, 46,126 shares in this year’s first nine months and 1,449 shares in last year’s first nine months were reacquired to satisfy employees’ tax withholding obligations. In 2009, these reacquired shares were recorded as an additional $1.7 million of treasury stock and accordingly, reduced the number of common shares outstanding by 46,126. In the prior year, the reacquired shares were recorded as an additional $52,000 of treasury stock and accordingly, reduced the number of common shares outstanding by 1,449.

11. Income Taxes

Our unrecognized tax benefits decreased from $6.3 million at January 31, 2009 and August 1, 2009 to $4.3 million at October 31, 2009 due primarily to the settlement of state income tax audits. We have determined that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $1.2 million ($0.8 million, net of federal tax benefit) within the next 12 months, due to the resolution of additional state income tax audits.

12. Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new guidance on fair value measurements. The guidance defines fair value, provides a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. The FASB deferred the effective date of this guidance for one year for all nonfinancial assets and liabilities except those that are recognized or disclosed in the financial statements at fair value at least annually. As such, we partially adopted the guidance effective February 3, 2008. The partial adoption of this guidance did not have a material impact on our financial statements. We adopted the remaining provisions of the fair value guidance effective February 1, 2009. The guidance affects the way that we calculate fair value when conditions exist that require us to consider an impairment of long-lived assets; however, this adoption did not have a material impact on our financial statements.

In December 2007, the FASB issued new guidance on business combinations. We adopted the guidance effective February 1, 2009. The guidance requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors to understand the nature and financial effect of the business combination. The adoption of this guidance did not have an impact on our financial statements as we have not entered into any business combinations in fiscal 2009.

In December 2007, the FASB also issued new guidance on noncontrolling interests in consolidated financial statements. We adopted this guidance effective February 1, 2009, which requires that noncontrolling interests in subsidiaries be reported in the equity section of the company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. The adoption of this guidance did not have an impact on our financial statements as we do not have any noncontrolling interests.

In March 2008, the FASB issued new guidance on required disclosures for derivative instruments. We adopted the guidance effective February 1, 2009. The guidance improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance, and cash flows. The adoption of this guidance did not have a material impact on our financial statements as we do not have any material derivative instruments.

In December 2008, the FASB issued new guidance on employers’ disclosures for postretirement benefit plan assets which will become effective at the beginning of fiscal 2010. We do not expect the adoption of this guidance to have a material impact on our financial statements since our postretirement benefit plan does not currently have plan assets.

In May 2009, the FASB issued new guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We adopted the guidance effective August 1, 2009.

In June 2009, the FASB issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”) which authorized the Codification as the sole source for authoritative U.S. GAAP. Any accounting literature that is not in the Codification will be considered nonauthoritative. We have commenced utilizing the Codification as our sole source of authoritative U.S. GAAP in this year’s third quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Weeks (Third Quarter) and Thirty-Nine Weeks Ended October 31, 2009 versus Thirteen and Thirty-Nine Weeks Ended November 1, 2008.

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

Results of Operations

Net sales for the quarter ended October 31, 2009 rose 2.0% to $2.45 billion from $2.40 billion reported in last year’s third quarter. The increase was driven by sales from new clubs and gasoline stations, partially offset by a decrease in comparable club sales of 2.5%. Comparable club sales were unfavorably affected by gasoline sales that were approximately 34% below last year.

Net sales for the first nine months of the current year totaled $7.22 billion, a decrease of 1.2% compared to last year’s first nine months. The decrease was attributable to a 4.1% decrease in comparable club sales, partially offset by sales from new clubs and gasoline stations. Lower retail gasoline prices throughout the first nine months of the year contributed to gasoline sales in 2009 that were approximately 46% below last year.

	Thirteen Weeks Ended October 31, 2009	Thirty-Nine Weeks Ended October 31, 2009
Merchandise comparable club sales	3.9%	4.7%
Impact of gasoline sales	(6.4)%	(8.8)%

Comparable club sales	(2.5)%	(4.1)%

Merchandise comparable club sales increased 3.9% and 4.7% in this year’s third quarter and first nine months, respectively, due largely to increases in sales of food and consumables. Food accounted for approximately 66% of merchandise sales in this year’s third quarter and year-to-date periods versus 66% in last year’s third quarter and 65% in last year’s year-to-date period. On a comparable club basis, food sales increased by approximately 5% in this year’s third quarter and increased by approximately 6% year-to-date. Also on a comparable club basis, general merchandise sales increased by approximately 2% in this year’s third quarter and increased by approximately 1% year-to-date. Merchandise comparable club sales in this year’s third quarter were unfavorably affected by increased price deflation, as well as new competition and self-cannibalization. The price deflation, which was particularly evident in our perishables business, was more than offset by strong unit sales growth. We expect price deflation will continue to impact our merchandise sales results for the remainder of this year and possibly into early next year.

Stronger performing departments compared to last year’s third quarter included bakery, candy, cereal, cigarettes, computer equipment, deli, frozen, health and beauty aids, household chemicals, housewares, juices, paper products, pet food, prepared meals, produce, small appliances, snacks, and televisions. Weaker performing departments compared to last year’s third quarter included electronics, jewelry, milk, oils and shortenings, prerecorded video, sporting goods, storage, tires, toys, trash bags, video games, and water.

Excluding sales of gasoline, customer count on a comparable club basis increased by approximately 5% in this year’s third quarter and year-to-date periods. The average transaction amount by the same measure decreased approximately 1% in this year’s third quarter and year-to-date periods.

Membership fee income was $45.9 million in this year’s third quarter versus $44.5 million in last year’s comparable period. For the year-to-date period, membership fee income was $135.6 million this year compared with $132.9 million last year. The increase in membership fee income in this year’s third quarter and year-to-date periods was due to strong renewal rates and the benefit from opening more new clubs earlier this year compared to last year.

Other revenues were $12.7 million in this year’s third quarter versus $11.8 million in last year’s third quarter due mainly to increased revenue from our food court and tire bay areas. For the year-to-date period, other revenues were $37.5 million this year compared to $36.4 million last year, due mainly to increases in food court revenue and commissions from our third party optical services provider.

Cost of sales (including buying and occupancy costs) was 91.62% of net sales in this year’s third quarter versus 91.67% in last year’s third quarter. The 5 basis point improvement mainly reflected favorable merchandise margins of 19 basis points and a favorable impact from decreased sales of low margin gasoline of 2 basis points, partially offset by de-leveraging of buying and occupancy costs of approximately 15 basis points. Merchandise margins benefited from operational enhancements which reduced shrinkage and salvage costs, and from a favorable sales mix of high margin perishables.

Year-to-date cost of sales (including buying and occupancy costs) was 91.44% of net sales versus 92.27% last year. The 83 basis point improvement reflected a favorable impact from decreased sales of low margin gasoline of 74 basis points and favorable merchandise margins of 37 basis points, partially offset by de-leveraging of buying and occupancy costs of approximately 28 basis points.

SG&A expenses were 9.45% of net sales in this year’s third quarter versus 8.64% in last year’s comparable period as SG&A expense experienced de-leveraging due to gasoline sales that were well below last year. The increase of 81 basis points was attributable mainly to an increase of 49 basis points in payroll and payroll benefits (including share-based compensation and excluding bonus expense), 48 basis points related to this quarter’s wage and hour settlement, and 7 basis points in other miscellaneous expenses. These increases were partially offset by decreases of 10 basis points in bonus expenses, 8 basis points in our sales tax reserve, due to last year’s sales tax audit adjustment and 5 basis points in credit card fees.

Year-to-date SG&A expenses were 9.04% of net sales this year versus 8.18% last year. The increase of 86 basis points in the year-to-date period was driven largely by the same factors as cited for the third quarter. Payroll and payroll benefits (including share-based compensation) increased by 67 basis points, the wage and hour settlement added 16 basis points, and other miscellaneous expenses increased by 12 basis points. These were partially offset by decreases in the sales tax reserve of 5 basis points and lower credit card fees of 4 basis points.

Total SG&A expenses for the third quarter increased by $24.1 million, or 11.6%, from last year’s third quarter. The growth in SG&A versus last year was driven primarily by increases in club payroll expenses, legal reserves due to the wage and hour settlement, medical insurance costs and IT Roadmap costs. Payroll and payroll benefits (including share-based compensation) accounted for 72% of all SG&A expenses in this year’s third quarter versus 74% last year. For the year-to-date period, total SG&A expenses increased by $55.6 million, or 9.3%. The percent growth was higher in the third quarter compared to the year-to-date period primarily due to the wage and hour settlement. Payroll and payroll benefits (including share-based compensation) accounted for 75% of all SG&A expenses in this year’s first nine months and last year’s first nine months.

Preopening expenses were $2.0 million in this year’s third quarter versus $1.0 million in last year’s third quarter. Year-to-date preopening expenses totaled $7.3 million this year versus $1.7 million last year. These increases reflected the timing and location of new club openings. In this year’s first nine months we opened four new clubs, including three new clubs in the Metro New York market and one new club in Florida. We also incurred preopening expenses for two new clubs in the Philadelphia market, which opened at the beginning of this year’s fourth quarter. Our large urban clubs generally have higher preopening costs. We opened only one new club in last year’s first nine months and opened three new clubs in the middle of the fourth quarter.

Net interest expense was $0.1 million in this year’s third quarter versus net interest income of $0.2 million in last year’s third quarter. Net interest expense for the first nine months of this year was $0.4 million versus net interest income of $0.8 million in last year’s comparable period. These changes were principally due to lower interest rates on lower amounts of invested cash as compared to last year.

Our income tax provision was 41.3% of pretax income from continuing operations in this year’s third quarter versus 39.8% in last year’s third quarter. The income tax provision was 40.8% of pretax income from continuing operations in this year’s first nine months versus 38.9% in last year’s comparable period. This year’s rates included the unfavorable resolution of state tax audits which increased our effective rate by 0.7% in the third quarter and 0.2% in the first nine months. Last year’s rates included the favorable settlements of state income tax audits which decreased our effective rate by 0.9% in the third quarter and 1.8% in the first nine months.

Income from continuing operations was $17.8 million, or $0.32 per diluted share, in this year’s third quarter versus $29.0 million, or $0.49 per diluted share, in last year’s comparable period. For the first nine months, income from continuing operations was $77.4 million, or $1.42 per diluted share, this year versus $83.0 million, or $1.40 per diluted share, last year. This year’s results included third quarter post-tax expense of $6.9 million for the previously mentioned wage and hour settlement. Last year’s amounts included the favorable income tax audit settlements of $2.0 million.

Loss from discontinued operations (net of income tax benefit) was $0.1 million in this year’s third quarter versus $0.8 million in last year’s third quarter. For the first nine months, loss from discontinued operations (net of income tax benefit) was $0.3 million this year versus $1.1 million last year. This year’s amounts consisted primarily of accretion charges on closed store lease obligations. Last year’s amounts included third quarter post-tax expense of $0.5 million related to a club closing in South Carolina in addition to accretion charges on closed store lease obligations.

Net income for the third quarter was $17.7 million, or $0.32 per diluted share, this year versus $28.2 million, or $0.48 per diluted share, last year. Net income for the first nine months of this year was $77.1 million, or $1.41 per diluted share, versus $81.9 million, or $1.38 per diluted share, last year.

The Company operated 184 clubs on October 31, 2009 versus 177 clubs on November 1, 2008.

Seasonality

Our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Recent Accounting Standards

See Note 12 in Notes to Consolidated Financial Statements for a summary of recently issued standards.

Liquidity and Capital Resources

Net cash provided by operating activities was $192.6 million in the first nine months of 2009 versus $124.2 million in last year’s comparable period. The increase was driven primarily by cash provided by changes in merchandise inventories, net of accounts payable, which increased $12.6 million in this year’s first nine months versus a decrease of $51.4 million in last year’s comparable period. Average inventory per club decreased 4.4% versus last year, due in part to lower holiday inventory levels given the uncertain economic climate as well as a favorable comparison to last year’s inventory buy-ins. The ratio of accounts payable to merchandise inventories was 73.4% at the end of this year’s third quarter versus 68.2% at the end of last year’s third quarter, which reflected the benefits of this year’s lower merchandise levels as well as faster inventory turns.

Cash expended for property additions was $131.2 million in this year’s first nine months versus $90.7 million in last year’s comparable period. In this year’s first nine months, we opened four new clubs in Clermont, Florida; Pelham Manor, New York; Bronx, New York; and North Bergen, New Jersey. We own one of these new clubs and the remaining three are leased. We also opened two new clubs in the Philadelphia area at the beginning of the fourth quarter and expect to open one additional club in New York at the end of the fourth quarter. In last year’s first nine months, we opened one new club, which is owned subject to a ground lease, and began construction on three additional clubs that opened in the fourth quarter. Our full-year capital expenditures are expected to total approximately $180 to $200 million in 2009. The timing of actual openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

During this year’s first nine months, we repurchased 1,880,600 shares of our common stock for $55.6 million, all of which was purchased in the first quarter. In last year’s first nine months, we repurchased 3,093,150 shares of our common stock for $109.1 million. These amounts are lower than stock repurchase amounts reported in the statement of cash flows by $14.8 million and $4.1 million in 2009 and 2008, respectively, due to transactions that had not settled at the beginning of each year. As of October 31, 2009, our remaining repurchase authorization from the Board of Directors was $138.3 million. Our full-year common stock repurchases in 2009 on a cash basis are expected to total approximately $100 million.

On October 30, 2009, we entered into a new $200 million unsecured credit agreement with a group of banks which expires October 30, 2012. The new agreement terminated and replaced our previous $225 million unsecured credit agreement, which was scheduled to expire on April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at October 31, 2009. See Note 9 in Notes to Consolidated Financial Statements for further details of the credit agreement.

In addition to the credit agreement, we maintain a $25 million uncommitted credit line for short-term borrowings. We also maintain two separate facilities totaling $82 million for letters of credit, primarily to support the purchase of inventories, of which $26.5 million was outstanding at October 31, 2009. As of October 31, 2009, we also had a stand-alone letter of credit in the amount of $5.7 million outstanding, which is used to support our self-insurance program for workers’ compensation. On November 13, 2009, this stand-alone letter of credit was cancelled.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at October 31, 2009, January 31, 2009 or November 1, 2008.

Cash and cash equivalents totaled $55.1 million as of October 31, 2009. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of our credit agreement. However, we may from time to time seek to obtain additional financing.

Lease Obligations

During the third quarter of 2002, we established reserves for our liabilities related to leases for three BJ’s clubs which closed on November 9, 2002. In 2004 and 2005, we made lump sum payments to settle the leases for two of the three closed clubs. Our reserve of $7.3 million as of October 31, 2009 is based on the present value of our rent liability under the lease for the remaining club, including real estate taxes and common area maintenance charges, reduced by estimated future income from subleasing the property. An annual discount rate of 6% was used to calculate the present value of the obligation.

In 2006, we established reserves for our liabilities related to leases for the two ProFoods clubs, which closed in the fourth quarter. Our reserve of $3.0 million as of October 31, 2009 is based on the present value of rent liabilities under the two leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated future income from the potential subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of the obligations.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store lease obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $16.2 million at October 31, 2009.

Legal Matters

Early in 2004 we were notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations (See Note 6 in Notes to Consolidated Financial Statements for additional information.) As of October 31, 2009, we have recorded a reserve of $3.2 million, which represented our best estimate of the remaining costs and expenses related to this matter at that time. As of October 31, 2009, the amount of outstanding claims, which are primarily from credit card issuing institutions, was approximately $10 million. We are unable to predict whether further claims will be asserted. We have contested and will continue to contest the claims made against us and continue to explore our defenses and possible claims against others. The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.

In November 2008, BJ’s was sued in federal court in Massachusetts in a purported class action brought on behalf of “current and former department and other assistant managers,” in which plaintiffs principally alleged that they had not been compensated for overtime work as required under federal and Massachusetts law. In this year’s third quarter, we recorded a pretax charge of $11.7 million in connection with a proposal to settle this claim. Under the settlement, which still must be approved by the federal court, certain current and former mid-level managers will be eligible to receive payments to compensate them for particular hours worked in prior years. The settlement of the lawsuit is not an admission by us of any wrongdoing. We expect to pay the settlement in the next twelve months and have recorded the liability within accrued expenses and other current liabilities on our balance sheet.

The number of employees who will receive compensation and the amount of each settlement will not be known until the court proceeds with the final approval of the settlements terms and all employee claims are submitted. We will work with the court and a settlement administrator as the parties establish the process through which the settlement amount will be allocated and the amount each eligible employee will receive is determined. While the ultimate outcome of the claims paid could differ from what we have recorded, the difference is not expected to have a material impact on our consolidated financial position or liquidity.

Cautionary Note Regarding Forward-Looking Statements

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club openings, planned common stock repurchases, expected provision for income taxes, BJ’s reserve for credit and debit card claims, BJ’s reserve for the wage and hour settlement, lease obligations in connection with closed BJ’s and ProFoods clubs, and other information with respect to our plans and strategies, including those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, levels of gasoline profitability; levels of customer demand; economic and weather conditions; the rate of deflation; federal, state and local regulation in the Company’s markets; federal budgetary and tax policy; activities by organized labor; competitive conditions; litigation; our success in settling lease obligations for closed clubs; and our success in settling credit and debit card claims. Each of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

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

We believe that our potential exposure to market risk as of October 31, 2009 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at October 31, 2009. We held no derivatives at October 31, 2009.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of October 31, 2009, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

Discussions of the consumer credit and debit card matter and the wage and hour settlement appear in Part I of this Form 10-Q and are incorporated herein by reference.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

We publicly announced in a press release dated August 26, 1998 that the Board of Directors authorized a program to repurchase up to $50 million of the Company’s common stock. We subsequently announced that the Board authorized increases in the program of $50 million each in press releases dated September 16, 1999, May 25, 2000, and May 25, 2001; additional increases of $100 million each in press releases dated September 26, 2001, August 20, 2002, March 1, 2005, April 5, 2006, and May 23, 2007; an increase of $250 million announced in a press release dated November 20, 2007; and an increase of $200 million announced in a press release dated August 19, 2008. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through October 31, 2009, we have repurchased approximately 32.7 million shares for a total of $1,011.7 million, leaving a remaining authorization of $138.3 million. During the third quarter of fiscal 2009, there were no repurchases under the program.

The following activity represents shares tendered to us by employees who vested in restricted stock and used shares to satisfy tax withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
				(In Thousands)
August 2 – August 29	1,929	$31.73	—	138,297
August 30 – October 3	159	37.01	—	138,297
October 4 – October 31	—	—	—	138,297

Total for the quarter	2,088	$32.13	—	138,297

(1)	For purposes of determining the number of shares to be surrendered, the price per share deemed to be paid was the closing price of our common stock on the New York Stock Exchange the day before the vesting date.

Item 6 – Exhibits

10.1	Credit Agreement, dated October 30, 2009, among the Registrant, Bank of America, N.A. as administrative agent and lender, and a group of other agents and lenders (1)

31.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on November 4, 2009 (Commission File No. 001-13143)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC.
(Registrant)

Date: December 2, 2009	/S/ LAURA J. SEN
Laura J. Sen
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 2, 2009	/S/ FRANK D. FORWARD
Frank D. Forward
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)