Form 10-K
period 2010-01-30
BJS WHOLESALE CLUB INC
filed 2010-03-26
CIK 1037461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2010

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on August 1, 2009 (the last day of our most recent second quarter) was approximately $1,825,737,000 based on the closing price of $33.35 on the New York Stock Exchange as of such date.

There were 53,671,673 shares of the Registrant’s Common Stock, $.01 par value, outstanding as of March 12, 2010.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders (See Part III of this Form 10-K).

In this report, references to “we,” “our,” “us,” “BJ’s” or “the Company” refer to BJ’s Wholesale Club, Inc. unless the context indicates otherwise.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club openings, planned common stock repurchases, expected provision for income taxes, BJ’s reserve for credit and debit card claims, BJ’s reserve for the wage and hour settlement, lease obligations in connection with closed BJ’s and ProFoods clubs, and other information with respect to our plans and strategies, including the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) titled “Outlook for 2010.” Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “intends,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth in Item 1A., Risk Factors, and other factors noted in MD&A, particularly those noted under “Critical Accounting Policies and Estimates.” In addition, any forward-looking statements represent our estimates only as of the day this annual report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

PART I

Item 1.	Business

General

BJ’s Wholesale Club introduced the warehouse club concept to New England in 1984 and has since expanded to become a leading warehouse club operator in the eastern United States. As of January 30, 2010, BJ’s operated 187 warehouse clubs in 15 states. The table below shows the number of Company locations by state.

State	Number of Locations
New York	37
Florida	29
Massachusetts	20
New Jersey	20
Pennsylvania	15
Connecticut	11
Virginia	10
Maryland	9
Georgia	8
North Carolina	8
New Hampshire	6
Ohio	6
Delaware	3
Rhode Island	3
Maine	2

TOTAL	187

On July 28, 1997, BJ’s Wholesale Club, Inc., a Delaware corporation, became an independent, publicly owned entity when Waban Inc. (“Waban”), BJ’s parent company at the time, distributed to its stockholders on a pro rata basis all of the Company’s outstanding common stock. Before that date, BJ’s business had operated as a division of Waban.

The fiscal year ended January 30, 2010 is referred to as “2009” or “fiscal 2009” below. Other fiscal years are referred to in a similar manner.

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

Business Model

We have developed an operating model that we believe differentiates us from our warehouse club competition. First, we place added focus on the individual consumer, our Inner Circle® member, through merchandising strategies that emphasize a customer-friendly shopping experience. Second, by clustering our clubs, we achieve the benefit of name recognition and maximize the efficiencies of our management support, distribution and marketing activities. Finally, we seek to establish and maintain the first or second industry leading position in each major market where we operate. We create an exciting shopping experience for our members with a changing mix of food and general merchandise items and carry a broader product assortment than our warehouse club competitors. By supplementing the warehouse format with aisle markers, express checkout lanes, self-checkout lanes and low-cost video-based sales aids, we make shopping easier and more efficient for our members. For the convenience of our members, we maintain longer hours of operation than our warehouse club competitors. While all warehouse clubs sell merchandise in bulk, BJ’s also offers some smaller package sizes that are easier to carry home and store, including sizes that are comparable to those offered in supermarkets. Smaller package sizes can be found in a number of our fresh food categories, including dairy, meat, bakery, fish and produce. We are also the only major warehouse club operator to accept manufacturers’ coupons, which provide added value for our members, and we accept more credit and debit payment options than our warehouse club competitors.

Expansion

Since the beginning of 2004 BJ’s has grown from 150 clubs to 187 clubs in operation at January 30, 2010. We plan to open seven to nine new clubs in 2010, including one relocation, all of which will be in existing markets.

Year	Clubs in Operation at Beginning of Year	Clubs Opened During the Year	Clubs Closed During the Year	Clubs in Operation at End of Year
2004	150	5	—	155
2005	155	8	—	163
2006	163	9	—	172
2007	172	5	—	177
2008	177	4	1	180
2009	180	7	—	187

In addition to the club openings shown above, we relocated one club in 2005. The table above excludes the opening of two ProFoods Restaurant Supply clubs in 2004 and the closing of those two clubs in 2006.

Store Profile

As of January 30, 2010, we operated 167 full-sized warehouse clubs that averaged approximately 113,000 square feet and 20 smaller format warehouse clubs that averaged approximately 72,000 square feet. The smaller format clubs are designed to serve markets whose population is not sufficient to support a full-sized warehouse club or whose population density does not provide adequate real estate space for a full-sized club. Included in our smaller format profile is an 85,000 square foot club opened in 2009 in Quakertown, PA. Including space for parking, a typical full-sized BJ’s club requires 13 to 14 acres of land. The smaller version typically requires approximately 8 acres. Our clubs are located in both free-standing locations and shopping centers.

Construction and site development costs for a full-sized owned BJ’s club generally range from $6 million to $10 million. Land acquisition costs for a club generally range from $5 million to $10 million but can be significantly higher in some urban locations. We invest $3.5 to $4 million for fixtures and equipment, approximately $2 million for inventory (net of accounts payable) and incur approximately $1.0 to $1.5 million for preopening costs in a new full-sized club. Our large urban clubs generally have higher preopening costs.

Merchandising

We service our existing members and attract new members by providing a broad range of high quality, brand name and private label merchandise at prices that are consistently lower than the prices of traditional retailers, including discount retailers, supermarkets, supercenters and specialty retail operations. We limit the items offered in each product line to fast selling styles, sizes and colors, carrying approximately 7,000 active stockkeeping units (SKUs). By contrast, supermarkets normally carry an average of 45,000 SKUs, and supercenters typically stock up to 125,000 SKUs. We work closely with manufacturers to develop packaging and sizes which are best suited for selling through the warehouse club format in order to minimize handling costs and increase value to our members.

Food accounted for approximately 65% of our merchandise sales in 2009. The remaining 35% consisted of a wide variety of general merchandise items. Food categories at BJ’s include frozen foods, fresh meat and dairy products, beverages, dry grocery items, fresh produce and flowers, canned goods and household paper products. General merchandise includes consumer electronics, prerecorded media, small appliances, tires, jewelry, health and beauty aids, household needs, chemicals, computer software, books, greeting cards, apparel, furniture, toys and seasonal items. We believe that more than 70% of our products are items that can also be found in supermarkets.

BJ’s consumer-focused private brand products are primarily premium quality and generally are priced below the top branded competing product. During the past two years, we consolidated the total number of private brands and SKUs in our clubs and have focused more on our core private brand products that have the highest market share and yield high margins. With this initiative, our private brand products achieved a sales penetration of approximately 10% of food and general merchandise sales in 2009 versus 11% in 2008, while we reduced our private brand SKUs by 12%.

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

As of January 30, 2010, we had 104 gasoline stations in operation at our clubs. The gas stations are generally self-service, relying on “pay at the pump” technology that accepts credit and debit card transactions. Cash is also accepted at some locations. Both regular and premium gasoline are available. We generally maintain our gas prices below the average prices in each market as a means of illustrating a favorable price image to existing and prospective members.

Our electronic commerce business, bjs.com, provides hundreds of BJ’s general merchandise products as well as thousands of additional products generally not found in our clubs. We provide delivery of these products to our members’ home or office. Items sold on our website include electronics, computers, video games, office equipment, products for the home, health and beauty aids, sporting goods, outdoor living, baby products, toys and jewelry. In addition, we offer services such as auto and home insurance, home improvement, travel services, television and home theater installation and membership services.

Membership

Paid membership is an essential part of the warehouse club concept. In addition to providing a source of revenue which permits us to offer low prices, membership reinforces customer loyalty. We have two types of members: Inner Circle® members and business members. Most of our Inner Circle members are likely to be homeowners whose incomes are above the average for the Company’s trading areas. We believe that a significant percentage of our business members also shop BJ’s for their personal needs.

We generally charge $45 per year for a primary Inner Circle membership that includes one free supplemental membership. Members in the same household may purchase additional supplemental memberships for $20 each. A primary business membership also costs $45 per year and includes one free supplemental membership. Additional supplemental business memberships cost $20 each. We had approximately 9.4 million BJ’s members (including supplemental cardholders) at January 30, 2010.

BJ’s Rewards Membership® program, which is geared to high frequency, high volume members, offers a 2% rebate, capped at $500 per year, on generally all in-club purchases. The annual fee for a BJ’s Rewards Membership was raised from $80 to $90 effective February 1, 2010. At the end of 2009, Rewards Members accounted for approximately 5.5% of our primary members and approximately 13% of our merchandise sales during the year.

Advertising and Public Relations

We promote customer awareness of our clubs primarily through direct mail, public relations efforts, television and radio advertising, social media outreach, community involvement, new club marketing programs, and various publications sent to our members periodically throughout the year. We also employ dedicated marketing personnel who solicit potential business members and who contact other selected organizations to increase the number of members. Typically in the spring and the fall, we run free trial membership promotions to attract new members, with the objective of converting them to paid membership status, and also use one-day passes to introduce non-members to our clubs. These programs result in very low marketing expenses compared with typical retailers.

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

We route the majority of our purchases through cross-dock facilities which break down truckload quantity shipments from manufacturers and reallocate these goods for shipment to individual clubs, generally within 24 hours. Our efficient distribution systems result in reduced freight expenses and lower handling costs.

We work closely with manufacturers to minimize the amount of handling required once merchandise is received at a club. Merchandise for sale is generally displayed on pallets containing large quantities of each item, thereby reducing labor required for handling, stocking and restocking. Back-up merchandise is generally stored in steel racks above the sales floor.

We have been able to limit inventory shrinkage to levels well below those typical of other retailers by strictly controlling the exits of our clubs, by generally limiting customers to members and by using state-of-the-art electronic article surveillance technology. Our inventory shrinkage was no more than 0.20% of net sales in each of the last three fiscal years. Losses associated with payments by check have been insignificant, as members who issue dishonored checks are restricted to cash-only terms. Our policy is to accept returns of most merchandise within 30 days after purchase.

BJ’s is the only warehouse club operator to accept each of MasterCard®, VISA®, Discover®, American Express® and Revolution Card® chainwide. Our members may also pay for their purchases by cash, check and debit cards, and in 2009 we began accepting government-issued electronic benefit transaction cards in all of our clubs.

BJ’s has a co-branded VISA® card which is underwritten by a major financial institution on a non-recourse basis. Purchases made at BJ’s with the co-branded VISA® card earn a 2% rebate. All other purchases with the BJ’s VISA® card earn rebates of 1%. Rebates are issued by the financial institution in the form of BJ’s Bucks® certificates redeemable for merchandise at any BJ’s club.

Information Technology

We strive to use information systems and technology to improve the control and the efficiency of our business model. We have enhanced the efficiency of our checkout process and implemented an on-line refund system at the clubs to more effectively process sales returns. We believe that we are the only operator in the warehouse club industry to offer self-checkout throughout a major portion of its clubs. As of January 30, 2010, we have expanded this technology to over 97% of our clubs.

Sales data is generally analyzed daily for replenishment purposes. Detailed purchasing data permits the buying staff and club managers to track changes in members’ buying behavior. Detailed shrinkage information by SKU by club allows management to quickly identify inventory shrinkage problems and formulate effective action plans.

During 2009 we implemented a new warehouse management system at our Jacksonville, Florida, cross-dock facility. This new warehouse management system is now in place at all of our cross-dock facilities. This system is vital to our logistics and enables us to successfully manage inventory and replenishment. Shortly after year-end we completed the initial phase of our Human Resources system upgrade and completed the conversion of our payroll processing to Automatic Data Processing Inc. (“ADP”). We also completed the design and construction phase of a new point of sales (“POS”) system, which we expect to test and roll out to our clubs in the future. When fully implemented, these new registers will improve the member experience, provide incremental marketing opportunities, be more efficient for cashiers and reduce maintenance costs.

Our technology upgrades up to now have focused mostly on our merchandising and logistics systems. In 2007, we conducted a comprehensive review of all our systems and began a large scale technology initiative to enhance, upgrade or replace many of our key business operating systems including our sales reporting, financial and membership systems. The project is ongoing and expected to take five to six years to complete, and may take longer. We believe this technology investment is necessary for us to operate our business efficiently in the future. It will allow us to take advantage of the more forward-thinking aspects of marketing, merchandising, and operations, as well as provide easier and more comprehensive access to the information we need to be as efficient and effective as possible.

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

A large number of competitive membership warehouse clubs exist in our markets. Approximately 85% of our 167 full-sized warehouse clubs have at least one competitive membership warehouse club in their trading areas at a distance of about ten miles or less. Only one of our smaller format clubs has direct competition from other warehouse clubs within ten miles.

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

Employees

As of January 30, 2010, we had approximately 23,500 full-time and part-time employees (“team members”). None of our team members is represented by a union. We consider our relations with our team members to be excellent.

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

Available Information

BJ’s makes available free of charge on its internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with the SEC. Internet users can access this information on BJ’s website at www.bjs.com.

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

The risk factors which appear below could materially affect our business, financial condition and results of operations. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions, especially in the Eastern United States, where all of our clubs are located, geopolitical events, changes in laws or accounting rules, terrorism, major health concerns or other disruptions of expected economic or business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are not material also may impair our business results of operations and financial condition.

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

Our Business May be Affected by Issues that Affect Consumer Spending

Our results of operations may be affected by changes in economic factors that impact consumer spending. Certain economic conditions such as contraction in the financial markets, inflation, deflation, unemployment levels, tax rates, interest rates, energy and transportation costs, insurance and health care costs, and labor costs could reduce consumer spending or cause consumers to shift their spending to our competitors. Reduced consumer spending may result in reduced demand for our items and may also require increased selling and promotional expenses. A reduction or shift in consumer spending could negatively impact our business, results of operations and financial condition.

New Store Openings are Critical to Our Growth

Our long-term sales and income growth is dependent to a certain degree on our ability to open new clubs and gasoline stations in both existing markets and new markets. We cannot assure you that we will be able to achieve our planned expansion on a timely and profitable basis. Our expansion is dependent on finding suitable locations, which may be affected by local regulations and construction and development costs and competition from other retailers for particular sites. If prospective landlords find it difficult to obtain credit, we may need to own more new clubs rather than leasing them. Owned locations require more initial capital, and therefore, such a situation may constrain our growth. In addition, we may not be able to hire, train and retain a suitable work force to staff these locations or successfully integrate new clubs into our existing infrastructure. As a result, we may be unable to open new clubs at the rates expected or operate the clubs in a profitable manner.

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

Our quarterly operating results may be adversely affected by a number of factors including losses in new clubs, price changes in response to competitors’ prices, increases in operating costs, weather conditions, natural disasters, local economic conditions and the timing of new club openings and related start-up costs. Our quarterly operating results may also be affected by volatility in gasoline and energy prices. As a result, our quarterly operating results are not necessarily indicative of the results to be expected for any other quarter.

We Depend on Vendors to Supply us with Quality Merchandise at the Right Time and at the Right Price

We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices. We have no assurances of continued supply, pricing, or access to new products, and any vendor could at any time change the terms upon which it sells to us or may discontinue selling to us. In addition, sales demands may lead to insufficient in-stock positions of our merchandise.

Currently, one distributor consolidates all of our perishables for shipment to our clubs. While we believe that such a consolidation is in our best interest overall, a prolonged disruption in our logistics processes could materially impact our sales and profitability for the near term.

Implementation of Technology Initiatives Could Disrupt our Operations in the Near Term and Fail to Provide the Anticipated Benefits

As our business grows, we continue to make significant technology investments both in our operations and in our administrative functions. The costs, potential problems and interruptions associated with the implementation of technology initiatives could disrupt or reduce the efficiency of our operations in the near term. They may also require us to divert resources from our core business to ensure that implementation is successful. In addition, new or upgraded technology might not provide the anticipated benefits; it might take longer than expected to realize the anticipated benefits; the technology might fail or cost more than anticipated.

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

Union Attempts to Organize Our Team Members Could Disrupt Our Business

In the past, unions have attempted to organize our team members at certain of our clubs and facilities. Our management and team members may be required to devote their time to respond to union activities, which could be distracting to our operations. Future union activities may negatively impact our business and results of operations. Changes in current labor laws in this area could also adversely impact our business if such changes promote union activity.

Credit May Not Be Available or Affordable

The recent deterioration of the global credit and financial markets may affect our ability to obtain future financing as well as make it more expensive to obtain such financing. While we believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations in the future, we may need to obtain additional resources. We cannot assure you that we can obtain such resources, or obtain them at a reasonable cost. Not obtaining additional credit at a reasonable cost may negatively affect our ability to invest in capital expenditures, repurchase stock, and limit our ability to use operating cash flow for our working capital needs.

Certain Legal Proceedings Could Adversely Impact Our Results of Operations

We are involved in a number of legal proceedings involving employment issues, personal injury, product liability, consumer matters, credit card fraud, intellectual property claims and other litigation. Certain of these lawsuits, if decided adversely to us or settled by us, may result in material liability. See “Item 3. Legal Proceedings” and Note 5 in Notes to Consolidated Financial Statements for additional information. Further, we are unable to predict whether unknown claims may be brought against us that could become material.

Insurance Claims Could Adversely Impact our Results of Operations

We use a combination of insurance and self-insurance plans to provide for potential liability for workers’ compensation, general liability, property, fiduciary liability and employee health care and life insurance claims.

Liabilities associated with the risk retained by the Company are estimated based on historical claims experience and other actuarial assumptions believed to be reasonable under the circumstances. Our results of operations could be adversely impacted if actual future occurrences and claims differ from our assumptions and historical trends.

Product Recalls Could Adversely Affect our Sales and Results of Operations

If our merchandise offerings, including food and certain general merchandise products, do not meet applicable safety standards or our members’ expectations regarding safety, we could experience lost sales, increased costs and be exposed to legal and reputational risk. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards. If a recall does occur we have procedures in place to notify our clubs and, if appropriate, the members who have purchased the goods in question. We determine the appropriateness on a case-by-case basis, based, in part, on the size of the recall, the severity of the potential impact to the consumer, the attention that the product recall has in the media, and our ability to contact the purchasers of the products in question.

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

We operated 187 warehouse club locations as of January 30, 2010, of which 124 are leased under long-term operating leases and 49 are owned. We own the buildings at the remaining 14 locations, which are subject to long-term ground leases. A listing of the number of Company locations in each state is shown on page 3.

The unexpired terms of our leases range from approximately 1 to 31 years, and average approximately 10 years. We also have options to renew all but one of our leases for periods that range from approximately 5 to 65 years and average approximately 21 years. These leases require fixed monthly rental payments which are subject to various adjustments. Certain leases require payment of a percentage of the warehouse club’s gross sales in excess of certain amounts. Generally, all leases require that we pay all property taxes, insurance, utilities and other operating costs.

Our home offices in Natick, Massachusetts, occupy a total of 181,500 square feet. The largest lease for 125,000 square feet expires on January 31, 2011. A lease for 15,500 square feet expires on December 31, 2013 with an option to extend to 2018, and leases of 41,000 square feet expire on January 31, 2014 with options to extend to 2024. We have signed a fifteen-year lease for 282,000 square feet of office space in Westborough, MA. Rental payments under the lease will commence on February 1, 2011. We have not yet determined when we will relocate our home office to this new facility.

We own two cross-dock facilities in Uxbridge, Massachusetts, and Jacksonville, Florida, which occupy a total of 1,098,000 square feet, and also lease one cross-dock facility in Burlington, New Jersey, which occupies a total of 634,000 square feet under a lease which expires in 2021, with options to extend this lease through 2041.

See Note 4 of Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information with respect to our leases.

Item 3.	Legal Proceedings

See discussion of Legal Proceedings in Note 5 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Item 4.	Reserved

Item 4A.	Executive Officers of the Registrant

Name	Age	Office and Employment During Last Five Years
Laura J. Sen	53	Chief Executive Officer of the Company since February 2009; President and Director of the Company since January 2008; Chief Operating Officer of the Company (January 2008-January 2009); Executive Vice President, Merchandising and Logistics of the Company (January 2007-January 2008); Principal, Sen Retail Consulting (September 2003-December 2006).

Herbert J Zarkin	71	Chairman of the Board of the Company since July 1997; Chief Executive Officer of the Company (February 2007-January 2009); President of the Company (February 2007-January 2008); Interim Chief Executive Officer of the Company (November 2006-February 2007).

Frank D. Forward	55	Executive Vice President, Chief Financial Officer since January 2007; Executive Vice President, Chief Administrative Officer and Interim Chief Financial Officer of the Company (December 2005-January 2007); Executive Vice President and Chief Administrative Officer of the Company (May 2005-December 2005); Executive Vice President and Chief Financial Officer of the Company (July 1997-May 2005).

Thomas F. Gallagher	58	Executive Vice President, Club Operations of the Company since February 2007; Senior Vice President, Director of Field Operations (September 2002-January 2007).

Christina M. Neppl	49	Executive Vice President, Merchandising and Logistics of the Company since January 2008; Senior Vice President, Controller (June 2000-January 2008).

Lon F. Povich	50	Executive Vice President, General Counsel and Secretary of the Company since June 2007; Senior Vice President, General Counsel and Secretary of the Company (February 2007-June 2007); Vice President and General Counsel of The Boston Consulting Group, Inc., a management consulting firm, from February 1996 to February 2007.

All officers serve at the discretion of the Board of Directors and hold office until the first meeting of the Board of Directors following the next annual meeting of shareholders and until their successors are elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BJ’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “BJ”. The quarterly high and low sales prices for the fiscal years ended January 30, 2010 and January 31, 2009 were as follows:

	Fiscal Year Ended January 30, 2010		Fiscal Year Ended January 31, 2009
Quarter	High	Low	High	Low
First	$34.81	$27.26	$40.07	$29.59
Second	39.59	31.06	43.08	35.48
Third	37.97	29.73	44.29	30.02
Fourth	37.33	31.85	40.77	28.36

The approximate number of stockholders of record at March 12, 2010 was 2,600. BJ’s has never declared or paid any cash dividends on its common stock and has no present plans to do so.

In eleven separate authorizations beginning August 26, 1998, with the most recent authorization being August 19, 2008, the Board of Directors authorized a total of $1.15 billion of common stock repurchases. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through January 30, 2010, we have repurchased approximately 34.5 million shares for a total of $1.07 billion, leaving a remaining authorization of $76.1 million.

The following table summarizes our share repurchase activity in the quarter ended January 30, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
	(Dollars in Thousands except Per Share Amounts)
Nov 1 – Nov 28	—	$—	—	138,297
Nov 29 – Jan 2	976,900	33.03	976,900	106,029
Jan 3 – Jan 30	896,500	33.36	896,500	76,120

Total for the quarter	1,873,400	$33.19	1,873,400	$76,120

(1)	Not included in the table above are 1,258 shares tendered to us at an average per share price of $34.90 by employees who vested in restricted stock and used shares to satisfy tax withholding obligations. The number of shares required to be surrendered was determined using the closing price of our common stock on the day before the vesting date.

Item 6.	Selected Financial Data

	Fiscal Year Ended
	Jan. 30 2010	Jan. 31 2009	Feb. 2 2008	Feb. 3 2007	Jan. 28 2006
				(53 weeks)
	(Dollars in Thousands except Per Share Data)
Income Statement Data
Net sales	$9,954,384	$9,802,237	$8,791,618	$8,280,379	$7,725,414
Membership fees	181,872	177,530	175,782	161,747	149,538
Other revenues	50,725	47,599	47,065	54,496	57,976

Total revenues	10,186,981	10,027,366	9,014,465	8,496,622	7,932,928

Cost of sales, including buying and occupancy costs	9,080,845	9,003,978	8,090,581	7,601,282	7,063,663
Selling, general and administrative expenses	875,238	798,725	724,077	739,702	643,236
Provision for (reversal of) credit card claims (1)	(2,902)	—	—	2,000	4,000
Preopening expenses	10,013	3,736	4,555	9,524	7,601

Operating income	223,787	220,927	195,252	144,114	214,428
Interest income, net	(719)	764	3,742	2,638	2,742
Gain on contingent lease obligations	—	—	—	3,119	4,494

Income from continuing operations before income taxes	223,068	221,691	198,994	149,871	221,664
Provision for income taxes	90,533	85,871	77,613	57,081	86,407

Income from continuing operations	132,535	135,820	121,381	92,790	135,257
Income (loss) from discontinued operations, net of income taxes (2)	(399)	(1,237)	1,480	(20,774)	(6,724)

Net income	$132,136	$134,583	$122,861	$72,016	$128,533

Income per common share:
Basic earnings per share:
Income from continuing operations	$2.47	$2.34	$1.91	$1.42	$1.99
Income (loss) from discontinued operations	—	(0.02)	0.02	(0.32)	(0.10)

Net income	$2.47	$2.32	$1.93	$1.10	$1.89

Diluted earnings per share:
Income from continuing operations	$2.42	$2.30	$1.88	$1.40	$1.97
Income (loss) from discontinued operations	—	(0.02)	0.02	(0.32)	(0.10)

Net income	$2.42	$2.28	$1.90	$1.08	$1.87

Balance Sheet Data
Working capital	$166,548	$167,776	$198,905	$203,000	$257,503
Total assets	2,166,087	2,021,436	2,046,519	1,993,014	1,989,849
Long-term debt	540	1,148	1,715	2,243	2,737
Noncurrent closed store lease obligations	8,291	9,336	10,633	14,794	8,159
Other noncurrent liabilities	117,810	117,449	107,245	83,377	75,976
Stockholders’ equity	1,033,367	984,804	980,492	1,019,887	1,015,979
Clubs open at end of year	187	180	177	172	163

(1)	See Note 5 of Notes to Consolidated Financial Statements
(2)	See Note 2 of Notes to Consolidated Financial Statements

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless noted otherwise, the fiscal year ended January 30, 2010 is referred to as “2009.” Other fiscal years are referred to in a similar manner.

General Overview

BJ’s is a leading warehouse club operator in the Eastern United States. As of January 30, 2010, we operated 187 BJ’s warehouse clubs, 104 of which operate gasoline stations, in 15 states.

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

Paid membership is an essential component in our business. It not only provides a source of revenue, but it also promotes customer loyalty. Membership fees permit us to offer lower prices to our members, encouraging them to shop us more frequently. Member renewal rates are a key performance indicator for us. In 2009, our Inner Circle members renewed at a rate of 83%.

Comparable club sales performance is an important measure throughout the retail industry. In determining comparable club sales, we include all clubs that were open for at least 13 months at the beginning of the period and were in operation during all of both periods being compared including relocated clubs and expansions. If a club is in the process of closing, it is excluded from the determination of comparable clubs sales. Our comparable club sales for the last three fiscal years were:

	2009	2008	2007
Comparable club sales	(1.9)%	9.4%	3.7%
Impact of gasoline sales	(5.9)%	3.0%	1.1%
Absence of pharmacy sales	—	—	(0.4)%

Merchandise comparable club sales	4.0%	6.4%	3.0%

Our competitive prices drive the high sales volumes that are so critical in our business and that are essential to achieving both our top-line and bottom-line objectives. We believe that the cost structure built into our business model puts us among the most efficient in the retail industry. We closely monitor our costs as a percentage of sales, particularly our payroll costs, which comprise the largest portion of our selling, general and administrative (“SG&A”) expenses.

We place a great deal of emphasis on control of our inventories. Because of our high sales volumes and inventory turns, we are able to generate cash from a large portion of our inventory before we are required to pay our merchandise vendors. The majority of our inventory purchases are routed through our three cross-dock facilities. We monitor several inventory-related measures, including inventory turns, accounts payable as a percentage of inventories, average inventories per club and shrinkage as a percentage of sales.

Overview of 2009 Operations

Our earnings for 2009 reflected strong sales of merchandise, improved merchandise margins, strong customer counts, investments in our clubs and our team members, successful member acquisition and a return to increasing chain expansion.

We continued to gain market share from other retail channels in 2009. Comparable club sales of food increased by 6% for the year, despite significant price deflation in many high volume departments. The increased deflation was particularly evident in perishables, which had comparable club sales of 12% in the first quarter, 6% in the second quarter, 4% in the third quarter and 3% in the fourth quarter. Strong unit sales overcame the deflationary impact in perishables.

Within perishables, the largest unit increases were in dairy, fresh bakery, frozen, prepared foods and produce. Product innovation and improvements in quality on the part of our vendors, particularly in frozen and prepared foods, were major factors in our success. The higher penetration of perishable foods, together with improved inventory management, contributed to gross margin expansion throughout the year.

In addition to perishables, we had strong sales of non-edible consumer packaged goods including health and beauty aids, household chemicals, paper products and pet food. In general merchandise departments, sales were strong in computers, domestics, housewares, small appliances and televisions.

We made investments to renovate our clubs to expand our assortment of perishable foods and upgraded refrigeration cases to provide a better presentation. We implemented new processes and procedures in our asset protection area to help achieve substantial savings in inventory shrinkage where we continue to be among the best in the retail industry.

As a result of these investments, sales of perishables foods have increased over the past three years. We believe this trend will continue in the coming years.

We made a major commitment to team member training in 2009 by launching a new leadership curriculum aimed at growing sales in the clubs, creating a better experience for our members, retaining team members and growing future talent from within our company.

We increased BJ’s visibility in our trade areas through effective public relations, advertising, community involvement, charitable giving and social media outreach. We believe that these programs contributed to increased membership renewals and new member sign-ups. In 2009, we saw increases in paid memberships as well as spending by new members. We also saw a 21% increase in Rewards memberships and we plan to continue to focus on growing this member segment in 2010.

We opened seven new clubs, including several in high volume metro areas, and initiated major renovations in two of our oldest clubs. We also made progress in our technology projects in 2009. We successfully completed the implementation of our warehouse management system at our Jacksonville, Florida cross-dock facility. This system is vital to our logistics and enables us to achieve our inventory management objectives and replenishment goals. Shortly after year-end we completed the initial phase of our payroll and HR systems upgrade and also completed the design and construction phase to replace our store registers.

We continued to buy back BJ’s common stock, repurchasing approximately 3.8 million shares for $117.8 million in 2009.

Outlook for 2010

Our priorities in 2010 are to maintain momentum in market share gains, expand our chain, and invest in our existing business through renovations, club payroll and technology upgrades. We believe these investments will put BJ’s in a position to achieve sustainable long-term sales growth and market share.

We are planning for a 2.5% to 4.5% increase in merchandise comparable sales in 2010, driven primarily by food and consumables. This increase assumes that the impact of competition and cannibalization will increase to 2.0% to 2.5% from the 1.0% to 1.5% level experienced in 2009. This increased rate is higher than what we have experienced in recent years but we believe that this is a one year impact due to increased cannibalization, particularly in Metro New York, where we opened four clubs in 2009. Cannibalization unfavorably affects our comparable club sales, but our new sales in this market are strong and these openings are consistent with our market clustering strategy to achieve strong local food market share.

Our merchandise comparable sales plan includes an expected increase in perishables sales of 4.5% to 6.5%. We believe that deflationary pressures will lessen beginning in the second quarter of 2010, and we expect to continue to see strong unit sales growth.

General merchandise sales are planned to increase 2.0% to 3.0%, due to expected improvements in sales of summer seasonal merchandise, which were hurt by unseasonably cold and rainy weather in 2009. We also expect to see stronger sales in computers, electronics, domestics and housewares in 2010.

We are planning for an increase in membership fee income dollars of 4.5% to 5.5%, driven by a combination of new club openings, increases in renewal rates, and further growth in our Rewards membership program.

We are planning a cost of sales increase of up to 20 basis points driven by an unfavorable sales impact of low margin gasoline and increased buying and occupancy costs due to higher depreciation expenses and occupancy costs related to technology investments, club renovations and new club openings. Partially offsetting these increases, we are planning for improved merchandise margins of 15 to 25 basis points, driven by the mix benefit of strong perishables sales, efficiencies and cost savings in logistics and supply chain, and improved acquisition and sourcing of merchandise.

We expect SG&A expense in dollars to increase 5% to 15% from 2009, driven by payroll and fringe benefits, medical and workers’ compensation insurance expense and potential expenses related to relocating our home office. The increase in club payroll reflects both new club openings and investments in perishables payroll in existing clubs. Growth in home office payroll is due to increased staffing to support our technology initiatives.

Capital expenditures in 2010 are planned at $215 to $235 million. We plan to open seven to nine clubs, including one relocation, in 2010. Three of the new locations will be approximately 85,000 square feet and the remainder will be approximately 120,000 square feet. We are planning on five to six major club renovations, as well as several minor club renovations, mainly to upgrade and expand refrigeration cases.

We also plan to make considerable progress on our technology initiatives, including completing our HR system upgrade, piloting our new store registers, launching a new e-commerce website, replacing a portion of our self-checkout registers and implementing a new gasoline sales system. We expect these investments in technology will help generate future revenue growth and improve our operational efficiency. We expect these investments will cost approximately $68 million in 2010.

We expect to generate cash flow from operating activities of approximately $290 to $310 million, which will fund our capital spending and our planned $100 million of share repurchases, subject to board authorization.

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

Inventories

Merchandise inventories are stated at the lower of cost, determined under the average cost method, or market. We recognize the write-down of slow-moving or obsolete inventory in cost of sales when such write-downs are probable and estimable. Records are maintained at the stockkeeping unit (“SKU”) level. We utilize various reports that allow our merchandising staff to make timely markdown decisions to ensure rapid inventory turnover, which is essential in our business. The carrying value of any SKU whose selling price is marked down to below cost is immediately reduced to that selling price.

We take physical inventories of merchandise on a cycle basis at every location each year. A second physical inventory is taken at the end of the year at selected locations. We estimate a reserve for inventory shrinkage for the period between physical inventories. This estimate is based on historical results of previous physical inventories, shrinkage trends or other judgments management believes to be reasonable under the circumstances. Our shrink-age percentage has been less than 0.20% of sales for the last three years. We have not had material adjustments between our estimated shrinkage percentages and actual results.

Long-Lived Assets

We review the realizability of our long-lived assets at the club level annually and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Current and expected operating results and cash flows and other factors are considered in connection with our reviews. Significant judgments are made in projecting future cash flows and are based on a number of factors, including the maturity level of the club, historical experience of clubs with similar characteristics, recent sales, margin and other trends and general economic assumptions. Impairment losses are measured and recorded as the difference between the carrying amount and the fair value of the impaired assets.

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

We recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. See Note 9 in Notes to Consolidated Financial Statements for further additional information and amounts recorded.

Reserves for Closed Store and Facility Lease Obligations

We establish reserves for our lease liabilities upon establishment of a plan to close a club or other facility under lease. The liabilities recorded are based on the present value of rent liabilities under the relevant leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the potential subleasing of the property. An annual discount rate of 6% has been used to calculate the present value of our lease obligations. This rate was based on the incremental borrowing rate for the Company during the weighted average period of time over which our lease obligations are expected to be paid.

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

See Note 2 of Notes to Consolidated Financial Statements for additional information on our closed locations.

Stock-Based Compensation

As described in more detail in Note 1 to Consolidated Financial Statements, we recognize compensation cost for employee stock options and restricted stock awards based on the estimated fair value of the awards on the grant date. Compensation cost is recognized over the period during which the employee is required to provide service in exchange for the awards, which is typically the vesting period. For awards that contain only a service vesting feature, we use straight-line attribution to recognize the cost of the awards. For awards with a performance condition feature, we recognize compensation cost on a straight-line basis over the awards’ expected vesting periods when achievement of the performance condition is deemed probable.

We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. A discussion of the assumptions we used in applying the Black-Scholes model is contained in Note 7 to Consolidated Financial Statements. Certain assumptions and inputs, particularly the market price on the grant date, the expected volatility of our stock and the expected option life, can have a significant effect on the fair value of options granted.

It has been our policy to issue treasury shares upon option exercises and upon issuance of restricted stock. We expect that treasury shares will be issued in connection with stock option exercises and restricted stock awards for the foreseeable future.

Self-Insurance Reserves

We are primarily self-insured for workers’ compensation and general liability claims. Reported reserves for these claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. Estimates are based on historical claims experience and other actuarial assumptions believed to be reasonable under the circumstances.

Results of Operations

The following table presents income statement data for continuing operations for the last three fiscal years:

	Fiscal Year Ended
	January 30, 2010		January 31, 2009		February 2, 2008
	$	% of Sales	$	% of Sales	$	% of Sales
	(Dollars in Millions except Per Share Amounts)
Net sales	$9,954	100.0%	$9,802	100.0%	$8,792	100.0%
Membership fees	182	1.8	177	1.8	176	2.0
Other revenues	51	0.5	48	0.5	47	0.5

Total revenues	10,187	102.3	10,027	102.3	9,015	102.5

Cost of sales, including buying and occupancy costs	9,081	91.2	9,004	91.8	8,091	92.0
Selling, general and administrative expenses	875	8.8	798	8.1	724	8.2
Reversal of provision for credit card claims	(3)	—	—	—	—	—
Preopening expenses	10	0.1	4	0.1	5	0.1

Operating income	224	2.2	221	2.3	195	2.2
Interest income (expense), net	(1)	—	1	—	4	0.1

Income from continuing operations before income taxes	223	2.2	222	2.3	199	2.3
Provision for income taxes	90	0.9	86	0.9	78	0.9

Income from continuing operations	$133	1.3%	$136	1.4%	$121	1.4%

Diluted earnings per common share	$2.42		$2.30		$1.88

Number of clubs in operation at year end	187		180		177

Comparison of 2009 to 2008

Net sales increased 1.6% from 2008 to 2009. The increase was driven by sales from new clubs and gasoline stations, partially offset by a decrease in comparable club sales of 1.9%. Lower retail gasoline prices throughout the first nine months of the year contributed to gasoline sales that were approximately 35% below last year.

	Fifty-Two Weeks Ended January 30, 2010	Fifty-Two Weeks Ended January 31, 2009
Comparable club sales	(1.9)%	9.4%
Impact of gasoline sales	(5.9)%	3.0%

Merchandise comparable club sales	4.0%	6.4%

Merchandise comparable club sales increased 4.0% from 2008 to 2009, due largely to increases in food and consumables. Food accounted for approximately 65% of merchandise sales in 2009 versus approximately 64% in 2008. On a comparable club basis, food sales increased by approximately 6% for the year while general merchandise sales increased by approximately 1% for the year. Merchandise comparable club sales were unfavorably affected by increased price deflation of about 1.0% to 1.5%, particularly in our perishables business. Strong unit sales growth of perishables more than offset the impact of deflation. We expect price deflation to continue to impact our merchandise sales in the first quarter of 2010 but will begin to cycle sometime in the second quarter. We have estimated that new competition and cannibalization negatively impacted our merchandise comparable club sales by approximately 1.0% to 1.5% for the year.

Stronger performing departments compared to last year included breakfast foods, candy, cigarettes, computers, dairy, frozen, health and beauty aids, household chemicals, housewares, paper products, pet food, produce, salty snacks, small appliances, and televisions. Weaker performing departments included automotive and tools, apparel, jewelry, pre-recorded video, sporting goods, toys, and trash bags.

Excluding sales of gasoline, customer count on a comparable club basis increased by approximately 5% from last year, consistent with our increase from 2007 to 2008. The average transaction amount by the same measure decreased by approximately 1% in 2009 versus an increase of approximately 2% from 2007 to 2008. We believe that the increase in customer count is due to our focus on our perishable food business, while the decline in the average transaction amount was due largely to the negative impact of price deflation and soft demand for discretionary items.

Membership fee income was $181.9 million in 2009 versus $177.5 million in 2008. The increase reflected the benefit from opening seven new clubs in 2009, strong renewal rates in comparable clubs and an increase in Rewards memberships. In 2009, Inner Circle members renewed at a rate which was about 0.3% higher than 2008. Our renewal rate for Business members was essentially flat to 2008. Rewards memberships increased by 21% at the end of 2009 and accounted for approximately 5.5% of our primary members and approximately 13% of merchandise sales in 2009.

Other revenues increased $3.1 million from $47.6 million in 2008 to $50.7 million in 2009 due mainly to increases in food court revenue, tire bay revenue and commissions from our third party optical services provider.

Cost of sales (including buying and occupancy expenses) was 91.22% of net sales in 2009 versus 91.86% of net sales in 2008. The 64 basis point improvement reflected favorable merchandise margins of approximately 37 basis points and a favorable impact from decreased sales of low margin gasoline of approximately 46 basis points, partially offset by de-leveraging of buying and occupancy costs of approximately 19 basis points. Merchandise margins benefited from supply chain improvements, favorable comparisons to last year’s higher level of general merchandise markdowns, operational enhancements which reduced shrinkage and salvage costs, and from a favorable sales mix of high margin perishables.

To offset some of the volatility in the cost of our retail gasoline sales, we have periodically hedged a portion of our anticipated future petroleum product purchases through the use of exchange traded options. We have not designated these contracts as hedges for accounting purposes; therefore we adjust the value of these options contracts to fair value at the end of each reporting period, with the corresponding gain or loss reflected in cost of sales. In 2009, we recorded a pretax loss of $405,000 from our gasoline hedging activities versus a pretax gain of $104,000 in 2008. There were no positions open at January 30, 2010.

SG&A expenses were 8.79% of net sales in 2009 versus 8.15% in 2008. The increase of 64 basis points was attributable mainly to an increase of 50 basis points in payroll and payroll benefits (including share-based compensation), 12 basis points related to the third quarter’s wage and hour settlement and five basis points in other miscellaneous expenses, partially offset by three basis points due to income received from the VISA/MasterCard class action settlement.

Total SG&A expenses increased by $76.5 million, or 9.6%, from 2008 to 2009. Payroll and payroll benefits (including share-based compensation) increased $59.6 million from the prior year and accounted for 76% of all SG&A expenses in each of 2009 and 2008. The remaining increase in SG&A was due largely to $11.7 million of expense related to the wage and hour settlement.

Preopening expenses were $10.0 million in 2009 versus $3.7 million in 2008. The increase reflects the timing and location of new club openings. In 2009 we opened seven new clubs compared to four new clubs in 2008. Our club openings this year included four new clubs in the Metro New York market and two new clubs in the Philadelphia market. Our larger urban clubs generally have higher preopening costs.

Net interest expense was $0.7 million in 2009 compared to net interest income of $0.8 million in 2008 due to lower amounts of invested cash compared to last year. See Note 12 of Notes to Consolidated Financial Statements for a summary of the components of interest income (expense), net.

Our income tax provision was 40.6% of pretax income from continuing operations in 2009 versus 38.7% in 2008. Last year’s rate included the favorable settlements of state income tax audits which decreased our effective rate by 1.5%. See Note 9 of Notes to Consolidated Financial Statements for additional information relating to income taxes.

Income from continuing operations was $132.5 million, or $2.42 per diluted share, in 2009 versus $135.8 million, or $2.30 per diluted share, in 2008. This year’s results included post-tax expense of $6.9 million, or $0.13 per diluted share, for the wage and hour class action settlement, post-tax income of $1.8 million, or $0.03 per diluted share, related to monies received from a VISA/MasterCard class action settlement, and post-tax income of $1.7 million, or $0.03 per diluted share, for the reversal of a provision for credit card claims. 2008 included post-tax income of $3.3 million, or $.06 per diluted share, from favorable state income tax audit settlements.

In 2009, we recorded a loss from discontinued operations (net of income tax benefit) of $0.4 million which consisted primarily of accretion charges on closed store lease obligations. In 2008, we recorded a loss from discontinued operations of $1.2 million, or $0.02 per diluted share, which consisted of a post-tax increase of $0.3 million in the reserve for a BJ’s club which closed in 2002, post-tax expense of $0.2 million related to a club closing in South Carolina, post-tax operating loss for the South Carolina club of $0.2 million and interest accretion charges on closed store lease obligations.

Net income was $132.1 million, or $2.42 per diluted share, in 2009 versus $134.6 million, or $2.28 per diluted share, in 2008.

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

Excluding sales of gasoline, customer count on a comparable club basis increased approximately 5% from 2007 to 2008 and was essentially flat from 2006 to 2007. The average transaction amount by the same measure increased by approximately 2% from 2007 to 2008 versus an increase of approximately 4% from 2006 to 2007.

Membership fee income was $177.5 million in 2008 versus $175.8 million in 2007. The modest increase reflected both the timing and the small number of new club openings in 2008. We opened four new clubs in 2008. Three of the club openings took place in the fourth quarter. Since membership fee income is deferred and recognized over the life of the membership, which is typically twelve months, most of the new club membership fee income was not earned until 2009. We also made a decision to lower membership fees in our underperforming Atlanta market at the beginning of 2008. While this reduced membership fee income, it helped drive double-digit merchandise sales growth in the Atlanta market.

At the end of 2008, Rewards members accounted for approximately 5% of our primary members, versus approximately 4% at the end of the previous year. Rewards members accounted for approximately 12% of merchandise sales in both 2008 and 2007. In 2008, Inner Circle members renewed at a rate of 83% versus 82% in 2007 while our renewal rate for Business members stayed flat at 87%.

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

In 2008 and 2007, we recognized a pretax gain of $104,000 from our gasoline hedging activities versus a pretax loss of $381,000 in 2006. There were no hedging positions open at January 31, 2009 and February 2, 2008.

SG&A expenses were 8.15% of net sales in 2008 versus 8.24% in 2007. The decrease in the SG&A ratio was due primarily to effective expense control and favorable expense leveraging from our strong sales growth. The largest decrease from 2007 was in club payroll expense of 11 basis points. The largest increase from 2007 was bonus expense of 5 basis points due to strong earnings results.

Total SG&A expenses increased by $74.6 million, or 10.3%, from 2007 to 2008. Payroll and payroll benefits (including stock compensation) increased $57.7 million from the prior year and accounted for 76% of all SG&A expenses in each of 2008 and 2007. The remaining increase in SG&A was due mainly to increases of $8.9 million in credit expenses and $5.4 million in professional services, which includes $4.4 million of expenses for IT projects.

Preopening expenses were $3.7 million in 2008 versus $4.6 million in 2007, which reflects opening four new clubs in 2008 versus five new clubs in 2007.

Interest income, net was $0.8 million in 2008 compared with $3.7 million in 2007. The decrease was due primarily to lower interest rates and secondarily to lower amounts of invested cash. See Note 12 of Notes to Consolidated Financial Statements for a summary of the components of interest income (expense), net.

Our income tax provision was 38.7% of pretax income from continuing operations in 2008 versus 39.0% in 2007. 2008’s provision reflected the favorable settlements of state income tax audits which reduced our provision for income taxes by $3.3 million. 2007’s provision included the favorable settlement of state income tax audits which reduced our provision by $3.6 million. See Note 9 of Notes to Consolidated Financial Statements for additional information relating to income taxes.

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

In 2008, we recorded a loss from discontinued operations of $1.2 million, or $0.02 per diluted share, which consisted of a post-tax increase of $0.3 million in the reserve for a BJ’s club which closed in 2002, post-tax expense of $0.2 million related to a club closing in South Carolina, post-tax operating loss for the South Carolina club of $0.2 million and interest accretion charges related to the partially subleased ProFoods club and the remaining closed BJ’s club.

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

Recently Issued Accounting Standards

See Note 1 to Consolidated Financial Statements for a discussion of recently issued standards.

Liquidity and Capital Resources

Our primary source of liquidity is cash flows generated from club operations. Cash and cash equivalents totaled $58.8 million as of January 30, 2010. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of our credit agreement, October 30, 2012. However, we may from time to time seek to obtain additional financing.

Net cash provided by operating activities was $298.3 million in 2009 compared to $223.9 million in 2008 and $304.8 million in 2007. The increase in net cash provided by operating activities in 2009 versus 2008 was driven by lower cash payments for taxes, a favorable change in merchandise inventories, net of accounts payable, and an increase due to changes in certain balance sheet accounts which were affected by the timing of payments and other factors.

Merchandise inventories, net of accounts payable, decreased $0.6 million in 2009 versus an increase of $18.3 million in 2008. The ratio of accounts payable to merchandise inventories was 71.6% at the end of 2009 versus 67.9% at the end of 2008. This increase reflected faster inventory turns, due to conservative management of seasonal inventory and better management of replenished inventory. Average inventory per club increased 4.2% versus last year, due mainly to an increase of approximately 2% due to the timing of the Super Bowl which was played a week later than in 2008. Super Bowl related inventory sold through in the first week of 2010 rather than the last week of the fiscal year as it did in 2008.

The decrease in cash provided by operating activities from 2007 to 2008 of $80.9 million was due to a negative impact from the change in merchandise inventories, net of accounts payable, of $46.7 million, higher cash payments for taxes of $30.0 million, partially offset by higher net income of $11.7 million. The remaining balance of the decrease was due to changes in certain balance sheet accounts which were affected by the timing of payments and other factors.

Cash expended for property additions was $176.4 million in 2009, $138.0 million in 2008, and $89.9 million in 2007. In 2009, we opened seven new clubs; one owned and six leased. Two of the seven new clubs also have gasoline stations. We also made investments in club renovations and continued our technology upgrades. In 2008, we opened four new clubs; one owned, one leased and two owned buildings that are subject to ground leases. Three of the four new clubs in 2008 also had gasoline stations. In 2007, we opened five new clubs, each of which was leased, and four new gasoline stations.

We expect that capital expenditures will total approximately $215 to $235 million in 2010, based on plans to open seven to nine new clubs, including one relocation, and increased capital spending on IT projects and club renovations. The timing of actual openings and the amount of related expenditures could vary from the estimates above due, among other things, to the complexity of the real estate development process. Spending on IT projects could also vary due to the complexity of the project and the amount of resources available to complete the project.

In 2009, we repurchased 3.8 million shares of our common stock for $117.8 million, or an average price of $31.38 per share. In 2008, we repurchased 5.4 million shares of our common stock for $180.8 million, or an average price of $33.33 per share. In 2007, we repurchased 7.2 million shares of our common stock for $228.8 million, or an average price of $31.98 per share. From the inception of our share repurchase activities in August 1998, we have repurchased approximately 34.5 million shares of our common stock for a total of $1.07 billion, or an average price of $31.10 per share. As of January 30, 2010, the Company’s remaining repurchase authorization from the Board of Directors was $76.1 million. We expect to repurchase approximately $100 million of our common stock in 2010 contingent upon the Company’s Board of Directors providing additional authorization.

Debt and Credit Facilities

In January 2004, we assumed a real estate mortgage with a principal balance of $4 million in connection with the purchase of a club that was previously leased. This debt carries an interest rate of 7%, is payable in monthly installments maturing on November 1, 2011 and has a significant prepayment penalty. The principal balance at January 30, 2010 was $1.1 million.

On October 30, 2009, we entered into a new $200 million unsecured credit agreement with a group of banks which expires October 30, 2012. The new agreement replaced our previous $225 million unsecured credit agreement, which was scheduled to expire on April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at January 30, 2010. See Note 4 in Notes to the Consolidated Financial Statements for further details of the credit agreement.

In addition to the credit agreement, we maintain a $15 million uncommitted credit line for short-term borrowings. We plan to renew this line before its April 30, 2010 expiration. We also maintain two separate facilities totaling $72 million for letters of credit, primarily to support the purchase of inventories, of which $16 million was outstanding at January 30, 2010.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at January 30, 2010 and January 31, 2009.

Lease Obligations

During the third quarter of 2002, we established reserves for our liabilities related to leases for three BJ’s clubs which closed on November 9, 2002. In 2004 and 2005, we made lump sum payments to settle the leases for two of the three closed clubs. In 2008, we recorded pretax expense of $0.5 million to increase our reserve for the remaining BJ’s closed club. Our reserve of $7.0 million as of January 30, 2010 is based on the present value of our rent liability under the lease for the remaining club, including real estate taxes and common area maintenance charges, reduced by estimated future income from subleasing the property. An annual discount rate of 6% was used to calculate the present value of the obligation.

In 2006, we established reserves for our liabilities related to leases for the two ProFoods clubs which closed in the fourth quarter. Our reserve of $3.0 million as of January 30, 2010 is based on the present value of rent liabilities under the remaining lease, including estimated real estate taxes and common area maintenance charges, reduced by estimated future income from the potential subleasing of these properties. An annual discount rate of 6% was used to calculate the present value of the obligations.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $15.7 million at January 30, 2010.

Legal Matters

Early in 2004 we were notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. (See Note 5 in Notes to Consolidated Financial Statements for additional information.) We recorded total charges of $13.0 million to establish a reserve for claimants seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. As of January 30, 2010, all filed legal claims arising from the alleged data breaches had been resolved. We recorded pretax income of $2.9 million to reverse the majority of our reserve for these claims. As of January 30, 2010, the balance in the reserve was $0.4 million, which represented our best estimate of the remaining cost and expenses related to this matter.

In November 2008, BJ’s was sued in the United States District Court for the District of Massachusetts (“the court”) in a purported class action brought on behalf of “current and former department and other assistant managers”, in which plaintiffs principally alleged that they had not been compensated for overtime work as required under federal and Massachusetts law. In this year’s third quarter, we recorded a pretax charge of $11.7 million in connection with a proposal to settle this claim and related payments. Under the settlement, which still must be finally approved by the court, certain current and former mid-level managers will be eligible to receive payments to compensate them for particular hours worked in prior years. The settlement of the lawsuit is not an admission by us of any wrongdoing. We expect to pay the settlement in the next twelve months and have recorded the liability within accrued expenses and other current liabilities on our balance sheet.

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

Subsequent to January 30, 2010, we paid $9.2 million into a settlement fund and we are awaiting a final approval from the court before all claims and related payments are made.

Contractual Obligations

BJ’s had no significant off-balance sheet arrangements at any time during any of the periods presented in this Form 10-K.

The following summarizes our contractual cash obligations as of January 30, 2010 and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	2010	2011 to 2012	2013 to 2014	2015 and thereafter	Total
	(Dollars in Thousands)
Long-term debt	$669	$558	$—	$—	$1,227
Operating leases	178,019	379,231	360,222	1,941,846	2,859,318
Purchase obligations	407,941	—	—	—	407,941
Closed store lease obligations	1,687	3,424	2,644	2,223	9,978
Other long-term liabilities	60	15,360	16,338	40,490	72,248

	$588,376	$398,573	$379,204	$1,984,559	$3,350,712

In the table above, long-term debt consists of a real estate mortgage which matures on November 1, 2011. Amounts for long-term debt include interest as well as principal. We have no obligations under capital leases at January 30, 2010.

Amounts for operating leases reflect future minimum lease payments, excluding insurance, taxes or maintenance costs as disclosed in Note 4 of Notes to Consolidated Financial Statements. We have options to renew all but one of our leases. The table above does not reflect any lease payments we would make pursuant to such renewal options, except for ground leases that include reasonably assured renewal options.

Approximately 88% of purchase obligations represent future payments for merchandise purchases. The remainder consists primarily of capital commitments and purchased services.

Amounts for closed store lease obligations comprise our liabilities on the balance sheet at January 30, 2010 for a closed ProFoods club and a closed BJ’s club. Timing of payments was based on our estimates of when these liabilities would likely be satisfied through lease payments, net of estimated potential sublease income.

Amounts for other long-term liabilities consist mainly of payments for self-insured workers’ compensation and general liability claims and for asset retirement obligations, both of which are included on our balance sheet at January 30, 2010. The estimated timing of payments for insurance claims was based primarily on recent payment experience. The timing of asset retirement obligation payments corresponds to the end of the estimated useful life assigned to the assets. Not included in Other long-term liabilities in the table above were payments of $39.2 million for our rent escalation liabilities because they are already included in the “operating leases” line, and deferred revenue of $1.7 million, which is not a cash obligation.

As of January 30, 2010 we had accrued $4.6 million of unrecognized tax benefits for uncertain tax positions and related interest in other noncurrent liabilities. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations, as the timing of examinations and ultimate resolution of those examinations are uncertain.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to market risk as of January 30, 2010 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at January 30, 2010. We held no derivatives at January 30, 2010. See Summary of Accounting Policies—Disclosures about Fair Value of Financial Instruments in Note 1 in Notes to Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
	(Dollars in Thousands except Per Share Amounts)
Net sales	$9,954,384	$9,802,237	$8,791,618
Membership fees	181,872	177,530	175,782
Other revenues	50,725	47,599	47,065

Total revenues	10,186,981	10,027,366	9,014,465

Cost of sales, including buying and occupancy costs	9,080,845	9,003,978	8,090,581
Selling, general and administrative expenses	875,238	798,725	724,077
Reversal of provision for credit card claims	(2,902)	—	—
Preopening expenses	10,013	3,736	4,555

Operating income	223,787	220,927	195,252
Interest income (expense), net	(719)	764	3,742

Income from continuing operations before income taxes	223,068	221,691	198,994
Provision for income taxes	90,533	85,871	77,613

Income from continuing operations	132,535	135,820	121,381
Income (loss) from discontinued operations, net of income tax benefit of $274 and $849, and provision of $1,019, respectively	(399)	(1,237)	1,480

Net income	$132,136	$134,583	$122,861

Basic earnings per share:
Income from continuing operations	$2.47	$2.34	$1.91
Income (loss) from discontinued operations	—	(0.02)	0.02

Net income	$2.47	$2.32	$1.93

Diluted earnings per share:
Income from continuing operations	$2.42	$2.30	$1.88
Income (loss) from discontinued operations	—	(0.02)	0.02

Net income	$2.42	$2.28	$1.90

Number of common shares for earnings per share computations:
Basic	53,543,461	58,058,061	63,669,088
Diluted	54,658,211	58,948,955	64,557,393

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

	January 30, 2010	January 31, 2009
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$58,752	$51,157
Accounts receivable, net	128,137	124,498
Merchandise inventories	930,289	859,520
Current deferred income taxes	18,252	13,936
Prepaid expenses	37,197	27,364

Total current assets	1,172,627	1,076,475

Property at cost:
Land and buildings	694,136	684,807
Leasehold costs and improvements	229,915	220,073
Furniture, fixtures and equipment	599,949	544,744

	1,524,000	1,449,624
Less: accumulated depreciation and amortization	562,159	535,046

	961,841	914,578
Deferred income taxes	5,553	8,033
Other assets	26,066	22,350

Total assets	$2,166,087	$2,021,436

LIABILITIES
Current liabilities:
Current installments of long-term debt	$608	$567
Accounts payable	665,907	583,367
Accrued expenses and other current liabilities	318,897	309,271
Accrued federal and state income taxes	18,980	13,488
Closed store lease obligations due within one year	1,687	2,006

Total current liabilities	1,006,079	908,699

Long-term debt, less portion due within one year	540	1,148
Noncurrent closed store lease obligations	8,291	9,336
Other noncurrent liabilities	117,810	117,449

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744
Additional paid-in capital	224,206	200,973
Retained earnings	1,463,146	1,351,217
Accumulated other comprehensive loss	(773)	(270)
Treasury stock, at cost, 20,616,431 and 17,872,220 shares	(653,956)	(567,860)

Total stockholders’ equity	1,033,367	984,804

Total liabilities and stockholders’ equity	$2,166,087	$2,021,436

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$132,136	$134,583	$122,861
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of provision for credit card claims	(2,902)	—	—
Provision for (reversal of) closing and impairment costs	861	1,371	(2,847)
Depreciation and amortization of property	112,777	107,609	106,403
Loss on property disposals	296	475	2,052
Other noncash items (net)	903	1,261	1,051
Share-based compensation expense	22,011	19,398	19,018
Deferred income taxes	(1,490)	8,507	1,213
Excess tax benefit from exercise of stock options	(1,047)	(3,338)	(3,001)
Tax benefit from share-based compensation	1,222	4,441	4,096
Increase (decrease) in cash due to changes in:
Accounts receivable	(3,639)	(9,270)	(13,733)
Merchandise inventories	(70,769)	17,946	(26,564)
Prepaid expenses	(9,833)	1,627	(2,117)
Other assets	(3,716)	(23)	600
Accounts payable	71,402	(36,218)	54,986
Changes in book overdrafts	11,138	(3,380)	7,573
Accrued expenses	29,253	4,945	13,881
Accrued income taxes	5,492	(30,721)	132
Closed store lease obligations	(1,605)	(2,269)	(3,309)
Other noncurrent liabilities	5,765	6,997	22,516

Net cash provided by operating activities	298,255	223,941	304,811

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(176,396)	(138,039)	(89,857)
Proceeds from property disposals	—	8,722	118
Purchase of marketable securities	(436)	(245)	(1,510)
Sale of marketable securities	31	349	1,614

Net cash used in investing activities	(176,801)	(129,213)	(89,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit from exercise of stock options	1,047	3,338	3,001
Repayment of long-term debt	(567)	(529)	(492)
Dividends paid	(25)	(25)	(25)
Proceeds from issuance of common stock	13,235	26,494	49,405
Purchase of treasury stock	(127,549)	(170,163)	(225,628)

Net cash used in financing activities	(113,859)	(140,885)	(173,739)

Net increase (decrease) in cash and cash equivalents	7,595	(46,157)	41,437
Cash and cash equivalents at beginning of year	51,157	97,314	55,877

Cash and cash equivalents at end of period	$58,752	$51,157	$97,314

Supplemental cash flow information:
Treasury stock issued for compensation plans	$19,337	$17,723	$26,852
Treasury shares surrendered upon vesting of restricted stock	1,709	96	—
Interest paid, net of capitalized interest	450	284	552
Income taxes paid	86,257	107,236	77,287
Noncash financing and investing activities:
Addition of asset retirement costs	195	2,452	474
Property additions included in accrued expenses	25,511	34,200	17,565

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
	(In Thousands)
Balance, February 3, 2007	74,410	$744	$154,020	$1,158,137	$(723)	(9,630)	$(292,291)	$1,019,887
Comprehensive Income:
Net income	—	—	—	122,861	—	—	—	122,861
Postretirement medical plan adjustment, net of tax of $125	—	—	—	—	183	—	—	183

Comprehensive Income								123,044
Issuance of common stock	—	—	4,096	(35,182)	—	2,757	84,587	53,501
Dividends paid	—	—	—	(25)	—	—	—	(25)
Cumulative effect of adoption of new income tax guidance	—	—	—	(6,152)	—	—	—	(6,152)
Repurchase of common stock	—	—	—	—	—	(7,155)	(228,781)	(228,781)
Stock compensation expense	—	—	19,018	—	—	—	—	19,018

Balance, February 2, 2008	74,410	$744	$177,134	$1,239,639	$(540)	(14,028)	$(436,485)	$980,492
Comprehensive Income:
Net income	—	—	—	134,583	—	—	—	134,583
Postretirement medical plan adjustment, net of tax of $185	—	—	—	—	270	—	—	270

Comprehensive Income								134,853
Issuance of common stock	—	—	4,441	(22,980)	—	1,581	49,474	30,935
Dividends paid	—	—	—	(25)	—	—	—	(25)
Repurchase of common stock	—	—	—	—	—	(5,425)	(180,849)	(180,849)
Stock compensation expense	—	—	19,398	—	—	—	—	19,398

Balance, January 31, 2009	74,410	$744	$200,973	$1,351,217	$(270)	(17,872)	$(567,860)	$984,804
Comprehensive Income:
Net income	—	—	—	132,136	—	—	—	132,136
Postretirement medical plan adjustment, net of tax of ($346)	—	—	—	—	(503)	—	—	(503)

Comprehensive Income								131,633
Issuance of common stock	—	—	1,222	(20,182)	—	1,057	33,417	14,457
Dividends paid	—	—	—	(25)	—	—	—	(25)
Purchase of treasury stock	—	—	—	—	—	(3,801)	(119,513)	(119,513)
Stock compensation expense	—	—	22,011	—	—	—	—	22,011

Balance, January 30, 2010	74,410	$744	$224,206	$1,463,146	$(773)	(20,616)	$(653,956)	$1,033,367

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements of BJ’s Wholesale Club, Inc. (“BJ’s” or the “Company” or “we”) include the financial statements of all of the Company’s subsidiaries, all of whose common stock is wholly owned by the Company.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. The fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 each included 52 weeks.

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

Cash Equivalents and Marketable Securities

We consider highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Investments with maturities exceeding three months are classified as marketable securities. We had no marketable securities at January 30, 2010 and January 31, 2009.

Accounts Receivable

Accounts receivable consist primarily of credit card receivables and vendor rebates and allowances and are stated net of allowances for doubtful accounts of $1.0 million at January 30, 2010 and $1.1 million at January 31, 2009. The determination of the allowance for doubtful accounts is based on BJ’s historical experience applied to an aging of accounts and a review of individual accounts with a known potential for write-off.

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

We capitalize certain computer software costs incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are included in furniture, fixtures, and equipment and are amortized on a straight-line basis over the estimated useful lives of the software, generally three to seven years.

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

We recorded pretax asset impairment charges of $494,000 in 2009, $131,000 in 2008, and $357,000 in 2007 to write down leasehold improvements and certain fixtures and equipment to fair value at underperforming clubs that were projected to have cash flow losses. The fair value of the assets was based primarily on past experience in disposing of similar assets. Asset impairment charges are included in selling, general and administrative expenses.

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

The Company’s Rewards members qualify for a 2% reward (which can only be redeemed at BJ’s clubs), up to a maximum of $500 per year, on all qualified purchases made at BJ’s. The Company accounts for this 2% reward as a reduction in sales, with the related liability being classified within other current liabilities. The reduction in sales for the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008, and the related liability as of those dates were as follows:

	2009	2008	2007
	(Dollars in Thousands)
Rewards earned	$21,483	$18,337	$17,100
Liability for unredeemed rewards	$7,922	$6,431	$5,898

Gift cards are available for purchase at all of our clubs. We do not charge administrative fees on unused gift cards and gift cards do not have an expiration date. Revenue from gift card sales is recognized upon redemption of the gift card. We record revenue from gift card breakage when the likelihood of the gift card being redeemed is remote and we do not have a legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdictions.

Warranty Programs

We pass on any manufacturers’ warranties to our customers. In addition, we offer an extended warranty on tires sold at our clubs, under which BJ’s customers receive tire repair services or tire replacement in certain circumstances. We have insured this liability through a third party and, therefore, retain no liability in connection with the tire warranty program other than for the premiums paid to the third-party carrier. As we are the primary obligor in these arrangements, associated revenue is deferred and amortized over the warranty period. We also offer extended warranties on certain types of products such as electronics and jewelry. These warranties are provided by a third party at fixed prices to BJ’s. We retain no liability to satisfy warranty claims under these arrangements. We are not the primary obligor under these warranties, and as such record revenue on these arrangements at the time of sale. Revenue from all warranty sales is included in Other revenues on the income statement.

Presentation of Sales Tax Collected from Customers and Remitted to Governmental Authorities

In the ordinary course of business, we collect sales tax on items purchased by our members that are taxable in the jurisdictions when the purchases take place. These taxes are then remitted to the appropriate taxing authority. We exclude these taxes collected from revenues in our financial statements.

Vendor Rebates and Allowances

We receive various types of cash consideration from vendors, principally in the form of rebates, based on purchasing or selling certain volumes of product, time-based rebates or allowances, which may include product placement allowances or exclusivity arrangements covering a predetermined period of time, price protection rebates and allowances for retail price reductions on certain merchandise, and salvage allowances for product that is damaged, defective or becomes out-of-date. We recognize such vendor rebates and allowances based on a systematic and rational allocation of the cash consideration offered to the underlying transaction that results in progress by BJ’s toward earning the rebates and allowances, provided the amounts to be earned are probable and reasonably estimable. Otherwise, rebates and allowances are recognized only when predetermined milestones are met. We recognize product placement allowances as a reduction of cost of sales in the period in which we complete the arranged placement of the product. Time-based rebates or allowances are recognized as a reduction of cost of sales over the performance period on a straight-line basis. All other vendor rebates and allowances are recognized as a reduction of cost of sales when the merchandise is sold or otherwise disposed.

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

Manufacturers’ Incentives Tendered by Consumers

We record consideration from manufacturers’ incentives (such as rebates or coupons) in net sales when the incentive is generic and can be tendered by a consumer at any reseller and we receive direct reimbursement from the manufacturer, or clearinghouse authorized by the manufacturer, based on the face value of the incentive. If these conditions are not met, we record such consideration as a decrease in cost of sales.

Rent Expenses

Rent expense for operating leases is recognized on a straight-line basis over the term of the leases. We begin recognizing rent expense in the preopening period when we take possession of the property. Our owned buildings, including those located on leased land, are depreciated on a straight-line basis over 33 1/3 years. We calculate rent for ground leases over periods that equal or exceed the time periods for depreciation of the buildings, which would include reasonably assured lease renewal periods.

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

Stock-Based Compensation

As of January 30, 2010, we had one stock-based employee compensation plan, which is described more fully in Note 7. We recognize compensation cost on a straight-line basis, measured at fair value of an award on the date of grant, over the period that an employee provides service in exchange for the award. The fair value of an option award is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of a restricted stock award is the closing price of our common stock on the date of grant. Compensation cost is recognized net of estimated forfeitures. We evaluate the need to change our forfeiture estimates at the end of each quarter.

Most of BJ’s stock option awards specify that eligible participants whose employment terminates on or after their normal retirement date (as defined) may exercise options within the period of one year following their termination. Shares continue to become exercisable during this period in accordance with the stock option agreement. Notwithstanding the foregoing, options are not exercisable after the end of the contractual term of the option. For awards issued after January 29, 2006, with these retirement eligibility provisions, we recognize compensation cost over the employee’s nominal vesting period but consider the award vested when the employee’s retention of the award is no longer contingent on providing subsequent service, which results in an acceleration of one year’s compensation cost. Awards issued prior to January 29, 2006, are expensed over the nominal vesting period and do not accelerate upon the employee meeting the retirement eligible provisions. If we applied our current accounting methodology to awards issued prior to January 29, 2006, post-tax share-based compensation expense would have decreased by $0.6 million in 2008 and $0.7 million in 2007.

We elected the “Short Cut” method under current stock compensation accounting guidance (ASC 718) to calculate our historical pool of windfall tax benefits. The gross amount of windfall tax benefits resulting from the exercise of stock options is reported in the financing activities section of the cash flow statement. If applicable, gross tax shortfalls are classified in the operating activities section of the cash flow statement.

Disclosures about Fair Value of Financial Instruments

The carrying amount of long-term debt, including current installments, was $1,148,000 and $1,715,000 as of January 30, 2010 and January 31, 2009, respectively. The fair value of this debt was $1,194,000 and $1,817,000 as of January 30, 2010 and January 31, 2009, respectively. Fair value was based on our estimate of current rates on debt with similar remaining maturities for companies with credit ratings similar to BJ’s.

New Accounting Pronouncements

•

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new guidance on fair value measurements. The guidance defines fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. The FASB deferred the effective date of this guidance for one year for all nonfinancial assets and liabilities except those that are recognized or disclosed in the financial statements at fair value at least annually. As such, we partially adopted the guidance effective February 3, 2008. The partial adoption of this guidance did not have a material impact on our financial statements. We adopted the remaining provisions effective February 1, 2009. The guidance affects the way that we calculate fair value when conditions exist that require us to impair long-lived assets; however, this adoption did not have a material impact on our financial statements.

•

In June 2009, the FASB issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”) which authorized the Codification as the sole source for authoritative U.S. GAAP. Any accounting literature that is not in the Codification will be considered nonauthoritative. We commenced utilizing the Codification as our sole source of authoritative U.S. GAAP in this year’s third quarter.

2.	Discontinued Operations

The following tables summarize the activity for the years ended January 30, 2010 and January 31, 2009 associated with our discontinued operations, which consist of the closing of both our ProFoods clubs in January 2007, three BJ’s clubs in 2002 and one BJ’s club in 2008 (dollars in thousands):

	Discontinued Operations
	Liabilities January 31, 2009	Increases	Reductions	Liabilities January 30, 2010	Cumulative Charges To Date, Net
ProFoods clubs	$3,153	$171	$(372)	$2,952	$22,369
BJ’s clubs—2002	7,825	408	(1,207)	7,026	26,898
BJ’s club—2008	50	—	(50)	—	372

Total	$11,028	$579	$(1,629)	$9,978	$49,639

Current portion	$1,692			$1,687
Long-term portion	9,336			8,291

Total	$11,028			$9,978

	Discontinued Operations
	Liabilities February 2, 2008	Increases To Reserves	Reductions	Liabilities January 31, 2009
ProFoods clubs	$3,439	$178	$(464)	$3,153
BJ’s clubs—2002	8,128	944	(1,247)	7,825
BJ’s club—2008	—	404	(354)	50

Total	$11,567	$1,526	$(2,065)	$11,028

Current portion	$1,560			$1,692
Long-term portion	10,007			9,336

Total	$11,567			$11,028

Closure of ProFoods

In fiscal 2005, we began testing a concept that was new to BJ’s by opening two new clubs in the Metro New York market exclusively for food service businesses under the name ProFoods Restaurant Supply (“ProFoods”).

Both ProFoods clubs were closed in the fourth quarter ended February 3, 2007. The operating results of these clubs are included in discontinued operations for all periods presented. We recorded a charge of $25.7 million to close these clubs in the fourth quarter of 2006. Included in this charge were lease obligation costs of $8.8 million. In 2007, we settled the lease for one of the two closed ProFoods locations, and subleased the other ProFoods location for a portion of its remaining lease term, which reduced the reserve by approximately $4.0 million. In 2008 and 2009, increases in the reserve consisted of interest accretion charges and reductions to the reserve consisted of lease obligation payments.

2002 Closure of Three BJ’s Locations

On November 9, 2002, we closed both of our clubs in the Columbus, Ohio, market and a club in North Dade, Florida. We have settled two of the three leases. The reserve for BJ’s closed clubs at January 30, 2010 was related to the lease obligations for the remaining club. In 2008, based on our evaluation of the status of the remaining closed club, we recorded a pretax charge of $0.5 million. All other increases in 2008 and 2009 consisted of interest accretion charges and reductions consisted of lease obligation payments.

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

2008 Closure of One BJ’s Location

On October 7, 2008, we sold our owned club in Greenville, South Carolina, for $8.5 million and subsequently ceased operations on October 14, 2008. The operating results of the club are presented in discontinued operations in the statement of income for all periods presented. For 2008 and 2007, the club had total revenues of $17.7 million and $23.6 million, respectively. The club had a pretax operating loss of $0.4 million in 2008 and pretax operating income of $39,000 in 2007. We recorded a pretax loss of $0.4 million in 2008 to close the club which consisted mainly of a $0.3 million loss on inventory liquidation, $0.2 million for employee termination benefits, $0.2 million for membership refunds, $0.2 million in other exit costs, offset by a $0.5 million gain on the sale of fixed assets. As of January 30, 2010, we have recorded and paid all liabilities for this club and do not expect any future expense related to its closing.

3.	Debt

As of January 30, 2010, long-term debt, less the portion due within one year, consisted entirely of real estate debt, bearing interest at 7%, maturing through November 1, 2011. Real estate debt was collateralized by land and buildings with a net book value of $9.9 million.

On October 30, 2009, we entered into a new $200 million unsecured credit agreement with a group of banks which expires October 30, 2012. The new agreement replaced our previous $225 million unsecured credit agreement, which was scheduled to expire on April 27, 2010. The agreement includes a $50 million sub-facility for letters of credit. We are required to pay an annual commitment fee which is currently 0.375% of the amount by which the total commitment exceeds the total outstanding balance. Interest on borrowings is payable at BJ’s option either at (a) the LIBOR rate plus a margin which is currently 2.75% or (b) a floating rate equal to a margin which is currently 1.75%, plus the highest of (i) the sum of the Federal Funds Effective Rate plus 0.50%, (ii) the agent bank’s prime rate or (iii) the one-month LIBOR rate plus 1.0%. The commitment fee, the LIBOR margin and the floating rate margin are subject to change based upon our adjusted leverage ratio as defined in the agreement.

The agreement contains financial covenants which require a minimum fixed charge coverage ratio and a maximum adjusted leverage ratio. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at January 30, 2010.

In addition to the credit agreement, we maintain a $15 million uncommitted credit line for short-term borrowings. We plan to renew this line before its April 30, 2010 expiration. We also maintain two separate facilities totaling $72 million for letters of credit, primarily to support the purchase of inventories, of which $16 million was outstanding at January 30, 2010.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at January 30, 2010 or January 31, 2009.

4.	Leases

We are obligated under long-term leases for the rental of real estate. In addition, we are generally required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales in excess of certain amounts, or other factors. Many of our leases require escalating payments during the lease term. Rent expense for such leases is recognized on a straight-line basis over the lease term. The initial primary term of our real estate leases (excluding ground leases) ranges from 4 to 25 years. Most of these leases have an initial term of 20 years. The initial primary term of our ground leases ranges from 15 to 44 years, and averages approximately 24 years. As of January 30, 2010, we have options to renew all but one of our leases for periods that range from 5 to 65 years, and average approximately 21 years. Future minimum lease payments as of January 30, 2010 were:

Fiscal Years Ending	Dollars in Thousands
January 29, 2011	$178,019
January 28, 2012	191,884
February 2, 2013	187,347
February 1, 2014	182,496
January 31, 2015	177,726
Later years	1,941,846

Total	$2,859,318

The payments above do not include future payments due under the leases for one remaining ProFoods club, which closed in 2006, and one BJ’s club, which closed in November 2002. Rent liabilities for the closed locations are included in current and noncurrent closed store lease obligations in the balance sheets.

Rental expense under operating leases (including contingent rentals, which were not material) amounted to $161,874,000, $148,788,000, and $142,213,000 in 2009, 2008, and 2007, respectively.

5.	Contingencies

We are involved in various legal proceedings that are typical of a retail business. Although it is not possible to predict the outcome of these proceedings or any related claims, we believe that such proceedings or claims will not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Provision for Credit Card Claims

Early in 2004, we were notified by credit card issuers that credit and debit card accounts used legitimately at BJ’s were subsequently used in fraudulent transactions at non-BJ’s locations. On August 5, 2008, the U.S. Attorney’s Office in Boston charged 11 individuals with allegedly breaching the credit card security systems of a number of retailers, including BJ’s, in 2004, and these individuals have pleaded guilty to various charges.

In prior years, we recorded total pretax charges of $13.0 million to establish a reserve for claimants seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. As of January 30, 2010, all filed legal claims arising from the alleged data breaches were resolved. We recorded pretax income of $2.9 million to reverse the majority of our remaining reserve for these claims. As of January 30, 2010, the balance in the reserve was $0.4 million, which represents our best estimate of the remaining costs and expenses related to this matter.

Wage and Hour Settlement

In November 2008, BJ’s was sued in the United States District Court for the District of Massachusetts (“the court”) in a purported class action brought on behalf of “current and former department and other assistant managers,” in which plaintiffs principally alleged that they had not been compensated for overtime work as required under federal and Massachusetts law. (Caissie v. BJ’s Wholesale Club., Case No. 3:08cv30220.)

In the third quarter of 2009, we recorded a pretax charge in selling, general and administrative (“SG&A”) expenses of $11.7 million in connection with a proposed settlement of this claim and related payments. Under the settlement, which still must be finally approved by the court, certain current and former mid-level managers will be eligible to receive payments to compensate them for particular hours worked in prior years. The settlement of the lawsuit is not an admission by us of any wrongdoing. We expect to pay the settlement in the next twelve months and have recorded the liability within accrued expenses and other current liabilities on our balance sheet.

The number of employees who will receive compensation and the amount of each settlement will not be known until the court proceeds with the final approval of the settlement terms and all employee claims are submitted. We will work with the court and a settlement administrator as the parties establish the process through which the settlement amount will be allocated and the amount each eligible employee will receive is determined. While the ultimate outcome of the claims paid could differ from what we have recorded, the difference is not expected to have a material impact on our consolidated financial position or liquidity.

Subsequent to January 30, 2010, we paid $9.2 million into a settlement fund and we are awaiting a final approval from the court before all claims and related payments are made.

As permitted by Delaware law, BJ’s has entered into agreements whereby it indemnifies its directors and officers for certain events or occurrences while the director or officer is or was serving, at the Company’s request, in such capacity. The maximum potential amount of future payments that BJ’s could be required to make under these agreements is not limited. However, BJ’s carries insurance for current and former directors and officers that covers its exposure up to certain limits. As a result of our insurance coverage, we believe that the estimated fair value of our indemnification agreements with directors and officers is minimal. No liabilities have been recorded for these agreements as of January 30, 2010 nor have any claims been made.

6.	Capital Stock

The following table summarizes our common stock repurchases for each of the last three fiscal years:

	Fiscal Year Ended
	January 30 2010	January 31 2009	February 2 2008
Shares of common stock repurchased	3,754,000	5,422,650	7,154,898
Average price per share repurchased	$31.38	$33.33	$31.98
Total cost (000’s)	$117,804	$180,754	$228,781

These amounts differ from the stock repurchase amounts reported in the consolidated statements of cash flows by $9.7 million in 2009, $10.6 million in 2008 and $3.2 million in 2007, due to transactions that had not settled at the end of each fiscal year. As of January 30, 2010, our remaining repurchase authorization from the Board of Directors was $76.1 million.

In addition to the above repurchases, upon the vesting of certain restricted stock awards, 47,384 shares in 2009 and 2,707 shares in 2008 were reacquired to satisfy employees’ tax withholding obligations. In 2009 these reacquired shares were recorded as an additional $1.7 million of treasury stock and accordingly, reduced the number of common shares outstanding by 47,384. In 2008, the reacquired shares were recorded as an additional $0.1 million of treasury stock and accordingly, reduced the number of common shares outstanding by 2,707.

In December 1997, one of BJ’s subsidiaries issued 126 shares of non-voting preferred stock to individual stockholders, at $2,200 per share. These shares are entitled to receive ongoing annual dividends of $200 per share. The minority interest in this subsidiary is equal to the preferred shares’ preference in an involuntary liquidation of $277,200 and is included in other noncurrent liabilities in our consolidated balance sheets at January 30, 2010 and January 31, 2009.

7.	Stock Incentive Plans

On May 24, 2007, at the 2007 Annual Meeting of Stockholders of the Company, BJ’s stockholders approved the adoption of our 2007 Stock Incentive Plan (the “2007 Plan”). As of May 24, 2007, the 2007 Plan replaced BJ’s 1997 Stock Incentive Plan (the “1997 Plan”) and no further grants would be made under the 1997 Plan. On May 21, 2009 at the Annual Meeting of Stockholders of the Company, the 2007 Plan was amended to allow for additional adjustments to performance goals when calculating award payments.

Awards may be made under the 2007 Plan for up to 4,000,000 shares of BJ’s common stock (subject to adjustment for changes in capitalization, including stock splits and other similar events).

The 2007 Plan provides that all “full value” awards, which generally means awards other than stock options and stock appreciation rights will count against the 4,000,000 maximum shares issuable under the 2007 Plan at a ratio of two-to-one. Stock options and stock appreciation rights will count against shares issuable at a ratio of one-to-one.

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

The 2007 Plan provides for the automatic grant of options to members of the Board of Directors who are not BJ’s employees. On the commencement of service on the Board, each non-employee director will receive a non-qualified stock option to purchase 10,000 shares. In addition, on the date of each Annual Meeting of Shareholders, each non-employee director who is serving as a director immediately before and after such meeting will receive a non-qualified option grant to purchase 5,000 shares. Director options vest on a cumulative basis in three equal annual installments beginning on the first day of the month which includes the first anniversary of the grant. The Board may issue other stock-based awards in lieu of some or all of the options otherwise issuable.

The 2007 Plan generally requires that all stock options have a minimum one-year vesting period. In general, restricted stock awards that vest solely on the passage of time may not vest sooner than ratably over three years and such awards that do not vest solely on the passage of time may not vest prior to the first anniversary of the grant.

These minimum vesting requirements can be waived in extraordinary circumstances, including death, disability or retirement, estate planning needs, or the occurrence of a business combination, recapitalization or change of control. In addition, restricted stock and restricted stock unit awards and other stock-based awards for up to an aggregate of 100,000 shares of common stock may be granted without satisfying the minimum vesting requirements. The 100,000 number already reflects application of the two-to-one fungible share ratio described above.

As of January 30, 2010 and January 31, 2009, respectively, 983,150 and 2,051,530 shares were reserved for all future stock awards under the 2007 Plan.

Total share-based compensation recognized in the financial statements was $22.0 million ($13.1 million post-tax) in the fiscal year ended January 30, 2010, $19.4 million ($11.5 million post-tax) in the fiscal year ended January 31, 2009 and $19.0 million ($11.3 million post-tax) in the fiscal year ended February 2, 2008.

As of January 30, 2010, there was $26.7 million of total share-based compensation cost not yet recognized related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 1.7 years.

The fair value of BJ’s stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions (no dividends were expected):

	Fiscal Year Ended
	January 30 2010	January 31 2009	February 2 2008
Risk-free interest rate	2.41%	2.08%	4.55%
Expected volatility factor	41.0%	38.8%	36.5%
Expected option life (yrs.)	5.5	5.5	5.5
Weighted-average grant-date fair value	$15.06	$13.35	$13.48

Expected volatility for the years ended January 30, 2010, January 31, 2009, and February 2, 2008 was based on a combination of implied volatility from traded options on our stock and historical volatility of our stock. 75% of our overall volatility assumption was based on a review of BJ’s daily stock price volatility over the last five years. 25% was based on the implied volatility of near at-the-money exchange-traded options. We use historical data to estimate option exercise and employee termination behavior within the valuation model. The expected option life represents an estimate of the period of time options are expected to remain outstanding based upon historical option exercise trends. The risk-free rate is for periods within the expected life of the option and is based on the U.S. Treasury yield curve in effect at the time of the grant.

Presented below is a summary of the status of stock option activity and weighted-average exercise prices for the last three fiscal years (number of options in thousands):

	Fiscal Year Ended
	January 30 2010		January 31 2009		February 2 2008
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of year	2,300	$29.55	3,466	$27.55	5,394	$26.71
Granted	10	36.40	20	34.41	426	32.24
Exercised	(529)	25.02	(1,133)	23.39	(1,933)	25.55
Forfeited	(30)	34.60	(53)	32.33	(421)	30.60

Outstanding, end of year	1,751	30.88	2,300	29.55	3,466	27.55

Exercisable, end of year	1,490	30.68	1,709	28.98	2,346	26.19

Presented below is a summary of stock option exercises (dollars in millions):

	Fiscal Year Ended
	January 30 2010	January 31 2009	February 2 2008
Intrinsic value of stock options exercised	$5.8	$16.8	$19.4
Related income tax benefit	2.4	6.8	7.9
Cash received from option exercises	13.2	26.5	49.4

Presented below is information regarding stock options outstanding that are expected to vest and stock options outstanding that are exercisable at January 30, 2010. Options outstanding expected to vest represent 0.3 million nonvested options, less anticipated forfeitures (amounts of options and aggregate intrinsic value are in thousands):

	Options	Aggregate Intrinsic Value	Weighted- Average Remaining Contract Life	Weighted- Average Exercise Price
Nonvested options outstanding expected to vest	260	$511	7.1 years	$31.97
Options exercisable (vested)	1,490	6,070	4.1 years	30.68

Total	1,750	$6,581	4.5 years	30.87

Presented below is a summary of our nonvested restricted shares and weighted-average grant-date fair values for the periods ended January 30, 2010, January 31, 2009, and February 2, 2008 (restricted shares in thousands):

	Fiscal Year Ended
	January 30 2010		January 31 2009		February 2 2008
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	1,404	$35.77	1,089	$33.81	384	$28.10
Granted	612	35.96	568	38.85	879	34.82
Vested	(149)	30.86	(133)	32.22	(118)	23.08
Forfeited	(84)	37.32	(120)	36.49	(56)	33.19

Nonvested at end of period	1,783	$36.17	1,404	$35.77	1,089	$33.81

The total fair value of restricted shares vested was $5.3 million in the year ended January 30, 2010, $4.4 million in the year ended January 31, 2009, and $2.7 million in the year ended February 2, 2008.

Restricted stock awards are issued at no cost to the recipients and have service restrictions that generally lapse over three to four years from the date of grant. Grant-date fair value of the award is charged to income ratably over the period during which the restrictions lapse. Approximately 90,500 shares of the restricted stock issued in 2009, 79,000 of the restricted shares issued in 2008 and 143,000 of the restricted shares issued in 2007 also have performance condition vesting features. When achievement of the performance condition is deemed probable, we recognize compensation cost on a straight-line basis over the awards’ expected vesting periods. Performance shares are included in the computation of diluted earnings per share, if their effect is dilutive, in the period in which the performance conditions have been attained.

8.	Earnings Per Share

The following details the calculation of earnings per share from continuing operations for the last three fiscal years:

	Fiscal Year Ended
	January 30 2010	January 31 2009	February 2 2008
	(Dollars in Thousands except Per Share Amounts)
Income from continuing operations	$132,535	$135,820	$121,381
Less: Preferred stock dividends	25	25	25

Income available to common stockholders	$132,510	$135,795	$121,356

Weighted-average number of common shares outstanding, used for basic computation	53,543,461	58,058,061	63,669,088
Plus: Incremental shares from conversion of stock options and vesting of restricted stock	1,114,750	890,894	888,305

Weighted-average number of common and dilutive potential common shares outstanding	54,658,211	58,948,955	64,557,393

Basic earnings per share	$2.47	$2.34	$1.91

Diluted earnings per share	$2.42	$2.30	$1.88

The following stock options and restricted share amounts were not included in the computation of diluted earnings per share for the periods indicated because their effect would have been antidilutive:

	Fiscal Year Ended
	January 30 2010	January 31 2009	February 2 2008
Stock options	597,599	846,975	1,509,026
Restricted stock	12,653	19,766	16,679

9.	Income Taxes

The provision for income taxes includes the following:

	Fiscal Year Ended
	January 30 2010	January 31 2009	February 2 2008
	(Dollars in Thousands)
Federal:
Current	$70,005	$62,589	$67,835
Deferred	973	10,047	(2,404)
State:
Current	21,745	13,926	8,391
Deferred	(2,464)	(1,540)	4,810

Total income tax provision	$90,259	$85,022	$78,632

Components of income tax provision:
Continuing operations	$90,533	$85,871	$77,613
Discontinued operations	(274)	(849)	1,019

	$90,259	$85,022	$78,632

During the year ended January 30, 2010, we recorded an increase in our income tax provision totaling $0.2 million as a result of unfavorable state income tax audit settlements. Of this total, $0.1 million reflected an increase in income tax reserves and $0.1 million reflected an increase in interest reserves. During the year ended January 31, 2009, we recorded a reduction in our income tax provision totaling $3.3 million as a result of favorable state income tax audit settlements. Of this total, $2.1 million reflected a reduction in income tax reserves and $1.2 million reflected a reduction in interest reserves. During the year ended February 2, 2008, we recorded a reduction in our income tax provision totaling $3.6 million, also as a result of favorable state income tax audit settlements.

	Fiscal Year Ended
	January 30 2010	January 31 2009	February 2 2008
	(Dollars in Thousands)
Statutory federal income tax rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.6	3.7	4.0
Other	—	—	—

Effective income tax rates	40.6%	38.7%	39.0%

Significant components of the Company’s deferred tax assets and liabilities as of January 30, 2010 and January 31, 2009 were as follows:

	January 30 2010	January 31 2009
	(Dollars in Thousands)
Deferred tax assets:
Closed store lease obligations	$4,013	$4,431
Self-insurance reserves	22,605	19,427
Rental step liabilities	13,033	10,469
Compensation and benefits	37,617	28,418
Other	21,981	28,334

Total deferred tax assets	99,249	91,079

Deferred tax liabilities:
Accelerated depreciation—property	64,515	55,796
Property taxes	6,006	5,621
Other	4,923	7,693

Total deferred tax liabilities	75,444	69,110

Net deferred tax assets	$23,805	$21,969

We have not established a valuation allowance because our deferred tax assets can be utilized by offsetting deferred tax liabilities and future taxable income, which we believe will more likely than not be earned, based on our historical earnings record and projected future earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 30 2010	January 31 2009
	(Dollars in Thousands)
Beginning balance	$6,271	$20,654
Additions for tax positions taken during prior years	1,447	1,067
Reductions for tax positions taken during prior years	(324)	(4,497)
Additions for tax positions taken during the current year	554	576
Settlements	(3,571)	(10,783)
Lapses in statutes of limitations	(810)	(746)

Ending balance	$3,567	$6,271

The total amount of unrecognized tax benefits, reflective of federal tax benefits that, if recognized, would decrease the effective tax rate at January 30, 2010 was $2.5 million and at January 31, 2009 was $4.3 million.

We classify interest expense and any penalties related to income tax uncertainties as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. For the years ended January 30, 2010 and January 31, 2009, we recognized $0.4 million ($0.2 million, net of federal and state tax benefit) and $2.0 million ($1.1 million, net of federal and state tax benefit), respectively, in interest expense. As of January 31, 2009, we had $2.9 million of accrued interest ($1.7 million, net of federal and state tax benefit) related to income tax uncertainties. Accrued interest decreased by $1.9 million ($1.1 million, net of federal and state benefit) for the year ended January 30, 2010 to $1.0 million ($0.6 million, net of federal and state benefit). This decrease was primarily attributable to state income tax audit settlements.

10.	Retirement Plans

Under BJ’s 401(k) savings plans, participating employees may make pretax contributions up to 50% of covered compensation subject to federal limits. BJ’s matches employee contributions at 100% of the first one percent of covered compensation and 50% of the next four percent. The Company’s expense under these plans was $8,051,000, $6,941,000, and $5,813,000 in 2009, 2008, and 2007, respectively.

We have a non-contributory defined contribution retirement plan for certain key employees. Under this plan, BJ’s funds annual retirement contributions for the designated participants on an after-tax basis. For the last three years, the Company’s contributions equaled 5% of the participants’ base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four full fiscal years of service. Our pretax expense under this plan was $1,756,000, $1,633,000, and $1,416,000, in 2009, 2008 and 2007, respectively.

11.	Postretirement Medical Benefits

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

We recognize the funded status of the postretirement medical plan on our balance sheet. The funded status represents the difference between the projected benefit liability obligation of the plan and the market value of the plan’s assets. Previously unrecognized deferred amounts such as actuarial gains and losses and the impact of historical plan changes are included in accumulated other comprehensive income (loss). Changes in these amounts in future years are adjusted as they occur through accumulated other comprehensive income (loss).

Obligation and Funded Status

The change in obligation and funded status of the plan at January 30, 2010 and January 31, 2009 were as follows:

	Fiscal Year Ended
	January 30 2010	January 31 2009
	(Dollars in Thousands)
Change in Obligation
Projected benefit obligation at beginning of year	$7,490	$6,916
Company service cost	688	702
Interest cost	483	405
Plan participants’ contributions	91	73
Net actuarial loss (gain)	849	(431)
Benefit payments made directly by the Company	(145)	(103)
Other adjustments	(63)	(72)

Projected benefit obligation at end of year	$9,393	$7,490

Change in Plan Assets
Fair value of plan assets at beginning of year	—	—
Company contributions	$54	$30
Plan participants’ contributions	91	73
Benefit payments made directly by the Company	(145)	(103)
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(9,393)	$(7,490)

The funded status of the plan as of January 30, 2010 and January 31, 2009 has been recognized as a net liability in other noncurrent liabilities on the balance sheet. We expect to contribute approximately $59,000 to the postretirement plan next year.

Components of Net Periodic Benefit Cost and Amounts Recognized in Other Comprehensive Income

Net periodic postretirement benefit cost for the last three fiscal years consisted of the following:

	Fiscal Year Ended
	January 30 2010	January 31 2009	February 2 2008
	(Dollars in Thousands)
Company service cost	$688	$702	$610
Interest cost	483	405	328

	1,171	1,107	938
Amortization of unrecognized loss	—	23	19

Net periodic postretirement benefit cost	$1,171	$1,130	$957

Discount rate used to determine cost	6.54%	5.92%	5.72%
Health care cost trend rates	9.0%	9.0%	10.0%

Amounts recognized in accumulated other comprehensive income (“AOCI”), gross of tax, consisted of the following:

	Fiscal Year Ended
	January 30 2010	January 31 2009
	(Dollars in Thousands)
AOCI at the beginning of year	$458	$913
Amortization of net actuarial losses	—	(23)
Net actuarial loss (gain) for the year	849	(432)

AOCI at the end of the year	$1,307	$458

We expect to amortize $41,000 from AOCI into net periodic postretirement benefit cost in 2010.

Assumptions

The following weighted-average assumptions were used to determine our postretirement benefit obligations at year end:

	January 30 2010	January 31 2009
	(Dollars in Thousands)
Discount rate	5.22%	6.54%
Health care cost trend rate assumed for next year	8.50%	9.00%
Ultimate trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2017

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects as of January 30, 2010:

Effect of 1% Increase in Medical Trend Rates (in Thousands)
Postretirement benefit obligation increases by	$848
Total of service and interest cost increases by	$118

Effect of 1% Decrease in Medical Trend Rates (in Thousands)
Postretirement benefit obligation decreases by	$766
Total of service and interest cost decreases by	$105

Cash Flows

The estimated future benefit payments for our postretirement health care plan at January 30, 2010 were:

(Dollars in Thousands)
Expected benefit payments for the year ending
Fiscal year ending 2011	$59
Fiscal year ending 2012	64
Fiscal year ending 2013	69
Fiscal year ending 2014	74
Fiscal year ending 2015	78
Fiscal year ending 2016 through 2021	461

12.	Interest

The following details the components of interest income (expense), net for the last three fiscal years:

	Fiscal Year Ended
	January 30 2010	January 31 2009	February 2 2008
	(Dollars in Thousands)
Interest income	$52	$1,117	$4,377
Capitalized interest	180	250	75
Interest expense on debt	(951)	(603)	(710)

Interest income (expense), net	$(719)	$764	$3,742

13.	VISA/MasterCard Settlement

In April 2003, a settlement was reached in the VISA/MasterCard antitrust class action litigation. The terms of the settlement require VISA and MasterCard to pay $3.05 billion into a settlement fund that will be distributed to class members. We are a member of the class and are entitled to a portion of the fund. In 2005, we received a settlement offer related to the distribution of the fund. Based upon information contained in the settlement offer, we recorded a $3.1 million pretax estimated recovery as a reduction to SG&A expenses in 2005. On a post-tax basis, this recovery was $1.9 million. In 2006, we received cash recoveries totaling $3.3 million. As a result we recorded a pretax gain of $0.2 million as a reduction of SG&A in 2006. There were no cash recoveries in 2007. In 2008 and 2009, we received additional pretax recoveries of $0.9 million and $3.0 million, respectively, which were also recorded as a reduction of SG&A. We do not expect to receive further material recoveries from this settlement.

14.	Accounts Payable

Our banking arrangements provide for the daily replenishment of vendor payable bank accounts as checks are presented. The balances of checks outstanding in these bank accounts, which represent book overdrafts, totaled $97,737,000 at January 30, 2010, $86,599,000 at January 31, 2009, and $89,979,000 at February 2, 2008. These balances are included in accounts payable on the balance sheets and the changes in these balances are reflected in operating activities in the statements of cash flows.

15.	Asset Retirement Obligations

The following is a summary of activity relating to our liability for asset retirement obligations, which we will incur primarily in connection with the future removal of gasoline tanks from our gasoline stations and are included in other noncurrent liabilities on our balance sheet:

	Fiscal Year Ended
	January 30 2010	January 31 2009	February 2 2008
	(Dollars in Thousands)
Balance, beginning of year	$22,816	$19,154	$17,493
Accretion expense	624	1,404	1,187
Liabilities incurred during the year	195	2,452	474
Change in estimated useful life	(7,072)	—	—
Reversal of liability for closed club	—	(194)	—

Balance, end of year	$16,563	$22,816	$19,154

16.	Accrued Expenses and Other Current Liabilities

The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
	January 30 2010	January 31 2009
	(Dollars in Thousands)
Deferred membership fee income	$85,516	$81,813
Employee compensation	78,889	66,694
Fixed asset accruals, sales and use taxes, self-insurance reserves, rent, utilities, advertising and other	154,492	160,764

	$318,897	$309,271

The following table summarizes membership fee activity for each of the last three fiscal years:

	Fiscal Year Ended
	January 30 2010	January 31 2009	February 2 2008
	(Dollars in Thousands)
Deferred membership fee income, beginning of year	$81,813	$80,950	$80,356
Cash received from members	185,575	178,663	176,853
Revenue recognized in earnings	(181,872)	(177,800)	(176,259)

Deferred membership fee income, end of year	$85,516	$81,813	$80,950

17.	Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Thousands except Per Share Amounts)
Fiscal year ended January 30, 2010 (a):
Net sales	$2,258,598	$2,507,010	$2,450,435	$2,738,341
Total revenues	2,313,971	2,566,134	2,509,058	2,797,818
Gross earnings (b)	247,954	278,746	263,990	315,446
Net income	24,336	35,065	17,670	55,065
Per common share, diluted	0.45	0.64	0.32	1.01
Fiscal year ended January 31, 2009 (c):
Net sales	$2,253,128	$2,644,380	$2,402,644	$2,502,085
Total revenues	2,307,756	2,702,680	2,458,941	2,557,989
Gross earnings (b)	217,583	259,462	256,501	289,842
Net income	17,189	36,491	28,244	52,659
Per common share, diluted	0.29	0.61	0.48	0.91

a)	In the third quarter of fiscal year ended January 30, 2010, net income included post-tax expense of $6.9 million, or $0.13 per diluted share, for the wage and hour litigation settlement (see Note 5). In the fourth quarter, net income included a post-tax gain of $1.8 million, or $0.03 per diluted share, from the VISA/Mastercard class action settlement (see Note 13) and a post-tax gain of $1.7 million, or $0.03 per diluted share, on the reversal of provision for credit card claims (see Note 5).

b)	Gross earnings equals total revenues less cost of sales, including buying and occupancy costs.

c)	In the second quarter of the fiscal year ended January 31, 2009, net income included a gain of $2.0 million, or $0.03 per diluted share, from favorable state income tax audit settlements. In the third quarter, net income included a charge of $0.5 million, or $0.01 per diluted share, related to a club closing and post-tax income of $0.4 million, or $0.01 per diluted share, from a favorable state income tax audit settlement. In the fourth quarter, net income included a gain of $1.3 million, or $0.02 per diluted share, from favorable state income tax audit settlements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BJ’s Wholesale Club, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of BJ’s Wholesale Club, Inc. and its subsidiaries at January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in the period ended February 2, 2008.

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

March 25, 2010

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

BJ’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management concluded that, as of January 30, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of January 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

March 25, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of January 30, 2010, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in the Company’s internal control over financial reporting occurred during the quarter ended January 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company will file with the SEC a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 30, 2010 (the “Proxy Statement”). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference from the Proxy Statement under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Policies on Business Ethics and Conduct,” “Audit Committee” and “Director Candidates.”

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

The information required by this Item is incorporated by reference from the Proxy Statement under “Executive Compensation,” “Compensation of Directors” and “Director Compensation Table.”

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

A.	The Financial Statements filed as part of this report are listed and indexed on page 29. Schedules have been omitted because they are not applicable or the required information has been included elsewhere in this report.

B.	Listed below are all Exhibits filed as part of this report.

Exhibit No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	By-Laws, as amended (13)

4.1	Specimen Certificate of Common Stock, $.01 par value per share (3)

10.1	2008 Amended and Restated Management Incentive Plan, as amended* (6)

10.2	2008 Amended and Restated Growth Incentive Plan, as amended* (7)

10.3	BJ’s Wholesale Club, Inc. Executive Retirement Plan* (5)

10.4	BJ’s Wholesale Club, Inc. 1997 Stock Incentive Plan* (9)

10.4a	Form of Nonstatutory Stock Option Agreement granted under 1997 Stock Incentive Plan* (10)

10.4b	Form of Restricted Stock Agreement under 1997 Stock Incentive Plan* (10)

10.5	BJ’s Wholesale Club, Inc. 2007 Stock Incentive Plan, as amended* (12)

10.5a	Form of Nonstatutory Stock Option Agreement under BJ’s Wholesale Club, Inc. 2007 Stock Incentive Plan* (12)

10.5b	Form of Restricted Stock Agreement under BJ’s Wholesale Club, Inc. 2007 Stock Incentive Plan* (12)

10.6	BJ’s Wholesale Club, Inc. General Deferred Compensation Plan* (2)

10.7	Employment Agreement, dated as of April 4, 2007 with Herbert J Zarkin* (11)

10.7a	Change of Control Severance Agreement dated as of April 4, 2007 between Herbert J Zarkin and the Company* (11)

10.7b	Nonstatutory Stock Option Agreement granted under 1997 Stock Incentive Plan to Herbert J Zarkin on August 9, 2004* (10)

10.8	Employment Agreement, dated as of August 1, 2008 with Frank D. Forward* (17)

10.8a	Change of Control Severance Agreement dated as of April 4, 2007 between Frank D. Forward and the Company* (11)

10.8b	Addendum to Employment Agreement dated as of December 14, 2009 between Frank D. Forward and the Company* (19)

10.9	Employment Agreement, dated as of April 3, 2007 with Thomas F. Gallagher* (15)

10.9a	Change of Control Severance Agreement dated as of April 3, 2007 between Thomas F. Gallagher and the Company* (15)

10.10	Amended and Restated Form of Change of Control Severance Agreement between the Company and certain officers of the Company* (4)

Exhibit No.	Exhibit

10.11	Form of Indemnification Agreement between the Company and officers of the Company* (2)

10.12	BJ’s Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees* (5)

10.12a	Amendment dated as of February 4, 2004 to BJ’s Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees* (8)

10.13	Credit Agreement, dated October 30, 2009, among the Company, Bank of America, N.A. as administrative agent and lender, and a group of other agents and lenders (14)

10.14	Indemnification Agreement dated as of April 18, 1997, between the Company and The TJX Companies, Inc. (3)

10.15	Summary of Company’s Non-Employee Director Compensation* (18)

10.16	Employment Agreement, dated as of February 1, 2009 with Laura J. Sen* (18)

10.16a	Change of Control Severance Agreement dated as of February 1, 2009 with Laura J. Sen* (18)

10.17	Employment Agreement, dated as of June 3, 2007 with Lon F. Povich* (16)

10.17a	Change of Control Severance Agreement dated as of June 1, 2007 with Lon F. Povich* (16)

10.17b	Addendum to Employment Agreement dated as of December 14, 2009 between Lon F. Povich and the Company* (19)

10.18	Employment Agreement, dated as of January 15, 2008 with Christina M. Neppl-Totino*

10.18a	Change of Control Severance Agreement dated as of January 15, 2008 with Christina M. Neppl-Totino*

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Principal Executive Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or other compensatory plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Commission File No. 333-31015)
(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 26, 1997 (Commission File No. 001-13143)
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Commission File No. 333-25511)

(4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 1999 (Commission File No. 001-13143)
(5)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (Commission File No. 001-13143)
(6)	Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement as filed on April 15, 2009 (Commission File No. 001-13143)
(7)	Incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement as filed on April 15, 2009 (Commission File No. 001-13143)
(8)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (Commission File No. 001-13143)
(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004 (Commission File No. 001-13143)
(10)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004 (Commission File No. 001-13143)
(11)	Incorporated herein by reference to the Company’s Current Report on Form 8-K/A filed on April 20, 2007 (Commission File No. 001-13143)
(12)	Incorporated herein by reference to Appendix C of the Company’s Definitive Proxy Statement as filed on April 15, 2009 (Commission File No. 001-13143)
(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2009 (Commission File No. 001-13143)
(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 4, 2009 (Commission File No. 001-13143)
(15)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2007 (Commission File No. 001-13143)
(16)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (Commission File No. 001-13143)
(17)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2008 (Commission File No. 001-13143)
(18)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (Commission File No. 001-13143)
(19)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 15, 2009 (Commission File No. 001-13143)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC.

Dated: March 25, 2010	/s/ LAURA J. SEN
Laura J. Sen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ LAURA J. SEN Laura J. Sen President and Chief Executive Officer (Principal Executive Officer)	/s/ FRANK D. FORWARD Frank D. Forward, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ HERBERT J ZARKIN Herbert J Zarkin Chairman of the Board and Director	/s/ S. JAMES COPPERSMITH S. James Coppersmith, Director

/s/ PAUL DANOS Paul Danos, Director	/s/ EDMOND J.ENGLISH Edmond J. English, Director

/s/ HELEN FRAME PETERS Helen Frame Peters, Director	/s/ THOMAS J. SHIELDS Thomas J. Shields, Director

/s/ MICHAEL J. SHEEHAN Michael J. Sheehan, Director	/s/ CHRISTINE COURNOYER Christine Cournoyer, Director

/s/ LEONARD A. SCHLESINGER Leonard A. Schlesinger, Director

Dated: March 25, 2010