Form 10-Q
period 2010-05-01
BJS WHOLESALE CLUB INC
filed 2010-05-28
CIK 1037461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For Quarter Ended May 1, 2010

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

The number of shares of the Registrant’s common stock outstanding as of May 21, 2010: 53,831,603

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
	(Dollars in Thousands except Per Share Amounts)
Net sales	$2,548,961	$2,258,598
Membership fees	46,982	44,387
Other revenues	12,171	10,986

Total revenues	2,608,114	2,313,971

Cost of sales, including buying and occupancy costs	2,331,906	2,066,017
Selling, general and administrative expenses	229,866	205,132
Preopening expenses	1,954	1,569

Operating income	44,388	41,253
Interest expense, net	(227)	(135)

Income from continuing operations before income taxes	44,161	41,118
Provision for income taxes	17,974	16,694

Income from continuing operations	26,187	24,424
Loss from discontinued operations, net of income tax benefit of $68 and $61	(98)	(88)

Net income	$26,089	$24,336

Basic earnings per share:
Income from continuing operations	$0.50	$0.46
Loss from discontinued operations	—	(0.01)

Net income	$0.50	$0.45

Diluted earnings per share:
Income from continuing operations	$0.49	$0.45
Loss from discontinued operations	—	—

Net income	$0.49	$0.45

Number of common shares for earnings per share computations:
Basic	51,984,549	53,572,601
Diluted	53,311,957	54,446,255

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 1, 2010	January 30, 2010	May 2, 2009
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$63,647	$58,752	$40,024
Accounts receivable, net	131,868	128,137	119,238
Merchandise inventories	932,623	930,289	883,442
Current deferred income taxes	17,577	18,252	13,918
Prepaid expenses	36,569	37,197	29,629

Total current assets	1,182,284	1,172,627	1,086,251

Property at cost:
Land and buildings	703,808	694,136	689,022
Leasehold costs and improvements	231,255	229,915	219,613
Furniture, fixtures and equipment	623,527	599,949	572,475

	1,558,590	1,524,000	1,481,110
Less: accumulated depreciation and amortization	(592,147)	(562,159)	(562,232)

	966,443	961,841	918,878
Deferred income taxes	5,897	5,553	7,218
Other assets	26,084	26,066	22,924

Total assets	$2,180,708	$2,166,087	$2,035,271

LIABILITIES
Current liabilities:
Current installments of long-term debt	$619	$608	$577
Short-term debt	—	—	35,000
Accounts payable	685,639	665,907	621,141
Accrued expenses and other current liabilities	281,217	318,897	282,668
Accrued federal and state income taxes	13,453	18,980	19,452
Closed store lease obligations due within one year	1,725	1,687	1,857

Total current liabilities	982,653	1,006,079	960,695

Long-term debt, less portion due within one year	381	540	1,000
Noncurrent closed store lease obligations	7,967	8,291	9,164
Other noncurrent liabilities	124,620	117,810	105,886
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	229,806	224,206	205,808
Retained earnings	1,489,056	1,463,146	1,374,373
Accumulated other comprehensive loss	(773)	(773)	(270)
Treasury stock, at cost, 20,599,537, 20,616,431 and 19,710,339 shares	(653,746)	(653,956)	(622,129)

Total stockholders’ equity	1,065,087	1,033,367	958,526

Total liabilities and stockholders’ equity	$2,180,708	$2,166,087	$2,035,271

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,089	$24,336
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for club closing costs	166	28
Depreciation and amortization of property	30,088	27,042
Loss on property disposals	131	15
Other noncash items, net	(642)	550
Share-based compensation expense	5,345	4,850
Deferred income taxes	331	833
Excess tax benefit from exercise of stock options	(252)	(5)
Tax benefit from share-based compensation	255	(15)
Increase (decrease) in cash due to changes in:
Accounts receivable	(3,731)	5,260
Merchandise inventories	(2,334)	(23,922)
Prepaid expenses	628	(2,265)
Other assets	(18)	(594)
Accounts payable	28,707	33,278
Changes in book overdrafts	(8,975)	4,496
Accrued expenses	(29,446)	(3,710)
Accrued income taxes	(5,527)	5,964
Closed store lease obligations	(419)	(318)
Other noncurrent liabilities	6,568	(4,646)

Net cash provided by operating activities	46,964	71,177

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(38,603)	(46,557)
Proceeds from property disposals	16	—
Purchase of marketable securities	(500)	(436)
Sale of marketable securities	1,032	31

Net cash used in investing activities	(38,055)	(46,962)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit from exercise of stock options	252	5
Borrowing of short-term debt	—	35,000
Repayment of long-term debt	(148)	(138)
Proceeds from issuance of common stock	5,072	195
Purchase of treasury stock	(9,190)	(70,410)

Net cash used in financing activities	(4,014)	(35,348)

Net increase (decrease) in cash and cash equivalents	4,895	(11,133)
Cash and cash equivalents at beginning of year	58,752	51,157

Cash and cash equivalents at end of period	$63,647	$40,024

Supplemental cash flow information:
Treasury stock issued for compensation plans	$317	$1,487
Treasury stock surrendered upon vesting of restricted stock	871	18

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
				(In Thousands)
Balance, January 31, 2009	74,410	$744	$200,973	$1,351,217	$(270)	(17,872)	$(567,860)	$984,804
Net income	—	—	—	24,336	—	—	—	24,336
Issuance of common stock	—	—	(15)	(1,180)	—	43	1,376	181
Purchase of treasury stock	—	—	—	—	—	(1,881)	(55,645)	(55,645)
Stock compensation expense	—	—	4,850	—	—	—	—	4,850

Balance, May 2, 2009	74,410	$744	$205,808	$1,374,373	$(270)	(19,710)	$(622,129)	$958,526

Balance, January 30, 2010	74,410	$744	$224,206	$1,463,146	$(773)	(20,616)	$(653,956)	$1,033,367
Net income	—	—	—	26,089	—	—	—	26,089
Issuance of common stock	—	—	255	(179)	—	165	5,251	5,327
Purchase of treasury stock	—	—	—	—	—	(148)	(5,041)	(5,041)
Stock compensation expense	—	—	5,345	—	—	—	—	5,345

Balance, May 1, 2010	74,410	$744	$229,806	$1,489,056	$(773)	(20,599)	$(653,746)	$1,065,087

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim financial statements of BJ’s Wholesale Club, Inc. are unaudited and, in the opinion of management, reflect all normal recurring adjustments considered necessary for a fair presentation of our financial statements in accordance with generally accepted accounting principles in the United States of America. References to “we,” “our,” “us,” “BJ’s” or “the Company” refer to BJ’s Wholesale Club, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

The interim financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Our results for the quarter ended May 1, 2010 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

2. Stock Incentive Plans

On May 25, 2010 at the Annual Meeting of Stockholders of the Company, the 2007 Stock Incentive Plan was amended and restated to increase the number of shares available for issuance from 4,000,000 to 7,500,000. During the quarter ended May 1, 2010, we granted 10,000 restricted shares and no stock options. In last year’s first quarter, we granted 46,812 restricted shares and no stock options.

Presented below is information regarding pretax share-based compensation for this year’s and last year’s first quarters:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
	(Dollars in Thousands)
Stock option expense	$283	$891
Restricted stock expense	5,062	3,959

Total	$5,345	$4,850

3. Interest

The components of interest expense, net were as follows:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
	(Dollars in Thousands)
Interest income	$83	$—
Capitalized interest	96	77
Interest expense on debt	(406)	(212)

Interest expense, net	$(227)	$(135)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Earnings Per Share

The following details the calculation of earnings per share from continuing operations for the periods presented below (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Income from continuing operations	$26,187	$24,424

Weighted-average number of common shares outstanding, used for basic computation	51,985	53,573
Plus: Incremental shares from assumed conversion of stock options and restricted stock	1,327	873

Weighted-average number of common and dilutive potential shares outstanding	53,312	54,446

Basic earnings per share	$0.50	$0.46

Diluted earnings per share	$0.49	$0.45

The following stock options and restricted share amounts were not included in the computation of diluted earnings per share for the periods indicated because their effect would have been antidilutive:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Stock options	400,000	835,000
Restricted stock	9,000	32,000

5. Discontinued Operations

The following tables summarize the activity for the quarters ended May 1, 2010 and May 2, 2009 associated with our discontinued operations, which consist of our closing of both ProFoods clubs in January 2007, three BJ’s clubs in 2002 and one BJ’s club in 2008 (dollars in thousands):

	Discontinued Operations
	Liabilities January 30, 2010	Increases	Reductions	Liabilities May 1, 2010	Cumulative Charges To Date, Net
ProFoods clubs	$2,952	$40	$(114)	$2,878	$22,409
BJ’s clubs - 2002	7,026	93	(305)	6,814	26,991

Total	$9,978	$133	$(419)	$9,692	$49,400

Current portion	$1,687			$1,725
Long-term portion	8,291			7,967

Total	$9,978			$9,692

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Discontinued Operations
	Liabilities January 31, 2009	Increases	Reductions	Liabilities May 2, 2009
ProFoods clubs	$3,153	$44	$(95)	$3,102
BJ’s clubs - 2002	7,825	107	(191)	7,741
BJ’s club - 2008	50	—	(50)	—

Total	$11,028	$151	$(336)	$10,843

Current portion	$1,692			$1,679
Long-term portion	9,336			9,164

Total	$11,028			$10,843

Closure of ProFoods

Both ProFoods clubs were closed in the fourth quarter ended February 3, 2007. We recorded a charge of $25.7 million to close these clubs, which included lease obligation costs of $8.8 million. We have since settled one of the two leases. The reserve at May 1, 2010 was related to the lease obligations for the remaining club. Increases to the reserve in this year’s and last year’s first quarter consisted of interest accretion charges and reductions to the reserve consisted of lease obligation payments.

2002 Closure of Three BJ’s Locations

On November 9, 2002, we closed both of our clubs in the Columbus, Ohio, market and a club in North Dade, Florida. We have since settled two of the three leases. The reserve at May 1, 2010 was related to the lease obligations for the remaining club. Increases to the reserve in this year’s and last year’s first quarter consisted of interest accretion charges and reductions to the reserve consisted of lease obligation payments.

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

2008 Closure of One BJ’s Location

In the third quarter of 2008, we sold our owned club in Greenville, South Carolina. As of May 1, 2010, we have paid all liabilities and do not expect any future expenses related to this closing.

6. 2009 Wage and Hour Settlement

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

In the third quarter of 2009, we recorded a pretax charge in selling, general and administrative expenses of $11.7 million in connection with a proposed settlement of this claim and related payments. Under the settlement, which still must be finally approved by the court, certain current and former mid-level managers will be eligible to receive payments to compensate them for particular hours worked in prior years. The settlement of the lawsuit is not an admission by us of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any wrongdoing. In this year’s first quarter, we paid $9.2 million into a settlement fund and $0.1 million in legal fees and are awaiting a final approval from the court before all claims and related payments are made. As of May 1, 2010, the remaining reserve for related payments in this matter was $2.4 million. While the ultimate outcome of the claims paid could differ from what we have recorded, the difference is not expected to have a material impact on our consolidated financial position or liquidity.

7. Postretirement Medical Benefits

Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
	(Dollars in Thousands)
Service cost	$207	$172
Interest cost	121	121
Amortization of net loss	10	—

Net periodic benefit cost	$338	$293

8. Credit Facilities

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

The agreement contains financial covenants which require a minimum fixed charge coverage ratio and a maximum adjusted leverage ratio. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at May 1, 2010.

In addition to the credit agreement, we maintain a $25 million uncommitted credit line for short-term borrowings. We also maintain two separate facilities totaling $72 million for letters of credit, primarily to support the purchase of inventories, of which $18.8 million was outstanding at May 1, 2010.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at May 1, 2010 or January 30, 2010. There was $35 million outstanding under our previous bank credit agreement at May 2, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Capital Stock

During this year’s first quarter, we repurchased 122,800 shares of our common stock for $4.2 million. In last year’s first quarter, we repurchased 1,880,600 shares of our common stock for $55.6 million. These amounts are lower than the stock repurchase amounts reported in the statement of cash flows by $5.0 million and $14.8 million in 2010 and 2009, respectively, due to transactions that had not settled at the beginning of each quarter. On March 29, 2010, we announced that the Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s common stock. As of May 1, 2010, our remaining repurchase authorization from the Board of Directors was $272.0 million.

In addition to the above repurchases, upon the vesting of certain restricted stock awards, 25,587 shares in this year’s first quarter and 595 shares in last year’s first quarter were reacquired to satisfy employees’ tax withholding obligations. In this year’s first quarter, these reacquired shares were recorded as an additional $0.9 million of treasury stock and accordingly, reduced the number of common shares outstanding by 25,587 shares. In last year’s first quarter, the reacquired shares were recorded as an additional $18,000 of treasury stock and accordingly, reduced the number of common shares outstanding by 595 shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Weeks (First Quarter) Ended May 1, 2010 versus Thirteen Weeks Ended May 2, 2009.

Critical Accounting Policies and Estimates

The preparation of our unaudited quarterly financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Some accounting policies have a significant impact on amounts reported in these financial statements. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 in the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Key items for the first quarter of 2010 as compared to the first quarter of 2009 include the following:

•	Net sales increased 12.9% to $2.55 billion, driven by a 7.8% increase in comparable club sales.

•	Merchandise comparable club sales increased 4.2%, driven by strong sales of perishables and strong customer count.

•	Membership fee income increased 5.8%, due to new membership sign-ups, strong renewals and increased penetration in the Rewards membership program.

•	We reported strong gasoline income and slightly improved merchandise margin rates.

•	Technology costs increased by approximately $3.5 million.

•	We recorded a reserve for our home office relocation of $3.3 million.

•	Net income increased 7.2% to $26.1 million, or $0.49 per diluted share, compared to $24.3 million, or $0.45 per diluted share.

•

Cash and cash equivalents totaled $63.6 million at the end of the quarter compared to $40.0 million at the end of last year’s first quarter. Cash provided by operating activities was $47.0 million in this year’s first quarter.

Results of Operations

Net sales for the quarter ended May 1, 2010 increased 12.9% to $2.55 billion from $2.26 billion reported in last year’s first quarter. The increase was principally due to a 7.8% increase in comparable club sales which represented approximately 60% of the increase in total net sales. The remaining increase was due to sales from new clubs and gasoline stations. The increase in comparable club sales included a favorable impact from gasoline sales of 3.6%. Gasoline sales were approximately 53% higher than last year’s first quarter due to an approximate 40% increase in the average retail price of gasoline and an approximate 9% increase in gallons sold. We estimate that new competition and cannibalization negatively impacted our comparable club sales by approximately 1.6% in the first quarter.

Thirteen Weeks Ended May 1, 2010
Comparable club sales increase	7.8%
Impact of gasoline sales	3.6%

Merchandise comparable club sales	4.2%

In this year’s first quarter merchandise comparable club sales increased 4.2%, due largely to increased sales of food. Food accounted for approximately 66% of merchandise sales in this year’s first quarter versus 65% in last year’s first quarter. On a comparable club basis, food sales increased by approximately 6% for the quarter and general merchandise sales increased by approximately 1% for the quarter. Merchandise comparable club sales were unfavorably affected by price deflation of an estimated 0.5% to 1.0%, particularly in our perishables business. Perishable comparable sales increased 8% in the first quarter, with comparable unit sales up an estimated 10%. We expect our trend of strong perishables sales to continue for the year and we expect the impact of price deflation to decrease in the second quarter and fully cycle by the end of the year.

Stronger performing departments compared to last year’s first quarter included candy, cigarettes, dairy, frozen foods, health & wellness, housewares, juices, meat, milk, produce, seasonal, small appliances and salty snacks. Weaker performing departments compared to last year’s first quarter included household chemicals, major appliances, pre-recorded video, televisions, and trash bags & foils.

Excluding sales of gasoline, customer count on a comparable club basis increased approximately 4% over last year’s first quarter, in part, due to our continued focus on our perishable food business which drives more frequent trips by our members. The average transaction amount by the same measure was approximately flat to last year’s first quarter.

Membership fee income was $47.0 million in this year’s first quarter versus $44.4 million in last year’s comparable period, a 5.8% increase. The increase reflected the benefit from membership sign-ups at new clubs, strong renewal rates in comparable clubs and an increase in Rewards memberships. As a result of our increased focus in this area, Rewards memberships increased by approximately 33% versus last year and accounted for 6.3% of our primary members versus 5.0% last year.

Other revenues were $12.2 million in this year’s first quarter versus $11.0 million in last year’s first quarter, a 10.8% increase. The increase was driven mainly by increases in food court revenue, tire bay revenue and commissions from our third-party optical services provider.

Cost of sales, including buying and occupancy costs was 91.48% of net sales in this year’s first quarter versus 91.47% in last year’s first quarter. The increase of one basis point was driven by leveraging of buying and occupancy costs of approximately 17 basis points and favorable merchandise margins of approximately three basis points, offset by strong sales of low margin gasoline of approximately 20 basis points.

As a percentage of sales, buying and occupancy costs benefitted from higher gasoline sales and lower utilities costs, due to favorable energy rates, which partially offset increased occupancy expense from new club openings and higher maintenance and depreciation costs. Merchandise margins were favorable due to strong sales of perishables and a favorable sales mix of higher margin general merchandise. While gasoline profit increased versus last year’s first quarter, since the margin rate on gasoline is lower than our overall margin rate, increased gasoline sales caused an unfavorable mix impact.

Selling, general and administrative expenses (“SG&A”) were 9.02% of net sales in this year’s first quarter versus 9.08% in last year’s comparable period. The six basis point improvement was largely due to leveraging from strong merchandise and gasoline sales.

Total SG&A expenses increased by $24.7 million, or 12.1%, over last year’s first quarter. Payroll and benefits (including stock compensation) increased $19.0 million over last year’s first quarter, driven by increases in club payroll, home office payroll and fringe benefits expense. The increase in club payroll was principally due to new club openings and strategic investments in payroll to drive perishable sales. The increase in home office payroll was driven by an increase in spending for our technology initiatives and fringe benefits increased largely due to medical expense inflation. Payroll and payroll benefits (including stock compensation) accounted for 76% of all SG&A expenses in this year’s and last year’s first quarter. The remaining increase in SG&A expenses was due largely to a $3.3 million reserve related to the relocation of our home office and increased credit transaction fees of $2.3 million driven by increased merchandise and gasoline sales.

Preopening expenses were $2.0 million in this year’s first quarter versus $1.6 million in last year’s first quarter. This increase reflected the timing of new club openings. We opened one new club in this year’s first quarter in Quincy, Massachusetts, and expect to open two clubs in the second quarter, including one relocation. No new clubs were opened in last year’s first quarter but spending had commenced on three new clubs that opened in the second quarter.

Our income tax provision was 40.7% of pretax income from continuing operations in this year’s first quarter versus 40.6% in last year’s first quarter. We expect our income tax rate to be approximately 40.7% for the year.

Income from continuing operations was $26.2 million, or $0.49 per diluted share, in this year’s first quarter versus $24.4 million, or $0.45 per diluted share, in last year’s comparable period. Loss from discontinued operations (net of income tax benefit), which consisted primarily of accretion charges, was $0.1 million in the first quarter of both this year and last year.

Net income for the first quarter was $26.1 million, or $0.49 per diluted share, this year versus $24.3 million, or $0.45 per diluted share, last year. These results reflect a 7% increase in net income and a 9% increase in diluted earnings per share versus the prior year.

The Company operated 188 clubs on May 1, 2010 versus 180 clubs on May 2, 2009.

Seasonality

Our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Liquidity and Capital Resources

Net cash provided by operating activities was $47.0 million in the first quarter of 2010 versus $71.2 million in the first quarter of 2009. The decrease was driven by higher bonus payments, increased payments for income taxes, a partial payment related to settlement of our wage and hour litigation, and growth in accounts receivable due to increased sales. These items were partially offset by improved inventory turns, which drove a favorable change in merchandise inventories, net of accounts payable.

Cash provided by changes in merchandise inventories, net of accounts payable, increased by $26.4 million in this year’s first quarter versus an increase of $9.4 million in last year’s comparable period. Our inventory levels were well controlled at the end of the quarter with average inventory per club increasing only 1.1% versus last year as compared to our merchandise comparable club sales of 4.2%. The ratio of accounts payable to merchandise inventories was 73.5% at the end of this year’s quarter versus 70.3% at the end of last year’s first quarter. This increase reflected faster inventory turns and exceptional inventory management.

Cash expended for property additions was $38.6 million in this year’s first quarter versus $46.6 million in last year’s comparable period. The decrease was due to the timing of new club openings, club renovations and IT projects. One new club was opened in this year’s first quarter and two clubs are expected to open in the second quarter, including one club relocation. No new clubs were opened in last year’s first quarter but spending had commenced on three new clubs that opened in the second quarter. Our full-year capital expenditures are expected to total approximately $215 million to $235 million in 2010, based on plans to open seven more clubs, including one relocation, and increase spending on IT projects. The timing of actual openings and the amount of related expenditures could vary from the estimates above due, among other things, to the complexity of the real estate development process. Spending on IT projects could vary due to the complexity of the projects and the availability of resources needed to complete the projects.

During this year’s first quarter, we repurchased 122,800 shares of our common stock for $4.2 million. In last year’s first quarter, we repurchased 1,880,600 shares of our common stock for $55.6 million. These amounts are lower than the stock repurchase amounts reported in the statement of cash flows by $5.0 million and $14.8 million in 2010 and 2009, respectively, due to transactions that had not settled at the beginning of each quarter. On March 29, 2010, we announced that the Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s common stock. As of May 1, 2010, our remaining repurchase authorization from the Board of Directors was $272.0 million.

We have a $200 million unsecured credit agreement with a group of banks which expires October 30, 2012. The agreement includes a $50 million sub-facility for letters of credit, of which no amount was outstanding at May 1, 2010. See Note 8 in Notes to Consolidated Financial Statements for further details on the credit agreement.

In addition to the credit agreement, we maintain a $25 million uncommitted credit line for short-term borrowings. We also maintain two separate facilities totaling $72 million for letters of credit, primarily to support the purchase of inventories, of which $18.8 million was outstanding at May 1, 2010.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at May 1, 2010 or January 30, 2010. There was $35.0 million outstanding under our previous bank credit agreement at May 2, 2009.

Cash and cash equivalents totaled $63.6 million as of May 1, 2010. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations and anticipated capital expenditures through the term of our credit agreement. However, we may from time to time seek to obtain additional financing.

Lease Obligations

During the third quarter of 2002, we established reserves for our liabilities related to leases for three closed BJ’s clubs. Since the closings, we have settled two of the three leases. Our reserve of $6.8 million as of May 1, 2010 is based on the present value of our rent liability under the lease for the remaining club, including real estate taxes and common area maintenance charges, reduced by estimated future income from subleasing the property. An annual discount rate of 6% was used to calculate the present value of the obligation.

In 2006, we established reserves for our liabilities related to leases for the two ProFoods clubs which closed in the fourth quarter. Our reserve of $2.9 million as of May 1, 2010 is based on the present value of rent liabilities under the remaining lease, including estimated real estate taxes and common area maintenance charges, reduced by estimated future income from potential subleasing of the property. An annual discount rate of 6% was used to calculate the present value of the obligation.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $15.3 million at May 1, 2010.

In this year’s first quarter, we established a reserve of $3.3 million for our current home office lease obligations related to the relocation of our home office. The reserve is based on the present value of rent liabilities under the remaining leases, including estimated real estate taxes and common area maintenance charges. An annual discount rate of 6% was used to calculate the present value of the obligation.

Legal Matters

In November 2008, BJ’s was sued in the United States District Court for the District of Massachusetts (“the court”) in a purported class action brought on behalf of “current and former department and other assistant managers,” in which plaintiffs principally alleged that they had not been compensated for overtime work as required under federal and Massachusetts law (See Note 6 in Notes to Consolidated Financial Statements for additional information.) In last year’s third quarter, we recorded a pretax charge of $11.7 million in connection with a proposal to settle this claim and related payments. In this year’s first quarter, we paid $9.2 million into a settlement fund and $0.1 million in legal fees and are awaiting a final approval from the court before all claims and related payments are made. As of May 1, 2010, the remaining reserve for related payments in this matter was $2.4 million. While the ultimate outcome of the claims paid could differ from what we have recorded, the difference is not expected to have a material impact on our consolidated financial position or liquidity.

Cautionary Note Regarding Forward-Looking Statements

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club openings, expected provision for income taxes, BJ’s reserve for the wage and hour settlement, lease obligations in connection with closed BJ’s and ProFoods clubs, and other information with respect to our plans and strategies, including those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, levels of gasoline profitability; levels of customer demand; economic and weather conditions; the rate of inflation or deflation; federal, state and local regulation in the Company’s markets; federal budgetary and tax policy; litigation; activities by organized labor; competitive conditions; our success in settling lease obligations for closed clubs; and progress associated with the implementation of technology initiatives. Each of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

We believe that our potential exposure to market risk as of May 1, 2010 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or uncommitted credit line at May 1, 2010. We held no derivatives at May 1, 2010.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 1, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of May 1, 2010, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended May 1, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

Discussions of the wage and hour settlement appear in Part I of this Form 10-Q and are incorporated herein by reference.

Item 1A – Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in Part I – Item 1A of BJ’s Annual Report on Form 10-K for the year ended January 30, 2010. There have been no material changes from the risk factors previously disclosed in BJ’s Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In twelve separate authorizations beginning August 26, 1998, with the most recent authorization being announced on March 29, 2010 for an additional $200 million, the Board of Directors has authorized a total of $1.35 billion of common stock repurchases. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through May 1, 2010, we have repurchased approximately 34.6 million shares for a total of $1.08 billion, leaving a remaining authorization of $272.0 million.

The following table summarizes our share repurchase activity in the quarter ended May 1, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
				(In Thousands)
Jan. 31 – Feb. 27	122,800	$33.95	122,800	$71,951
Feb. 28 – Apr. 3	—	—	—	271,951
Apr. 4 – May 1	—	—	—	271,951

Total for the quarter	122,800	$33.95	122,800	$271,951

(1)	Not included in the table above are 25,587 shares tendered to us at an average per share price of $34.04 by employees who vested in restricted stock and used shares to satisfy tax withholding obligations. The number of shares required to be surrendered was determined using the closing price of our common stock on the day before the vesting date.

Item 6 – Exhibits

3.1	By-Laws, as amended (1)

10.1	BJ’s Wholesale Club, Inc. Amended and Restated 2007 Stock Incentive Plan (2)

10.2	Amendment to Change of Control Severance Agreement dated as of March 25, 2010 with Laura J. Sen

10.3	Amendment to Change of Control Severance Agreement dated as of March 25, 2010 with Frank D. Forward

10.4	Amendment to Change of Control Severance Agreement dated as of March 25, 2010 with Thomas F. Gallagher

10.5	Amendment to Change of Control Severance Agreement dated as of March 25, 2010 with Lon F. Povich

10.6	Amendment to Change of Control Severance Agreement dated as of March 25, 2010 with Christina M. Neppl-Totino

31.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 as filed on May 25, 2010 (Commission File No. 333-167071)
(2)	Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement as filed on April 16, 2010 (Commission File No. 001-13143)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC. (Registrant)

Date: May 28, 2010	/s/ LAURA J. SEN
Laura J. Sen
President and Chief Executive Officer (Principal Executive Officer)

Date: May 28, 2010	/s/ FRANK D. FORWARD
Frank D. Forward
Executive Vice President and Chief Financial Officer (Principal Financial Officer)