Form 10-Q
period 2010-07-31
BJS WHOLESALE CLUB INC
filed 2010-09-09
CIK 1037461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended July 31, 2010

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

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

The number of shares of the Registrant’s common stock outstanding as of August 27, 2010: 54,577,883

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	July 31, 2010	August 1, 2009
	(Dollars in Thousands except Per Share Amounts)
Net sales	$2,722,079	$2,507,010
Membership fees	48,106	45,255
Other revenues	15,192	13,869

Total revenues	2,785,377	2,566,134

Cost of sales, including buying and occupancy costs	2,485,593	2,287,413
Selling, general and administrative expenses	236,377	215,675
Preopening expenses	2,970	3,793

Operating income	60,437	59,253
Interest expense, net	(372)	(116)

Income from continuing operations before income taxes	60,065	59,137
Provision for income taxes	24,188	23,981

Income from continuing operations	35,877	35,156
Loss from discontinued operations, net of income tax benefit of $65 and $72, respectively	(97)	(106)

Net income	$35,780	$35,050

Basic earnings per share:
Income from continuing operations	$0.68	$0.66
Loss from discontinued operations	—	(0.01)

Net income	$0.68	$0.65

Diluted earnings per share:
Income from continuing operations	$0.67	$0.64
Loss from discontinued operations	—	—

Net income	$0.67	$0.64

Number of common shares for earnings per share computations:
Basic	52,684,819	53,608,984
Diluted	53,673,063	54,577,519

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
	(Dollars in Thousands except Per Share Amounts)
Net sales	$5,271,040	$4,765,608
Membership fees	95,088	89,642
Other revenues	27,363	24,855

Total revenues	5,393,491	4,880,105

Cost of sales, including buying and occupancy costs	4,817,499	4,353,455
Selling, general and administrative expenses	466,243	420,807
Preopening expenses	4,924	5,362

Operating income	104,825	100,481
Interest expense, net	(599)	(251)

Income from continuing operations before income taxes	104,226	100,230
Provision for income taxes	42,162	40,665

Income from continuing operations	62,064	59,565
Loss from discontinued operations, net of income tax benefit of $133	(195)	(194)

Net income	$61,869	$59,371

Basic earnings per share:
Income from continuing operations	$1.19	$1.11
Loss from discontinued operations	(0.01)	—

Net income	$1.18	$1.11

Diluted earnings per share:
Income from continuing operations	$1.16	$1.09
Loss from discontinued operations	—	—

Net income	$1.16	$1.09

Number of common shares for earnings per share computations:
Basic	52,334,684	53,590,792
Diluted	53,519,954	54,551,503

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2010	January 30, 2010	August 1, 2009
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$85,065	$58,752	$37,006
Accounts receivable, net	132,114	128,137	115,607
Merchandise inventories	924,226	930,289	889,828
Current deferred income taxes	16,902	18,252	13,192
Prepaid expenses	34,660	37,197	28,018

Total current assets	1,192,967	1,172,627	1,083,651

Property at cost:
Land and buildings	715,698	694,136	689,750
Leasehold costs and improvements	233,249	229,915	222,990
Furniture, fixtures and equipment	649,473	599,949	555,308

	1,598,420	1,524,000	1,468,048
Less: accumulated depreciation and amortization	620,431	562,159	540,674

	977,989	961,841	927,374
Deferred income taxes	10,185	10,762	11,057
Other assets	25,363	26,066	23,685

Total assets	$2,206,504	$2,171,296	$2,045,767

LIABILITIES
Current liabilities:
Current installments of long-term debt	$630	$608	$587
Accounts payable	660,281	665,907	626,865
Accrued expenses and other current liabilities	293,207	318,897	278,239
Accrued federal and state income taxes	53	18,980	8,773
Closed store lease obligations due within one year	1,664	1,687	1,748

Total current liabilities	955,835	1,006,079	916,212

Long-term debt, less portion due within one year	220	540	849
Noncurrent closed store lease obligations	7,620	8,291	8,852
Other noncurrent liabilities	140,393	130,833	119,968
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $0.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	235,699	224,206	212,902
Retained earnings	1,498,053	1,455,332	1,383,307
Accumulated other comprehensive loss	(773)	(773)	(270)
Treasury stock, at cost, 19,843,191, 20,616,431 and 18,901,348 shares, respectively	(631,287)	(653,956)	(596,797)

Total stockholders’ equity	1,102,436	1,025,553	999,886

Total liabilities and stockholders’ equity	$2,206,504	$2,171,296	$2,045,767

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$61,869	$59,371
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for closing and impairment costs	2,324	135
Depreciation and amortization of property	61,298	54,541
Loss on property disposals	199	78
Other noncash items, net	(5)	693
Share-based compensation expense	10,039	10,583
Deferred income taxes	1,927	2,353
Excess tax benefit from exercise of stock options	(1,469)	(988)
Tax benefit from share-based compensation	1,454	1,346
Increase (decrease) in cash due to changes in:
Accounts receivable	(3,977)	8,891
Merchandise inventories	6,063	(30,308)
Prepaid expenses	2,537	(654)
Other assets	703	(1,375)
Accounts payable	311	37,755
Changes in book overdrafts	(5,937)	5,743
Accrued expenses	(23,834)	(3,187)
Accrued income taxes	(18,927)	(4,715)
Closed store lease obligations	(956)	(815)
Other noncurrent liabilities	9,157	(2,382)

Net cash provided by operating activities	102,776	137,065

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(76,439)	(87,486)
Proceeds from property disposals	43	—
Purchase of marketable securities	(898)	(436)
Sale of marketable securities	1,159	31

Net cash used in investing activities	(76,135)	(87,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit from exercise of stock options	1,469	988
Borrowing of short-term debt	—	—
Repayment of long-term debt	(298)	(279)
Proceeds from issuance of common stock	17,358	7,955
Purchase of treasury stock	(18,857)	(71,989)

Net cash used in financing activities	(328)	(63,325)

Net increase (decrease) in cash and cash equivalents	26,313	(14,151)
Cash and cash equivalents at beginning of year	58,752	51,157

Cash and cash equivalents at end of period	$85,065	$37,006

Supplemental cash flow information:
Treasury stock issued for compensation plans	$19,419	$18,173
Treasury shares surrendered upon vesting of restricted stock	$9,667	$1,598

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
				(In Thousands)
Balance, January 31, 2009	74,410	$744	$200,973	$1,344,268	$(270)	(17,872)	$(567,860)	$977,855
Net income	—	—	—	59,371	—	—	—	59,371
Issuance of common stock	—	—	1,346	(20,332)	—	896	28,287	9,301
Purchase of treasury stock	—	—	—	—	—	(1,925)	(57,224)	(57,224)
Stock compensation expense	—	—	10,583	—	—	—	—	10,583

Balance, August 1, 2009	74,410	$744	$212,902	$1,383,307	$(270)	(18,901)	$(596,797)	$999,886
Balance, January 30, 2010	74,410	$744	$224,206	$1,455,332	$(773)	(20,616)	$(653,956)	$1,025,553
Net income	—	—	—	61,869	—	—	—	61,869
Issuance of common stock	—	—	1,454	(19,148)	—	1,149	36,506	18,812
Purchase of treasury stock	—	—	—	—	—	(376)	(13,837)	(13,837)
Stock compensation expense	—	—	10,039	—	—	—	—	10,039

Balance, July 31, 2010	74,410	$744	$235,699	$1,498,053	$(773)	(19,843)	$(631,287)	$1,102,436

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

During the second quarter of 2010, we identified errors in our accounting for ground leases. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of these errors on prior period reported results and concluded that the errors were not material to any of our prior period financial statements. We also concluded that had the errors been corrected in our financial statements for the period ended July 31, 2010, the impact of such an adjustment would have been material to our financial statements for that period. As such, in accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the financial statements for the prior periods presented have been revised as follows. This non-cash revision does not impact our revenues or cash flows for any prior period.

	January 30, 2010			August 1, 2009
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Deferred income taxes	$5,553	$5,209	$10,762	$6,404	$4,653	$11,057
Total assets	2,166,087	5,209	2,171,296	2,041,114	4,653	2,045,767
Other noncurrent liabilities	117,810	13,023	130,833	108,336	11,632	119,968
Retained earnings	1,463,146	(7,814)	1,455,332	1,390,286	(6,979)	1,383,307
Total stockholders’ equity	1,033,367	(7,814)	1,025,553	1,006,865	(6,979)	999,886
Total liabilities and stockholders’ equity	$2,166,087	$5,209	$2,171,296	$2,041,114	$4,653	$2,045,767

	Thirteen Weeks Ended August 1, 2009			Twenty-Six Weeks Ended August 1, 2009
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cost of sales, including buying and occupancy costs	$2,287,388	$25	$2,287,413	$4,353,405	$50	$4,353,455
Operating income	59,278	(25)	59,253	100,531	(50)	100,481
Provision for income taxes	23,991	(10)	23,981	40,685	(20)	40,665
Income from continuing operations	35,171	(15)	35,156	59,595	(30)	59,565
Net income	$35,065	$(15)	$35,050	$59,401	$(30)	$59,371

Basic earnings per share
Net Income	$0.65	$(0.00)	$0.65	$1.11	$(0.00)	$1.11

Diluted earnings per share
Net Income	$0.64	$(0.00)	$0.64	$1.09	$(0.00)	$1.09

Our results for the quarter and six months ended July 31, 2010 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

2. Stock Incentive Plans

We granted 601,909 restricted shares in this year’s second quarter and 611,909 restricted shares in this year’s first six months. Last year, we granted 528,635 restricted shares in the second quarter and 575,447 restricted shares in the first six months. No stock options were granted in any of these periods.

Presented below is information regarding pretax share-based compensation for this year’s and last year’s second quarters and for this year’s and last year’s first six months:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	Aug. 1, 2009	July 31, 2010	Aug. 1, 2009
	(Dollars in Thousands)		(Dollars in Thousands)
Stock option expense	$215	$496	$498	$1,387
Restricted stock expense	4,479	5,237	9,541	9,196

Total	$4,694	$5,733	$10,039	$10,583

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Interest

The components of interest expense, net were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	Aug. 1, 2009	July 31, 2010	Aug. 1, 2009
	(Dollars in Thousands)		(Dollars in Thousands)
Interest income	$—	$—	$83	$—
Capitalized interest	30	40	126	117
Interest expense on debt	(402)	(156)	(808)	(368)

Interest expense, net	$(372)	$(116)	$(599)	$(251)

Interest expense on debt includes an annual commitment fee on our unsecured credit agreement. Refer to Note 8 for further information.

4. Earnings Per Share

The following details the calculation of earnings per share from continuing operations for the periods presented below (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	Aug. 1, 2009	July 31, 2010	Aug. 1, 2009
Income from continuing operations	$35,877	$35,156	$62,064	$59,565

Weighted-average number of common shares outstanding, used for basic computation	52,685	53,609	52,335	53,591
Plus: Incremental shares from assumed conversion of stock options and restricted stock	988	969	1,185	961

Weighted-average number of common and dilutive potential shares outstanding	53,673	54,578	53,520	54,552

Basic earnings per share	$0.68	$0.66	$1.19	$1.11

Diluted earnings per share	$0.67	$0.64	$1.16	$1.09

The following stock options and restricted share amounts were not included in the computation of diluted earnings per share for the periods presented because their effect would have been antidilutive:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	Aug. 1, 2009	July 31, 2010	Aug. 1, 2009
Stock options	69,000	523,000	113,000	527,000
Restricted stock	—	360,000	5,000	197,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Discontinued Operations

The following tables summarize the activity for the six months ended July 31, 2010 and August 1, 2009 associated with our discontinued operations, which consist of our closing of both ProFoods clubs in January 2007, three BJ’s clubs in 2002 and one BJ’s club in 2008 (dollars in thousands):

	Discontinued Operations
	Liabilities January 30, 2010	Increases	Reductions	Liabilities July 31, 2010	Cumulative Charges To Date
ProFoods clubs	$2,952	$79	$(316)	$2,715	$22,448
BJ’s clubs - 2002	7,026	183	(640)	6,569	27,081

Total	$9,978	$262	$(956)	$9,284	$49,529

Current portion	$1,687			$1,664
Long-term portion	8,291			7,620

Total	$9,978			$9,284

	Discontinued Operations
	Liabilities January 31, 2009	Increases	Reductions	Liabilities August 1, 2009
ProFoods clubs	$3,153	$87	$(229)	$3,011
BJ’s clubs - 2002	7,825	210	(541)	7,494
BJ’s club - 2008	50	—	(50)	—

Total	$11,028	$297	$(820)	$10,505

Current portion	$1,692			$1,653
Long-term portion	9,336			8,852

Total	$11,028			$10,505

Closure of ProFoods

Both ProFoods clubs were closed in the fourth quarter ended February 3, 2007. We recorded a charge of $25.7 million to close these clubs, which included lease obligation costs of $8.8 million. We have since settled one of the leases and subleased the other for a portion of its remaining lease term. The reserve at July 31, 2010 was related to the lease obligations for the remaining club. Increases to the reserve in this year’s and last year’s first six months consisted of interest accretion charges and reductions consisted of lease obligation payments.

2002 Closure of Three BJ’s Locations

On November 9, 2002, we closed both of our clubs in the Columbus, Ohio, market and a club in North Dade, Florida. We have since settled two of the three leases. The reserve at July 31, 2010 was related to the lease obligations for the remaining closed club. Increases to the reserve in this year’s and last year’s first six months consisted of interest accretion charges and reductions to the reserve consisted of lease obligation payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

6. 2009 Wage and Hour Settlement

In November 2008, BJ’s was sued in the United States District Court for the District of Massachusetts (“the court”) in a purported class action brought on behalf of “current and former department and other assistant managers,” in which plaintiffs principally alleged that they had not been compensated for overtime work as required under federal and Massachusetts law (Caissie v. BJ’s Wholesale Club., Case No. 3:08cv30220).

In the third quarter of 2009, we recorded a pretax charge in selling, general and administrative expenses of $11.7 million in connection with a proposed settlement of this claim and related payments. Under the settlement, approved by the court on June 24, 2010, certain current and former mid-level managers will be eligible to receive payments to compensate them for particular hours worked in prior years. The settlement of the lawsuit is not an admission by us of any wrongdoing. In this year’s first six months, we paid $9.2 million into a settlement fund and approximately $0.1 million in related legal fees. As of July 31, 2010, the remaining reserve for related payments in this matter was $2.4 million. We expect a final resolution of this matter by the end of the fiscal year. While the ultimate outcome of the claims paid could differ from what we have recorded, the difference is not expected to have a material impact on our consolidated financial position or liquidity.

7. Postretirement Medical Benefits

Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	Aug. 1, 2009	July 31, 2010	Aug. 1, 2009
	(Dollars in Thousands)		(Dollars in Thousands)
Service cost	$207	$172	$414	$344
Interest cost	120	121	241	242
Amortization of net loss	10	—	20	—

Net periodic benefit cost	$337	$293	$675	$586

8. Credit Facilities

We have a $200.0 million unsecured credit agreement with a group of banks which expires October 30, 2012. The agreement includes a $50.0 million sub-facility for letters of credit. We are required to pay an annual commitment fee which is currently 0.375% of the amount by which the total commitment exceeds the total outstanding balance. Interest on borrowings is payable at BJ’s option either at (a) the LIBOR rate plus a margin which is currently 2.75% or (b) a floating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate equal to a margin which is currently 1.75%, plus the highest of (i) the sum of the Federal Funds Effective Rate plus 0.50%, (ii) the agent bank’s prime rate or (iii) the one-month LIBOR rate plus 1.0%. The commitment fee, the LIBOR margin and the floating rate margin are subject to change based upon our adjusted leverage ratio as defined in the agreement.

The agreement contains financial covenants which require a minimum fixed charge coverage ratio and a maximum adjusted leverage ratio. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at July 31, 2010.

In addition to the credit agreement, we maintain a $25.0 million uncommitted credit line for short-term borrowings. We also maintain two separate facilities totaling $72.0 million for letters of credit, primarily to support the purchase of inventories, of which $39.6 million was outstanding at July 31, 2010.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at July 31, 2010, January 30, 2010 or August 1, 2009.

9. Capital Stock

Treasury Stock Repurchases

During this year’s first six months, we repurchased 122,800 shares of our common stock for $4.2 million, all of which was purchased in the first quarter. In last year’s first six months, we repurchased 1,880,600 shares of our common stock for $55.6 million. As of July 31, 2010, our remaining repurchase authorization from the Board of Directors was $272.0 million.

Treasury Shares Acquired on Restricted Stock Awards

In addition to the above repurchases, upon the vesting of certain restricted stock awards, 253,088 shares in this year’s first six months and 44,038 shares in last year’s first six months were reacquired to satisfy employees’ tax withholding obligations. In 2010, these reacquired shares were recorded as an additional $9.7 million of treasury stock and accordingly, reduced the number of common shares outstanding by 253,088 shares. In last year’s first six months, the reacquired shares were recorded as an additional $1.6 million of treasury stock and accordingly, reduced the number of common shares outstanding by 44,038 shares.

Total treasury stock purchases were lower than the amounts reported in the statement of cash flows by $5.0 million and $14.8 million in 2010 and 2009, respectively, due to stock repurchases that had not settled at the beginning of each year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Reclassification

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. Cash remitted to taxing authorities on behalf of employees who vested in restricted stock awards and who used shares to satisfy their tax obligations has been reclassified from an operating activity to a financing activity on the Consolidated Statements of Cash Flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Thirteen Weeks (Second Quarter) and Twenty-Six Weeks (Six Months) Ended July 31, 2010 versus Thirteen and Twenty-Six Weeks Ended August 1, 2009

During the second quarter of 2010, we identified errors in our accounting for ground leases. These misstatements impact the rent expense we have reported in periods prior to the current fiscal year, but have no cash flow impact. Accordingly, we have revised our prior period financial statements to correct these errors. See our discussion below under “Lease Obligations” for further details.

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

Overview

Key items for the second quarter of 2010 as compared to the second quarter of 2009 include the following:

•	Net sales increased 8.6% to $2.72 billion, driven by a 4.4% increase in comparable club sales.

•	Merchandise comparable club sales increased 2.9%, driven by strong sales of perishables and strong customer count.

•

Sales and margin results faced pressure from a very challenging economic and competitive environment. Large format retailers and supermarkets lowered prices on certain non-edible consumables and perishables to protect their market share. In response, we made a strategic decision to lower our prices on many of those items in order to drive customer count and continue to grow our market share.

•	Membership fee income increased 6.3%, driven by new membership sign-ups, strong renewals and increased penetration of BJ’s Rewards Membership program.

•	Merchandise margins, excluding gasoline, increased 12 basis points despite the pricing adjustments made in response to competitive pressures.

•	Selling, general and administrative (“SG&A”) expenses increased 9.6% due mainly to investments in club payroll, club remodels and technology.

•	Technology costs increased by approximately $4.1 million.

•	Net income in 2010 increased to $35.8 million, or $0.67 per diluted share, compared to $35.1 million, or $0.64 per diluted share, in 2009.

•	Cash and cash equivalents totaled $85.1 million at the end of the quarter compared to $37.0 million at the end of last year’s second quarter.

•	Cash provided by operating activities was $102.8 million in this year’s first six months versus $137.1 million in last year’s first six months.

•	The ratio of accounts payable to merchandise inventories increased to 71.4% at the end of the quarter versus 70.4% at the end of last year’s second quarter.

Results of Operations

Net sales for the quarter ended July 31, 2010 increased 8.6% to $2.72 billion from $2.51 billion reported in last year’s second quarter. The increase was driven in equal measure by a 4.4% increase in comparable club sales and sales from nine new clubs opened since the beginning of last year’s second quarter. The increase in comparable club sales includes a favorable impact from gasoline sales of 1.5%. Gasoline sales were approximately 20% higher than last year’s second quarter, driven by an approximate 10% increase in the average retail price of gasoline and an approximate 9% increase in gallons sold.

Net sales for the six months ended July 31, 2010 totaled $5.27 billion, an increase of 10.6% compared to last year’s first six months. The increase was driven primarily by a 6.0% increase in comparable club sales, which represented approximately 56% of the increase, and the remainder from new clubs’ sales. The increase in comparable club sales included a favorable impact from gasoline sales of 2.5%. Gasoline sales were approximately 34% higher than last year’s first six months due to an approximate 23% increase in the average retail price of gasoline and an approximate 9% increase in gallons sold.

	Thirteen Weeks Ended July 31, 2010	Twenty-Six Weeks Ended July 31, 2010
Comparable club sales increase	4.4%	6.0%
Impact of gasoline sales	(1.5%)	(2.5%)

Merchandise comparable club sales	2.9%	3.5%

Merchandise comparable club sales increased 2.9% and 3.5% in this year’s second quarter and first six months, respectively. We estimate that new competition and cannibalization negatively impacted our merchandise comparable club sales by approximately 1.8% in the second quarter, which was slightly higher than the first quarter’s estimated impact of 1.6%. We estimate that the impact of inflation and deflation had no significant effect on our second quarter merchandise sales as compared to an estimated unfavorable impact of 0.5% to 1.0% in the first quarter.

On a comparable club basis, food sales increased by approximately 5% in this year’s second quarter and first six months, while general merchandise sales were essentially flat in both periods. Food accounted for approximately 67% of comparable merchandise sales in this year’s second quarter versus 65% in last year’s second quarter. For the six month period, food accounted for approximately 66% of comparable merchandise sales this year versus 65% last year. Strong comparable sales in perishables of 8% in this year’s second quarter and first six months drove the increases in food sales. We expect this trend of strong perishable sales to continue for the foreseeable future.

Stronger performing departments compared to last year’s second quarter included produce, juices, dairy, meat, frozen foods, major appliances, milk, water, cigarettes, prepared foods, small appliances and seasonal. Weaker performing departments compared to last year’s second quarter included televisions, paper products, health and beauty aids, household chemicals, computer equipment, coffee and pre-recorded video. Comparable sales of televisions were approximately 25% below last year’s second quarter which unfavorably affected merchandise comparable sales by approximately 0.7%.

Excluding sales of gasoline, customer count on a comparable club basis increased by approximately 4% in this year’s second quarter and first six months, in part, due to our continued focus on our perishable food business, which drives more frequent trips by our members. The average transaction amount by the same measure decreased by approximately 1% in this year’s second quarter and six months. Lower television sales had an unfavorable impact of approximately 0.7% on the average transaction amount in the second quarter.

Membership fee income was $48.1 million in this year’s second quarter versus $45.3 million in last year’s comparable period, a 6.3% increase. For the year-to-date period, membership fee income was $95.1 million this year compared to $89.6 million last year, a 6.1% increase. The increases for both periods reflect the benefit from membership sign-ups at new clubs, strong renewal rates in comparable clubs and an increase in Rewards memberships. As a result of our increased focus in this area, Rewards memberships at the end of this year’s second quarter increased by approximately 49% versus last year. They also accounted for 7% of our primary members versus 5% last year and approximately 16% of our merchandise sales versus approximately 12% last year.

Other revenues were $15.2 million in this year’s second quarter versus $13.9 million in last year’s second quarter, a 9.5% increase. This increase was driven by tire installation revenue, commissions from our third-party optical services provider and propane sales. For the year-to-date period, other revenues were $27.4 million this year compared to $24.9 million last year, a 10.1% increase, due mainly to growth in food court revenue, tire installation revenue and commissions from our third-party optical services provider.

Cost of sales, including buying and occupancy costs was 91.31% of net sales in this year’s second quarter versus 91.24% in last year’s second quarter. The increase of seven basis points reflects the unfavorable mix impact of strong sales of low margin gasoline, worth approximately 13 basis points, and de-leveraging of buying and occupancy costs of approximately seven basis points, partially offset by improved merchandise margins of approximately 12 basis points.

Merchandise margins increased principally due to a favorable sales mix of high margin seasonal merchandise. In last year’s second quarter, sales of seasonal merchandise were hurt by cold and rainy weather. The margin increase was partially offset by the impact of lowering prices on certain perishable and non-edible consumable items to remain competitive with large format retailers and supermarket chains. As our competitors lowered prices on these items to maintain market share, we responded with similar price reductions. Due to the challenging economy and weak consumer spending, we expect our competitors will continue to be aggressive on their pricing in the second half of the year.

Year-to-date cost of sales, including buying and occupancy costs was 91.40% of net sales this year versus 91.35% last year. The increase of five basis points was driven by favorable merchandise margins of approximately eight basis points and leveraging of buying and occupancy costs of approximately four basis points, offset by strong sales of low margin gasoline of approximately 16 basis points. For the year-to-date period, buying and occupancy costs benefitted from lower utilities costs, due to favorable energy rates, which partially offset increased occupancy expense from new club openings, higher depreciation costs and higher repairs and maintenance costs. Merchandise margins were favorable due to strong sales of high margin merchandise, including seasonal items, partially offset by the pricing adjustments mentioned above and the cycling of unusually high perishable margins in last year’s first quarter.

SG&A expenses were 8.68% of net sales in this year’s second quarter versus 8.60% in last year’s comparable period. Year-to-date, SG&A expenses were 8.85% of net sales this year versus 8.83% last year. The increases for both periods were driven largely by increases in payroll and professional services, including club remodels and, partially offset by decreases in bonus expense. The increase in the second quarter was higher than the year-to-date period due to less sales leveraging as our net sales increase moderated from the first quarter increase.

Total SG&A expenses for the second quarter increased by $20.7 million, or 9.6%, from last year’s second quarter. Payroll and payroll benefits (including stock compensation) increased $14.0 million over last year’s second quarter, driven by increases in both club and home office payroll. The increase in club payroll was due to a combination of new club openings and strategic investments in existing clubs to drive perishable sales. The increase in home office payroll was primarily due to increased spending on our technology initiatives. Payroll and payroll benefits (including stock compensation) accounted for 76% of all SG&A expenses in this year’s second quarter compared to 77% in last year’s second quarter. The remaining increase in SG&A expenses was due largely to increased spending on professional services and increased credit card transaction fees, partially offset by a decrease in bonus expense.

For the year-to-date period, total SG&A expenses rose by $45.4 million, or 10.8%, driven largely by the same factors as mentioned above. Payroll and payroll benefits (including stock compensation) accounted for 76% of SG&A expenses in this year’s first six months compared to 77% in last year’s first six months.

Preopening expenses were $3.0 million in this year’s second quarter versus $3.8 million in last year’s second quarter. Year-to-date, preopening expenses totaled $4.9 million this year versus $5.4 million last year. We opened two new clubs, including one relocation, in this year’s second quarter and one new club in this year’s first quarter. In last year’s first six months, we opened three new clubs, all in the second quarter, and recorded pre-opening expense on one club that opened in the beginning of the third quarter. One of the new club openings in this year’s second quarter and two of our expected second half club openings are subject to ground leases versus none in the prior year. On clubs subject to ground leases, we recognize preopening rent when we take possession of the property, which is several months before the actual club opening.

Our income tax provision was 40.3% and 40.5% of pretax income from continuing operations in this year’s second quarter and first six months, respectively. Our income tax provision was 40.6% of pretax income from continuing operations in both periods last year. We expect our income tax rate to be approximately 40.6% for the year.

Income from continuing operations was $35.9 million, or $0.67 per diluted share, in this year’s second quarter versus $35.2 million, or $0.64 per diluted share, in last year’s comparable period. For the first six months, income from continuing operations was $62.1 million, or $1.16 per diluted share this year versus $59.6 million, or $1.09 per diluted share last year.

Loss from discontinued operations (net of income tax benefit) was $0.1 million in this year’s and last year’s second quarter and $0.2 million in this year’s and last year’s first six months. These amounts consist primarily of accretion charges on closed store lease obligations for all periods.

Net income for the second quarter was $35.8 million, or $0.67 per diluted share this year versus $35.1 million, or $0.64 per diluted share last year. Year-to-date net income was $61.9 million, or $1.16 per diluted share, versus $59.4 million, or $1.09 per diluted share last year.

The Company operated 189 clubs on July 31, 2010 versus 183 clubs on August 1, 2009.

In January 2010, we opened a new club in Flushing, New York. Due to significant delays in the construction of the surrounding shopping and residential center, this club’s performance to date has been very disappointing. We expect that this club’s results will improve when construction of the center is complete.

Seasonality

Our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Liquidity and Capital Resources

Net cash provided by operating activities was $102.8 million in the first six months of 2010 versus $137.1 million in last year’s comparable period. The decrease was mainly driven by higher bonus payments, increased payments for income taxes, growth in accounts receivable principally due to credit card transactions, and a partial payment related to the settlement of our wage and hour litigation.

Cash provided by changes in merchandise inventories, net of accounts payable, increased by $6.4 million in the first six months of this year versus an increase of $7.5 million in last year’s comparable period. Due in part to strong sales of seasonal items, our inventory levels were well controlled at the end of this year’s second quarter, with average inventory per club increasing only 0.6% over last year. This was well below our merchandise comparable club sales increase of 2.9%. The ratio of accounts payable to merchandise inventories was 71.4% at the end of this year’s second quarter versus 70.4% last year. This improvement reflects our strong inventory management and faster inventory turns due, in part, to strong gasoline sales.

Cash expended for property additions was $76.4 million in this year’s first six months versus $87.5 million in last year’s comparable period. The decrease was due to the timing of new club openings. We opened two new clubs and relocated one club in this year’s first six months and expect to open two new clubs in the third quarter. In last year’s first six months, we opened three new clubs and opened a fourth club at the beginning of the third quarter. Our full-year capital expenditures are expected to total approximately $205 million to $225 million in 2010, based on plans to open six more clubs, spend approximately $50 million on IT projects and spend approximately $35 million to complete renovations on over 10% of our club chain. The timing of actual openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process. Spending on IT projects could vary due to the complexity of the projects and the availability of resources needed to complete the projects.

During this year’s first six months, we repurchased 122,800 shares of our common stock for $4.2 million, all of which was purchased in the first quarter. In last year’s first six months, we repurchased 1,880,600 shares of our common stock for $55.6 million. In addition, we acquired 253,088 shares valued at $9.7 million and 44,038 shares valued at $1.6 million in this year’s first six months and last year’s first six months, respectively, to satisfy employee’s tax withholding obligations upon the vesting of restricted stock awards. Treasury stock purchases were lower than the amounts reported in the statement of cash flows by $5.0 million and $14.8 million in 2010 and 2009, respectively, due to stock repurchases that had not settled at the beginning of each year. As of July 31, 2010, our remaining repurchase authorization from the Board of Directors was $272.0 million.

We have a $200.0 million unsecured credit agreement with a group of banks which expires October 30, 2012. The agreement includes a $50.0 million sub-facility for letters of credit, of which no amount was outstanding at July 31, 2010. See Note 8 in Notes to Consolidated Financial Statements for further details on the credit agreement.

In addition to the credit agreement, we maintain a $25.0 million uncommitted credit line for short-term borrowings. We also maintain two separate facilities totaling $72.0 million for letters of credit, primarily to support the purchase of inventories, of which $39.6 million was outstanding at July 31, 2010.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at July 31, 2010, January 30, 2010 or August 1, 2009.

Cash and cash equivalents totaled $85.1 million as of July 31, 2010. We believe that our current resources, together with anticipated cash flows from operations, will be sufficient to finance our operations and anticipated capital expenditures through the term of our credit agreement. However, we may from time to time seek to obtain additional financing.

Lease Obligations

In 2002, we established reserves for our liabilities related to leases for three closed BJ’s clubs. Since the closings, we have settled two of the three leases. Our reserve of $6.6 million as of July 31, 2010 is based on the present value of our rent liability under the lease for the remaining club, including real estate taxes and common area maintenance charges, reduced by estimated future income from subleasing the property. An annual discount rate of 6% was used to calculate the present value of the obligation.

In 2006, we established reserves for our liabilities related to leases for two ProFoods clubs that closed during the year. Our reserve of $2.7 million as of July 31, 2010 is based on the present value of rent liabilities under the remaining lease, including estimated real estate taxes and common area maintenance charges, reduced by estimated future income from subleasing the property. An annual discount rate of 6% was used to calculate the present value of the obligation.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $14.9 million at July 31, 2010.

In this year’s first quarter, we established a reserve for our current home office lease obligations related to the relocation of our home office. Our reserve of $3.3 million as of July 31, 2010 is based on the present value of rent liabilities under the remaining leases, including estimated real estate taxes and common area maintenance charges. An annual discount rate of 6% was used to calculate the present value of the obligation.

During the second quarter of 2010, we identified errors in our accounting for ground leases. In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of these errors on prior period reported results and concluded that the errors were not material to any of our prior period financial statements. We also concluded that had the errors been corrected in our financial statements for the period ended July 31, 2010, the impact of such an adjustment would have been material to our financial statements for that period. As such, in accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the financial statements for the prior periods presented have been revised as follows. This non-cash revision does not impact our revenues or cash flows for any prior period.

	January 30, 2010			August 1, 2009
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Deferred income taxes	$5,553	$5,209	$10,762	$6,404	$4,653	$11,057
Total assets	2,166,087	5,209	2,171,296	2,041,114	4,653	2,045,767
Other noncurrent liabilities	117,810	13,023	130,833	108,336	11,632	119,968
Retained earnings	1,463,146	(7,814)	1,455,332	1,390,286	(6,979)	1,383,307
Total stockholders’ equity	1,033,367	(7,814)	1,025,553	1,006,865	(6,979)	999,886
Total liabilities and stockholders’ equity	$2,166,087	$5,209	$2,171,296	$2,041,114	$4,653	$2,045,767

	Thirteen Weeks Ended August 1, 2009			Twenty-Six Weeks Ended August 1, 2009
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cost of sales, including buying and occupancy costs	$2,287,388	$25	$2,287,413	$4,353,405	$50	$4,353,455
Operating income	59,278	(25)	59,253	100,531	(50)	100,481
Provision for income taxes	23,991	(10)	23,981	40,685	(20)	40,665
Income from continuing operations	35,171	(15)	35,156	59,595	(30)	59,565
Net income	$35,065	$(15)	$35,050	$59,401	$(30)	$59,371

Basic earnings per share
Net Income	$0.65	$(0.00)	$0.65	$1.11	$(0.00)	$1.11

Diluted earnings per share
Net Income	$0.64	$(0.00)	$0.64	$1.09	$(0.00)	$1.09

Legal Matters

In November 2008, BJ’s was sued in the United States District Court for the District of Massachusetts (“the court”) in a purported class action brought on behalf of “current and former department and other assistant managers,” in which plaintiffs principally alleged that they had not been compensated for overtime work as required under federal and Massachusetts law (See Note 6 in Notes to Consolidated Financial Statements for additional information.) In last year’s third quarter, we recorded a pretax charge of $11.7 million in connection with a proposal to settle this claim and related payments. In this year’s first six months, we paid $9.2 million into a settlement fund and $0.1 million in related legal fees. As of July 31, 2010, the remaining reserve for related payments in this matter was $2.4 million. We expect a final resolution of this matter by the end of the fiscal year. While the ultimate outcome of the claims paid could differ from what we have recorded, the difference is not expected to have a material impact on our consolidated financial position or liquidity.

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

We believe that our potential exposure to market risk as of July 31, 2010 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at July 31, 2010. We held no derivatives at July 31, 2010.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of July 31, 2010, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In twelve separate authorizations beginning August 26, 1998, with the most recent authorization being announced on March 29, 2010 for an additional $200 million, the Board of Directors has authorized a total of $1.35 billion of common stock repurchases. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through July 31, 2010, we have repurchased approximately 34.6 million shares for a total of $1.08 billion, leaving a remaining authorization of $272.0 million.

There were no share repurchases under the program for the quarter ended July 31, 2010. The following activity represents shares tendered to us by employees who vested in restricted stock and used shares to satisfy their tax withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
				(In Thousands)
May 2 – May 29	225,076	$38.63	—	$271,951
May 30 – July 3	1,747	39.34	—	271,951
July 4 – July 31	678	47.01	—	271,951

Total for the quarter	227,501	$38.66	—	$271,951

(1)	The number of shares required to be surrendered was determined using the closing price of our common stock on the day before the vesting date.

Item 6 – Exhibits

10.1	Consulting Agreement dated as of May 25, 2010 with Herbert J Zarkin.

10.2	BJ’s Wholesale Club, Inc. General Deferred Compensation Plan, 2008 Amendment and Restatement.

31.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009, (ii) Consolidated Balance Sheets at July 31, 2010, January 30, 2010 and August 1, 2009, (iii) Consolidated Statements of Cash Flows for the twenty-six weeks ended July 31, 2010 and August 1, 2009, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC. (Registrant)

Date: September 9, 2010	/S/ LAURA J. SEN
Laura J. Sen
President and Chief Executive Officer (Principal Executive Officer)

Date: September 9, 2010	/S/ FRANK D. FORWARD
Frank D. Forward
Executive Vice President and Chief Financial Officer (Principal Financial Officer)