Form 10-Q
period 2010-10-30
BJS WHOLESALE CLUB INC
filed 2010-11-24
CIK 1037461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended October 30, 2010

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

The number of shares of the Registrant’s common stock outstanding as of November 12, 2010: 54,602,642

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	October 30, 2010	October 31, 2009
	(Dollars in Thousands except Per Share Amounts)

Net sales	$2,568,991	$2,450,435
Membership fees	48,698	45,949
Other revenues	13,398	12,674

Total revenues	2,631,087	2,509,058

Cost of sales, including buying and occupancy costs	2,354,395	2,245,093
Selling, general and administrative expenses	232,702	231,608
Preopening expenses	4,753	2,432

Operating income	39,237	29,925
Interest expense, net	(353)	(125)

Income from continuing operations before income taxes	38,884	29,800
Provision for income taxes	15,826	12,328

Income from continuing operations	23,058	17,472
Loss from discontinued operations, net of income tax benefit of $65 and $71, respectively	(94)	(104)

Net income	$22,964	$17,368

Basic earnings per share:
Income from continuing operations	$0.44	$0.33
Loss from discontinued operations	(0.01)	(0.01)

Net income	$0.43	$0.32

Diluted earnings per share:
Income from continuing operations	$0.43	$0.32
Loss from discontinued operations	—	—

Net income	$0.43	$0.32

Number of common shares for earnings per share computations:
Basic	52,952,724	53,756,055
Diluted	53,806,870	54,794,276

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
	(Dollars in Thousands except Per Share Amounts)
Net sales	$7,840,031	$7,216,043
Membership fees	143,786	135,591
Other revenues	40,761	37,529

Total revenues	8,024,578	7,389,163

Cost of sales, including buying and occupancy costs	7,171,894	6,598,548
Selling, general and administrative expenses	698,945	652,415
Preopening expenses	9,677	7,794

Operating income	144,062	130,406
Interest expense, net	(952)	(376)

Income from continuing operations before income taxes	143,110	130,030
Provision for income taxes	57,988	52,993

Income from continuing operations	85,122	77,037
Loss from discontinued operations, net of income tax benefit of $198 and $204, respectively	(289)	(298)

Net income	$84,833	$76,739

Basic earnings per share:
Income from continuing operations	$1.62	$1.44
Loss from discontinued operations	(0.01)	(0.01)

Net income	$1.61	$1.43

Diluted earnings per share:
Income from continuing operations	$1.59	$1.41
Loss from discontinued operations	(0.01)	(0.01)

Net income	$1.58	$1.40

Number of common shares for earnings per share computations:
Basic	52,540,697	53,645,880
Diluted	53,619,665	54,633,062

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 30, 2010	January 30, 2010	October 31, 2009
	(Dollars in Thousands)

ASSETS
Current assets:
Cash and cash equivalents	$65,809	$58,752	$55,066
Accounts receivable, net	139,337	128,137	125,644
Merchandise inventories	1,030,062	930,289	971,868
Current deferred income taxes	16,227	18,252	12,820
Prepaid expenses	38,224	37,197	43,378

Total current assets	1,289,659	1,172,627	1,208,776

Property at cost:
Land and buildings	736,212	694,136	693,824
Leasehold costs and improvements	237,590	229,915	227,260
Furniture, fixtures and equipment	632,748	599,949	598,074

	1,606,550	1,524,000	1,519,158
Less: accumulated depreciation and amortization	583,495	562,159	569,269

	1,023,055	961,841	949,889
Deferred income taxes	10,884	10,762	10,365
Other assets	25,468	26,066	26,574

Total assets	$2,349,066	$2,171,296	$2,195,604

LIABILITIES
Current liabilities:
Current installments of long-term debt	$641	$608	$597
Accounts payable	733,763	665,907	713,388
Accrued expenses and other current liabilities	326,876	318,897	318,795
Accrued federal and state income taxes	1,658	18,980	—
Closed store lease obligations due within one year	1,706	1,687	1,727

Total current liabilities	1,064,644	1,006,079	1,034,507

Long-term debt, less portion due within one year	55	540	696
Noncurrent closed store lease obligations	7,466	8,291	8,575
Other noncurrent liabilities	145,977	130,833	124,238

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $0.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	240,842	224,206	218,613
Retained earnings	1,520,282	1,455,332	1,399,902
Accumulated other comprehensive loss	(773)	(773)	(270)
Treasury stock, at cost, 19,805,599, 20,616,431 and 18,730,632 shares, respectively	(630,171)	(653,956)	(591,401)

Total stockholders’ equity	1,130,924	1,025,553	1,027,588

Total liabilities and stockholders’ equity	$2,349,066	$2,171,296	$2,195,604

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
	(Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$84,833	$76,739
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for closing and impairment costs	2,483	274
Depreciation and amortization of property	93,005	83,264
Loss on property disposals	345	239
Other noncash items, net	125	876
Share-based compensation expense	15,048	16,201
Deferred income taxes	1,903	3,417
Excess tax benefit from exercise of stock options	(1,589)	(1,036)
Tax benefit from share-based compensation	1,588	1,439
Increase (decrease) in cash due to changes in:
Accounts receivable	(11,200)	(1,146)
Merchandise inventories	(99,773)	(112,348)
Prepaid expenses	(1,027)	(5,820)
Other assets	598	(4,323)
Accounts payable	70,000	124,966
Changes in book overdrafts	(2,144)	5,055
Accrued expenses	(6,919)	29,746
Accrued federal and state income taxes	(17,322)	(23,682)
Closed store lease obligations	(1,193)	(1,220)
Other noncurrent liabilities	14,577	1,651

Net cash provided by operating activities	143,338	194,292

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(136,607)	(131,181)
Proceeds from property disposals	46	—
Purchase of marketable securities	(898)	(436)
Sale of marketable securities	1,159	31

Net cash used in investing activities	(136,300)	(131,586)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit from exercise of stock options	1,589	1,036
Repayment of long-term debt	(452)	(422)
Proceeds from issuance of common stock	18,040	12,645
Purchase of treasury stock	(19,158)	(72,056)

Net cash provided by (used in) financing activities	19	(58,797)

Net increase in cash and cash equivalents	7,057	3,909
Cash and cash equivalents at beginning of year	58,752	51,157

Cash and cash equivalents at end of period	$65,809	$55,066

Supplemental cash flow information:
Treasury stock issued for compensation plans	$20,335	$19,135
Treasury stock surrendered upon vesting of restricted stock	$9,968	$1,665

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
	(In Thousands)
Balance, January 31, 2009	74,410	$744	$200,973	$1,344,268	$(270)	(17,872)	$(567,860)	$977,855
Net income	—	—	—	76,739	—	—	—	76,739
Issuance of common stock	—	—	1,439	(21,105)	—	1,068	33,751	14,085
Purchase of treasury stock	—	—	—	—	—	(1,927)	(57,292)	(57,292)
Stock compensation expense	—	—	16,201	—	—	—	—	16,201

Balance, October 31, 2009	74,410	$744	$218,613	$1,399,902	$(270)	(18,731)	$(591,401)	$1,027,588

Balance, January 30, 2010	74,410	$744	$224,206	$1,455,332	$(773)	(20,616)	$(653,956)	1,025,553
Net income	—	—	—	84,833	—	—	—	84,833
Issuance of common stock	—	—	1,588	(19,883)	—	1,193	37,923	19,628
Purchase of treasury stock	—	—	—	—	—	(383)	(14,138)	(14,138)
Stock compensation expense	—	—	15,048	—	—	—	—	15,048

Balance, October 30, 2010	74,410	$744	$240,842	$1,520,282	$(773)	(19,806)	$(630,171)	$1,130,924

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

Our results for the quarter and nine months ended October 30, 2010 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

During the second quarter of 2010, we identified errors in our accounting for ground leases. In accordance with accounting guidance provided in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of these errors on prior period reported results and concluded that the errors were not material to any of our prior period financial statements. We also concluded that had the errors been corrected in our financial statements for the period ended July 31, 2010, the impact of such an adjustment would have been material to our financial statements for that period. As such, in accordance with accounting guidance provided in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the financial statements for the prior periods presented have been revised as follows. This non-cash revision does not impact our revenues or cash flows for any prior period.

	January 30, 2010			October 31, 2009
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Deferred income taxes	$5,553	$5,209	$10,762	$5,511	$4,854	$10,365
Total assets	2,166,087	5,209	2,171,296	2,190,750	4,854	2,195,604
Other noncurrent liabilities	117,810	13,023	130,833	112,103	12,135	124,238
Retained earnings	1,463,146	(7,814)	1,455,332	1,407,183	(7,281)	1,399,902
Total stockholders’ equity	1,033,367	(7,814)	1,025,553	1,034,869	(7,281)	1,027,588
Total liabilities and stockholders’ equity	$2,166,087	$5,209	$2,171,296	$2,190,750	$4,854	$2,195,604

	Thirteen Weeks Ended October 31, 2009			Thirty-Nine Weeks Ended October 31, 2009
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cost of sales, including buying and occupancy costs	$2,245,068	$25	$2,245,093	$6,598,473	$75	$6,598,548
Preopening expenses	1,954	478	2,432	7,316	478	7,794
Operating income	30,428	(503)	29,925	130,959	(553)	130,406
Provision for income taxes	12,529	(201)	12,328	53,214	(221)	52,993
Income from continuing operations	17,774	(302)	17,472	77,369	(332)	77,037
Net income	$17,670	$(302)	$17,368	$77,071	$(332)	$76,739

Basic earnings per share
Net Income	$0.33	$(0.01)	$0.32	$1.44	$(0.01)	$1.43

Diluted earnings per share
Net Income	$0.32	$(0.01)	$0.32	$1.41	$(0.01)	$1.40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Stock Incentive Plans

We granted 28,788 restricted shares in this year’s third quarter and 640,697 restricted shares in this year’s first nine months. No stock options were granted in either period. Last year, we granted 30,458 restricted shares in the third quarter and 605,905 restricted shares in the first nine months. We also granted 10,000 stock options in last year’s third quarter and first nine months.

Presented below is information regarding pretax share-based compensation for this year’s and last year’s third quarters and for this year’s and last year’s first nine months:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 30, 2010	Oct. 31, 2009	Oct. 30, 2010	Oct. 31, 2009
	(Dollars in Thousands)		(Dollars in Thousands)
Stock option expense	$205	$645	$703	$2,032
Restricted stock expense	4,804	4,973	14,345	14,169

Total	$5,009	$5,618	$15,048	$16,201

3. Interest

The components of interest expense, net were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 30, 2010	Oct. 31, 2009	Oct. 30, 2010	Oct. 31, 2009
	(Dollars in Thousands)		(Dollars in Thousands)
Interest income	$—	$50	$83	$50
Capitalized interest	47	—	173	117
Interest expense on debt	(400)	(175)	(1,208)	(543)

Interest expense, net	$(353)	$(125)	$(952)	$(376)

Interest expense on debt includes an annual commitment fee on our unsecured credit agreement. Refer to Note 8 for further information.

4. Earnings Per Share

The following details the calculation of earnings per share from continuing operations for the periods presented below (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 30, 2010	Oct. 31, 2009	Oct. 30, 2010	Oct. 31, 2009

Income from continuing operations	$23,058	$17,472	$85,122	$77,037

Weighted-average number of common shares outstanding, used for basic computation	52,953	53,756	52,541	53,646
Plus: Incremental shares from assumed conversion of stock options and restricted stock	854	1,038	1,079	987

Weighted-average number of common and dilutive potential shares outstanding	53,807	54,794	53,620	54,633

Basic earnings per share	$0.44	$0.33	$1.62	$1.44

Diluted earnings per share	$0.43	$0.32	$1.59	$1.41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following stock options and restricted share amounts were not included in the computation of diluted earnings per share for the periods presented because their effect would have been antidilutive (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 30, 2010	Oct. 31, 2009	Oct. 30, 2010	Oct. 31, 2009
Stock Options	64	456	69	525
Restricted Stock	10	6	3	13

5. Discontinued Operations

The following tables summarize the activity for the nine months ended October 30, 2010 and October 31, 2009 associated with our discontinued operations, which consist of the closing of both ProFoods clubs in January 2007, three BJ’s clubs in 2002 and one BJ’s club in 2008 (dollars in thousands):

	Discontinued Operations
	Liabilities January 30, 2010	Increases	Reductions	Liabilities October 30, 2010	Cumulative Charges To Date, Net
ProFoods clubs	$2,952	$117	$(249)	$2,820	$22,486
BJ’s clubs – 2002	7,026	270	(944)	6,352	27,168

Total	$9,978	$387	$(1,193)	$9,172	$49,654

Current portion	$1,687			$1,706
Noncurrent portion	8,291			7,466

Total	$9,978			$9,172

	Discontinued Operations
	Liabilities January 31, 2009	Increases	Reductions	Liabilities October 31, 2009
ProFoods clubs	$3,153	$129	$(295)	$2,987
BJ’s clubs – 2002	7,825	311	(844)	7,292
BJ’s club – 2008	50	—	(50)	—

Total	$11,028	$440	$(1,189)	$10,279

Current portion	$1,692			$1,704
Noncurrent portion	9,336			8,575

Total	$11,028			$10,279

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Closure of ProFoods

Both ProFoods clubs were closed in the fourth quarter ended February 3, 2007. We recorded a charge of $25.7 million to close these clubs, which included lease obligation costs of $8.8 million. We have since settled one of the leases, and subleased the other for a portion of its remaining lease term. The reserve at October 30, 2010 was related to the lease obligations for the remaining club. Increases to the reserve in this year’s and last year’s first nine months consist of interest accretion charges and reductions consist of lease obligation payments.

2002 Closure of Three BJ’s Locations

On November 9, 2002, we closed both of our clubs in the Columbus, Ohio, market and a club in North Dade, Florida. We have since settled two of the three related leases. The reserve at October 30, 2010 relates to the lease obligations for the remaining closed club. Increases to the reserve in this year’s and last year’s first nine months consist of interest accretion charges and reductions to the reserve consist of lease obligation payments.

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

In the third quarter of 2009, we recorded a pretax charge in selling, general and administrative expenses of $11.7 million in connection with a proposed settlement of this claim and related payments. Under the settlement, approved by the court on June 24, 2010, certain current and former mid-level managers are eligible to receive payments to compensate them for particular hours worked in prior years. The settlement of the lawsuit is not an admission by BJ’s of any wrongdoing. In this year’s first nine months, we paid $10.7 million in settlements and other expenses related to this matter and have $1.0 million reserved for future payments. By the end of the fiscal year, we expect a final resolution of this matter and the related costs. While the ultimate outcome of the claims paid could differ from what we have recorded, the difference is not expected to have a material impact on our consolidated financial position or liquidity.

7. Postretirement Medical Benefits

Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Oct. 30, 2010	Oct. 31, 2009	Oct. 30, 2010	Oct. 31, 2009
	(Dollars in Thousands)		(Dollars in Thousands)
Service cost	$207	$172	$621	$516
Interest cost	120	120	361	362
Amortization of net loss	10	—	30	—

Net periodic benefit cost	$337	$292	$1,012	$878

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Credit Facilities

We have a $200.0 million unsecured credit agreement with a group of banks which expires October 30, 2012. The agreement includes a $50.0 million sub-facility for letters of credit. We are required to pay an annual commitment fee which is currently 0.375% of the amount by which the total commitment exceeds the total outstanding balance. Interest on borrowings is payable at BJ’s option either at (a) the LIBOR rate plus a margin which is currently 2.75% or (b) a floating rate equal to a margin which is currently 1.75%, plus the highest of (i) the sum of the Federal Funds Effective Rate plus 0.50%, (ii) the agent bank’s prime rate or (iii) the one-month LIBOR rate plus 1.00%. The commitment fee, the LIBOR margin and the floating rate margin are subject to change based upon our adjusted leverage ratio as defined in the agreement.

The agreement contains financial covenants which require a minimum fixed charge coverage ratio and a maximum adjusted leverage ratio. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at October 30, 2010.

In addition to the credit agreement, we maintain a $25.0 million uncommitted credit line for short-term borrowings. We also maintain two separate facilities totaling $72.0 million for letters of credit, primarily to support the purchase of inventories, of which $21.5 million was outstanding at October 30, 2010.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at October 30, 2010, January 30, 2010 or October 31, 2009.

9. Capital Stock

Treasury Stock Repurchases

During this year’s first nine months, we repurchased 122,800 shares of our common stock for $4.2 million, all of which was purchased in the first quarter. In last year’s first nine months, we repurchased 1,880,600 shares of our common stock for $55.6 million. As of October 30, 2010, our remaining repurchase authorization from the Board of Directors was $272.0 million.

Treasury Shares Acquired on Restricted Stock Awards

In addition to the above repurchases, upon the vesting of certain restricted stock awards, 260,009 shares in this year’s first nine months and 46,126 shares in last year’s first nine months were reacquired to satisfy employees’ tax withholding obligations. In 2010, these reacquired shares were recorded as an additional $10.0 million of treasury stock and accordingly, reduced the number of common shares outstanding by 260,009 shares. In last year’s first nine months, the reacquired shares were recorded as an additional $1.7 million of treasury stock and accordingly, reduced the number of common shares outstanding by 46,126 shares.

Total treasury stock purchases were lower than the amounts reported in the statement of cash flows by $5.0 million and $14.8 million in 2010 and 2009, respectively, due to stock repurchases that had not settled at the beginning of each year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Overview

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this document, as well as our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

We conform to the National Retail Federation’s fiscal calendar. The thirteen week periods ended October 30, 2010 and October 31, 2009 are referred to as the third quarter of 2010 and 2009, respectively. The thirty-nine week periods ended October 30, 2010 and October 31, 2009 are referred to as the first nine months of 2010 and 2009, respectively.

Comparable club sales performance is an important measure for us and for most of the retail industry. In determining comparable club sales, we include all clubs that were open for at least 13 months at the beginning of the period and were in operation for all of both periods being compared.

Key items for the third quarter of 2010 as compared to the third quarter of 2009 include the following:

•	Net sales increased 4.8% to $2.57 billion due, in part, to a 2.5% increase in comparable club sales (including the impact of gasoline sales)

•	Merchandise comparable club sales, which excludes gasoline, increased 1.5%, driven by strong sales of perishables

•	Excluding gasoline sales, on a comparable club basis, customer count increased by approximately 2% and the average transaction amount decreased by approximately 1%

•	Membership fee income increased 6%, driven by strong renewals, new membership sign-ups, and increased penetration of BJ’s Rewards Membership program

•	Merchandise margins, excluding gasoline, benefitted from a favorable sales mix and some easing of competitive pricing pressures

We anticipate for the remainder of the year that merchandise sales on a comparable club basis will continue to be negatively impacted by the pressures of a weak economy and a difficult competitive and promotional environment. We expect that the challenging economic environment that we have experienced in fiscal 2010 will continue into next year, although we do expect to see gradual improvement in the economy over the course of next year.

On January 3, 2011, we plan on increasing our basic membership fee from $45 to $50. The benefits derived from this increase will be reinvested to ensure our members continue to find outstanding values on great quality merchandise.

During the second quarter of 2010, we identified errors in our accounting for ground leases. These errors impact the rent expense we have reported in periods prior to the current fiscal year, but have no cash flow impact. Accordingly, we have revised our prior period financial statements to correct these errors. See our discussion below under “Liquidity and Capital Resources” for further details.

Results of Operations

The Thirteen Weeks Ended October 30, 2010 Compared to the Thirteen Weeks Ended October 31, 2009 (Third Quarter)

Net Sales

Net sales for the quarter ended October 30, 2010 rose 4.8% to $2.57 billion from $2.45 billion in last year’s third quarter. The increase was driven in equal measure by a 2.5% increase in comparable club sales and sales from eight new clubs opened since the beginning of last year’s third quarter. Net sales benefitted from gasoline sales that were 11% higher than last year’s third quarter, due to an approximate 5% increase in the average retail price per gallon and an approximate 6% increase in gallons sold.

Comparable club sales

Thirteen Weeks Ended October 30, 2010
Comparable club sales increase	2.5%
Impact of gasoline sales	(1.0%)

Merchandise comparable club sales	1.5%

Merchandise comparable club sales increased 1.5% in this year’s third quarter due largely to increases in sales of food and consumables. Food accounted for approximately 68% of merchandise sales in this year’s third quarter versus 66% in last year’s third quarter. On a comparable club basis, food sales increased by approximately 4% in this year’s third quarter. Within food, comparable club sales of perishables increased by 7% in the third quarter. The increase was driven by strong unit sales growth in produce, fresh meat, frozen foods, milk and dairy.

A challenging economy and weak discretionary spending negatively impacted comparable club general merchandise sales, which decreased approximately 3% in this year’s third quarter. Within general merchandise, apparel sales were negatively affected by a warm fall in the Northeast. Television sales remained weak, with a comparable club decrease of about 9% in the third quarter, which improved from the 25% decrease in the second quarter. Non-edible consumables, such as health and beauty aids, household chemicals and paper products, were unfavorably affected by deflation and members trading down to lower priced comparable products.

In addition to the departments mentioned above, juices, snacks, small appliances, deli, prepared foods and soda performed well compared to last year’s third quarter. Books, major appliances, and pre-recorded video were weaker than last year’s third quarter.

We estimate that inflation had a small positive impact on merchandise comparable sales in the third quarter, as price inflation on perishable foods, notably in fresh meat and dairy, were partly offset by small average transaction decreases within edible food and non-edible consumables. We estimate that new competition and cannibalization negatively impacted merchandise comparable club sales by approximately 1.3% in this year’s third quarter.

Excluding sales of gasoline, customer count on a comparable club basis increased by approximately 2% in this year’s third quarter, due to our continued focus on our perishable food business, which drives more frequent trips by our members. The average transaction amount by the same measure decreased approximately 1% in this year’s third quarter due largely to weak general merchandise sales.

Membership fees and Other revenues

Membership fee income was $48.7 million in this year’s third quarter versus $45.9 million in last year’s comparable period, a 6.0% increase. The increase reflects strong renewal rates in comparable clubs, membership sign-ups at new clubs, and an increase in Rewards memberships. As a result of our increased focus in this area, Rewards memberships at the end of the third quarter had increased approximately 50% versus last year. Rewards members accounted for 7.6% of our members versus 5.2% last year and generated approximately 18% of our merchandise sales versus approximately 13% last year.

Other revenues were $13.4 million in this year’s third quarter versus $12.7 million in last year’s third quarter, a 5.7% increase. The increase was driven primarily by revenues from our front end programs and commissions from our third-party optical services provider.

Cost of sales, including buying and occupancy costs

Cost of sales, including buying and occupancy costs was 91.65% of net sales in this year’s third quarter versus 91.62% in last year’s third quarter. The increase of three basis points reflects the unfavorable mix impact of strong sales of low margin gasoline, worth approximately 13 basis points, and an increase of approximately 12 basis point in buying and occupancy costs, partially offset by improved merchandise margins of 21 basis points.

Merchandise margins increased principally due to a favorable sales mix of high margin perishables and weaker sales of low margin general merchandise. In addition, the competitive pricing pressure that we experienced in the second quarter on certain non-edible consumable items eased in the third quarter.

Buying and occupancy costs increased 12 basis points due to costs growing at a rate faster than sales and an increase of 7.1% in total dollars from last year’s third quarter. Occupancy costs increased due to higher rent expense from new club openings and higher depreciation costs due to club remodels and technology investments.

Selling, general and administrative expenses

SG&A expenses were 9.06% of net sales in this year’s third quarter versus 9.45% in last year’s comparable period. The decrease of 39 basis points was attributable mainly to last year’s wage and hour settlement that accounted for approximately 48 basis points. Excluding the wage and hour charge, the increase of 9 basis points was driven by increases in payroll, professional services, including club remodels, and credit card transaction fees, partially offset by decreases in bonus expense and stock compensation.

Total SG&A expenses for the third quarter increased by $1.1 million, or 0.5%, from last year’s third quarter. Last year’s results included an $11.7 million charge for the wage and hour settlement. Payroll and payroll benefits (including stock compensation) increased $8.1 million over last year’s third quarter, driven by increases in both club and home office payroll. The increase in club payroll was due to a combination of new club openings and strategic investments in existing clubs to drive perishable sales. The increase in home office payroll was primarily due to increased spending on our technology initiatives. Technology related expense in the third quarter increased by $1.8 million versus last year. Payroll and payroll benefits accounted for 75% of all SG&A expenses in this year’s third quarter versus 72% in last year’s third quarter. The remaining increase in SG&A expenses was due largely to spending on club remodels and increased credit card transaction fees, partially offset by a decrease in bonus expense.

Preopening expenses

Preopening expenses were $4.8 million in this year’s third quarter versus $2.4 million in last year’s third quarter. This increase reflects the timing and location of new club openings. We opened one new club in the third quarter of both years; however, this year we incurred preopening expenses in the third quarter on three new clubs opened early in the fourth quarter, including a large urban location in Brooklyn, New York. Our large urban clubs generally have higher preopening costs.

Provision for income taxes

Our income tax provision was 40.7% of pretax income from continuing operations in this year’s third quarter versus 41.4% in last year’s third quarter. Last year’s rate included the unfavorable resolution of state tax audits which increased our effective rate by 0.7%.

Net income

Income from continuing operations was $23.1 million, or $0.43 per diluted share, in this year’s third quarter versus $17.5 million, or $0.32 per diluted share, in last year’s comparable period. Last year’s results included post-tax expense of $6.9 million for the wage and hour settlement.

Loss from discontinued operations (net of income tax benefit) was $0.1 million in this year’s and last year’s third quarter. The results for both periods consisted primarily of accretion charges on closed store lease obligations.

Net income for the third quarter was $23.0 million, or $0.43 per diluted share, this year versus $17.4 million, or $0.32 per diluted share, last year.

The Thirty-Nine Weeks Ended October 30, 2010 Compared to the Thirty-Nine Weeks Ended October 31, 2009 (First Nine Months)

Net Sales

Net sales for the first nine months of 2010 totaled $7.84 billion, an increase of 8.6% compared to last year’s first nine months. The increase was due to a 4.8% increase in comparable club sales and sales from 10 new clubs opened since the beginning of the 2009 fiscal year. The increase in comparable club sales included a favorable impact from gasoline sales of 2.0%. Total gasoline sales were 26% higher than last year’s first nine months due to an approximate 16% increase in the average retail price per gallon and an approximate 8% increase in gallons sold.

Comparable club sales

Thirty-Nine Weeks Ended October 30, 2010
Comparable club sales increase	4.8%
Impact of gasoline sales	(2.0%)

Merchandise comparable club sales	2.8%

Merchandise comparable club sales increased 2.8% in this year’s first nine months. We estimate that new competition and cannibalization negatively impacted our merchandise comparable club sales by approximately 1.6% in this year’s first nine months.

On a comparable club basis, food sales increased by approximately 5% year-to-date, while general merchandise sales decreased by approximately 1%. Food accounted for approximately 67% of merchandise sales in this year’s first nine months versus 66% in last year’s comparable period. Strong sales of perishables drove the increase in food sales for the first nine months. We expect this trend of strong perishable sales to continue for the foreseeable future. General merchandise sales continued to be pressured by weak discretionary spending.

Stronger performing departments compared to last year’s first nine months included produce, dairy, juices, meat, frozen foods, snacks, cigarettes, small appliances, prepared foods and seasonal. Weaker performing departments compared to last year’s first nine months included televisions, household chemicals, pre-recorded video, books and automotive.

Excluding sales of gasoline, customer count on a comparable club basis increased by approximately 4% in this year’s first nine months and the average transaction decreased by approximately 1%.

Membership fees and Other revenues

Membership fee income was $143.8 million in this year’s first nine months versus $135.6 million in last year’s comparable period, a 6.0% increase. The increase reflects the benefit from membership sign-ups at new clubs, strong renewal rates in comparable clubs and an increase in Rewards memberships. Rewards memberships accounted for approximately 16% of our merchandise sales in the first nine months versus approximately 13% last year.

Other revenues were $40.8 million in this year’s first nine months versus $37.5 million in last year’s comparable period, an 8.6% increase, due mainly to commissions from our third party optical services provider, tire installation revenue and growth in food court revenue.

Cost of sales, including buying and occupancy costs

Year-to-date cost of sales, including buying and occupancy costs was 91.48% of net sales versus 91.44% last year. The increase of four basis points was driven by the unfavorable mix impact of strong sales of low margin gasoline of approximately 15 basis points, partially offset by improved merchandise margins of 12 basis points. Merchandise margins increased due to a favorable sales mix of high margin merchandise, including perishables and seasonal items.

Buying and occupancy costs did not change as a percent of net sales versus last year as increased occupancy expense from new club openings and higher depreciation costs were offset by lower utilities costs due to favorable energy rates.

Selling, general and administrative expenses

Year-to-date SG&A expenses were 8.92% of net sales this year versus 9.04% last year. The decrease of 12 basis points was due mainly to last year’s wage and hour settlement of 16 basis points, and a decrease in bonus expense worth approximately eight basis points. These decreases were offset by an increase in payroll and payroll benefits, excluding bonus, of seven basis points and six basis points for our planned home office relocation.

Total SG&A expenses for the first nine months increased by $46.5 million, or 7.1%, from last year’s first nine months. The growth in SG&A versus last year was driven primarily by investments in club payroll, club remodels, and technology as well as higher credit card transaction fees. Payroll and payroll benefits (including stock compensation) accounted for 76% of all SG&A expenses in this year’s first nine months versus 75% in last year’s first nine months.

Preopening expenses

Year-to-date preopening expenses totaled $9.7 million this year versus $7.8 million last year. We opened four new clubs, including one relocation, in this year’s first nine months. We also incurred preopening expenses on three new clubs opened early in the fourth quarter. Last year in the first nine months, we opened four new clubs and incurred preopening expenses on two clubs that opened in the fourth quarter. Two of our 2010 club openings and one of our expected fourth quarter club openings are subject to ground leases versus none in the prior year. On clubs subject to ground leases, we recognize rent when we take possession of the property, which is several months before the actual club opening.

Provision for income taxes

Our income tax provision was 40.5% of pretax income from continuing operations in this year’s first nine months versus 40.8% in last year’s comparable period. Last year’s rate included the unfavorable resolution of state tax audits which increased our effective rate by 0.2% in the first nine months.

Net income

Income from continuing operations was $85.1 million, or $1.59 per diluted share, in this year’s first nine months versus $77.0 million, or $1.41 per diluted share, last year. Last year’s results included third quarter post-tax expense of $6.9 million for the wage and hour settlement.

Loss from discontinued operations (net of income tax benefit) was $0.3 million in this year’s and last year’s first nine months. Both periods consisted primarily of accretion charges on closed store lease obligations.

Net income for the first nine months of this year was $84.8 million, or $1.58 per diluted share, versus $76.7 million, or $1.40 per diluted share, last year.

The Company operated 190 clubs on October 30, 2010 versus 184 clubs on October 31, 2009.

In January 2010, we opened a new club in Flushing, New York. Due to significant delays in the construction of the surrounding shopping and residential center, this club’s performance to date has been very disappointing. We expect that this club’s results will improve as the construction of the center nears completion.

Seasonality

Our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Liquidity and Capital Resources

Our primary source of liquidity is cash flows generated from club operations. Cash and cash equivalents totaled $65.8 million as of October 30, 2010. We believe that our current resources, together with anticipated cash flows from operations, will be sufficient to finance our operations and anticipated capital expenditures through the term of our credit agreement. However, we may from time to time seek to obtain additional financing.

Cash flows

Net cash provided by operating activities was $143.3 million in the first nine months of 2010 versus $194.3 million in last year’s comparable period. The decrease was mainly driven by an increase in merchandise inventories, net of accounts payable, lower bonus accruals, payments related to the settlement of wage and hour litigation, and growth in accounts receivable principally due to credit card transactions.

Cash flow from changes in merchandise inventories, net of accounts payable, decreased $29.8 million in the first nine months of this year versus an increase of $12.6 million in last year’s comparable period. Average inventory per club increased 2.6% over last year. 1.0% of this increase was due to three unopened clubs that held inventory at the end of the third quarter in anticipation of their early fourth quarter opening. The ratio of accounts payable to merchandise inventories was 71.2% at the end of this year’s third quarter versus 73.4% last year. This decrease primarily reflects the softening of general merchandise sales in the third quarter.

Cash expended for property additions was $136.6 million in this year’s first nine months versus $131.2 million in last year’s comparable period. We opened three new clubs, and relocated one club in this year’s first nine months. We have also opened three new clubs at the beginning of the fourth quarter and expect to open two more clubs towards the end of the year. Two of this year’s new clubs are owned subject to ground leases and the remaining clubs are leased. In last year’s first nine months, we opened four new clubs, one of which is owned and the remaining three are leased. Our full-year capital expenditures are expected to total approximately $205 million to $225 million in 2010, based on plans to open two more clubs and continue spending on technology projects and club renovations. The timing of actual openings and renovations and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process. Spending on IT projects could vary due to the complexity of the projects and the availability of resources needed to complete the projects.

During this year’s first nine months, we repurchased 122,800 shares of our common stock for $4.2 million, all of which was purchased in the first quarter. In last year’s first nine months, we repurchased 1,880,600 shares of our common stock for $55.6 million. In addition, we acquired 260,009 shares valued at $10.0 million and 46,126 shares valued at $1.7 million in this year’s first nine months and last year’s first nine months, respectively, to satisfy employee’s tax withholding obligations upon the vesting of restricted stock awards. Total treasury stock purchases were lower than the amounts reported in the statement of cash flows by $5.0 million and $14.8 million in 2010 and 2009, respectively, due to stock repurchases that had not settled at the beginning of each year. As of October 30, 2010, our remaining repurchase authorization from the Board of Directors was $272.0 million. We do not anticipate repurchasing shares during this year’s fourth quarter.

Credit facilities

We have a $200.0 million unsecured credit agreement with a group of banks which expires October 30, 2012. The agreement includes a $50.0 million sub-facility for letters of credit, of which no amount was outstanding at October 30, 2010. See Note 8 in Notes to Consolidated Financial Statements for further details on the credit agreement.

In addition to the credit agreement, we maintain a $25.0 million uncommitted credit line for short-term borrowings. We also maintain two separate facilities totaling $72.0 million for letters of credit, primarily to support the purchase of inventories, of which $21.5 million was outstanding at October 30, 2010.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at October 30, 2010, January 30, 2010 or October 31, 2009.

Lease Obligations

In 2002, we established reserves for our liabilities related to leases for three closed BJ’s clubs. Since the closings, we have settled two of the three leases. Our reserve of $6.4 million as of October 30, 2010 is based on the present value of our rent liability under the lease for the remaining club, including real estate taxes and common area maintenance charges, reduced by estimated future income from subleasing the property. An annual discount rate of 6% was used to calculate the present value of the obligation.

In 2006, we established reserves for our liabilities related to leases for two ProFoods clubs that closed during the year. Our reserve of $2.8 million as of October 30, 2010 is based on the present value of rent liabilities under the remaining lease, including estimated real estate taxes and common area maintenance charges, reduced by estimated future income from subleasing of the property. An annual discount rate of 6% was used to calculate the present value of the obligation.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $14.6 million at October 30, 2010.

In this year’s first quarter, we established a reserve for our current home office lease obligations related to the relocation of our home office. Our reserve of $3.4 million as of October, 2010 is based on the present value of rent liabilities under the remaining leases, including estimated real estate taxes and common area maintenance charges. An annual discount rate of 6% was used to calculate the present value of the obligation.

During the second quarter of 2010, we identified errors in our accounting for ground leases. In accordance with accounting guidance provided in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of these errors on prior period reported results and concluded that the errors were not material to any of our prior period financial statements. We also concluded that had the errors been corrected in our financial statements for the period ended July 31, 2010, the impact of such an adjustment would have been material to our financial statements for that period. As such, in accordance with accounting guidance provided in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the financial statements for the prior periods presented have been revised as follows. This non-cash revision does not impact our revenues or cash flows for any prior period.

	January 30, 2010			October 31, 2009
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised

Deferred income taxes	$5,553	$5,209	$10,762	$5,511	$4,854	$10,365
Total assets	2,166,087	5,209	2,171,296	2,190,750	4,854	2,195,604
Other noncurrent liabilities	117,810	13,023	130,833	112,103	12,135	124,238
Retained earnings	1,463,146	(7,814)	1,455,332	1,407,183	(7,281)	1,399,902
Total stockholders’ equity	1,033,367	(7,814)	1,025,553	1,034,869	(7,281)	1,027,588
Total liabilities and stockholders’ equity	$2,166,087	$5,209	$2,171,296	$2,190,750	$4,854	$2,195,604

	Thirteen Weeks Ended October 31, 2009			Thirty-Nine Weeks Ended October 31, 2009
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised

Cost of sales, including buying and occupancy costs	$2,245,068	$25	$2,245,093	$6,598,473	$75	$6,598,548
Preopening expenses	1,954	478	2,432	7,316	478	7,794
Operating income	30,428	(503)	29,925	130,959	(553)	130,406
Provision for income taxes	12,529	(201)	12,328	53,214	(221)	52,993
Income from continuing operations	17,774	(302)	17,472	77,369	(332)	77,037
Net income	$17,670	$(302)	$17,368	$77,071	$(332)	$76,739

Basic earnings per share Net Income	$0.33	$(0.01)	$0.32	$1.44	$(0.01)	$1.43

Diluted earnings per share Net Income	$0.32	$(0.01)	$0.32	$1.41	$(0.01)	$1.40

Legal Matters

In November 2008, BJ’s was sued in the United States District Court for the District of Massachusetts in a purported class action brought on behalf of “current and former department and other assistant managers,” in which plaintiffs principally alleged that they had not been compensated for overtime work as required under federal and Massachusetts law (See Note 6 in Notes to Consolidated Financial Statements for additional information.) In last year’s third quarter, we recorded a pretax charge of $11.7 million in connection with a proposed settlement of this claim and related payments. In this year’s first nine months, we paid $10.7 million in settlements and other expenses related to this matter and have $1.0 million reserved for future payments. By the end of the fiscal year, we expect a final resolution of this matter and the related costs. While the ultimate outcome of the claims paid could differ from what we have recorded, the difference is not expected to have a material impact on our consolidated financial position or liquidity.

Critical Accounting Policies and Estimates

The preparation of our unaudited quarterly financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Some accounting policies have a significant impact on amounts reported in these financial statements. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 in the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. There were no changes to our critical accounting policies in the current reporting period.

Cautionary Note Regarding Forward-Looking Statements

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club openings, planned increases in membership fees, expected provision for income taxes, BJ’s reserve for the wage and hour settlement, lease obligations in connection with closed BJ’s and ProFoods clubs, anticipated stock repurchases and other information with respect to our plans and strategies, including those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, levels of gasoline profitability; levels of customer demand; economic and weather conditions; the rate of inflation or deflation; federal, state and local regulation in the Company’s markets; federal budgetary and tax policy; litigation; activities by organized labor; competitive conditions; our success in settling lease obligations for closed clubs; and progress associated with the implementation of technology initiatives. Each of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

We believe that our potential exposure to market risk as of October 30, 2010 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at October 30, 2010. We held no derivatives at October 30, 2010.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of October 30, 2010, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In twelve separate authorizations beginning August 26, 1998, with the most recent authorization being announced on March 29, 2010 for an additional $200 million, the Board of Directors has authorized a total of $1.35 billion of common stock repurchases. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through October 30, 2010, we have repurchased approximately 34.6 million shares for a total of $1.08 billion, leaving a remaining authorization of $272.0 million.

There were no share repurchases under the program for the quarter ended October 30, 2010. The following activity represents shares tendered to us by employees who vested in restricted stock and used shares to satisfy their tax withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
				(In Thousands)
Aug 1 – Aug 28	5,586	$43.85	—	$271,951
Aug 29 – Oct 2	1,335	42.21	—	271,951
Oct 3 – Oct 30	—	—	—	271,951

Total for the quarter	6,921	$43.53	—	$271,951

(1)	The number of shares required to be surrendered was determined using the closing price of our common stock on the day before the vesting date.

Item 6 – Exhibits

31.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009, (ii) Consolidated Balance Sheets at October 30, 2010, January 30, 2010 and October 31, 2009, (iii) Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

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

BJ’S WHOLESALE CLUB, INC.
(Registrant)

Date:	November 24, 2010	/S/ LAURA J. SEN
Laura J. Sen
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 24, 2010	/S/ FRANK D. FORWARD
Frank D. Forward
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)