Form 10-K
period 2011-01-29
BJS WHOLESALE CLUB INC
filed 2011-03-28
CIK 1037461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-13143

BJ’S WHOLESALE CLUB, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3360747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Research Drive Westborough, Massachusetts	01581
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (774) 512-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01	New York Stock Exchange

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant on July 31, 2010 (the last day of our most recent second quarter) was approximately $2,460,457,000 based on the closing price of $45.55 on the New York Stock Exchange as of such date.

There were 54,278,178 shares of the Registrant’s Common Stock, $.01 par value, outstanding as of March 11, 2011.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders (See Part III of this Form 10-K).

In this report, references to “we,” “our,” “us,” “BJ’s” or “the Company” refer to BJ’s Wholesale Club, Inc. unless the context indicates otherwise.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club openings, expected provision for income taxes, litigation, our strategic initiatives to optimize performance and the board’s review of strategic alternatives, lease obligations in connection with closed BJ’s and ProFoods clubs, and other information with respect to our plans and strategies, including the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) titled “Outlook for 2011.” Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “intends,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, the factors set forth in Item 1A., Risk Factors, and other factors noted in MD&A, particularly those noted under “Critical Accounting Policies and Estimates.” In addition, any forward-looking statements represent our estimates only as of the day this annual report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. Our forward-looking statements do not reflect the potential future impact of any merger, acquisition or disposition or other strategic transaction. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

PART I

Item 1.	Business

General

BJ’s Wholesale Club introduced the warehouse club concept to New England in 1984 and has since expanded to become a leading warehouse club operator in the eastern United States. As of January 29, 2011, BJ’s operated 189 warehouse clubs in 15 states. The table below shows the number of Company locations by state.

State	Number of Locations
New York	38
Florida	28
Massachusetts	23
New Jersey	20
Pennsylvania	15
Connecticut	12
Virginia	11
Maryland	10
North Carolina	7
New Hampshire	6
Ohio	6
Georgia	5
Delaware	3
Rhode Island	3
Maine	2

TOTAL	189

On July 28, 1997, BJ’s Wholesale Club, Inc., a Delaware corporation, became an independent, publicly owned entity when Waban Inc. (“Waban”), BJ’s parent company at the time, distributed to its stockholders on a pro rata basis all of the Company’s outstanding common stock. Before that date, BJ’s business had operated as a division of Waban.

The fiscal year ended January 29, 2011 is referred to as “2010” or “fiscal 2010” below. Other fiscal years are referred to in a similar manner.

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

Business Model

We have developed an operating model that we believe differentiates us from our warehouse club competition. First, we place added focus on the individual consumer, our Inner Circle® member, through merchandising strategies that emphasize a customer-friendly shopping experience. Second, by clustering our clubs, we achieve the benefit of name recognition and maximize the efficiencies of our management support, distribution and marketing activities. Finally, we seek to establish and maintain the first or second industry leading position in each major market where we operate. We create an exciting shopping experience for our members with a changing mix of food and general merchandise items and carry a broader product assortment than our warehouse club competitors. By supplementing the warehouse format with aisle markers, express checkout lanes, self-checkout lanes and low-cost video-based sales aids, we make shopping easier and more efficient for our members. For the convenience of our members, we maintain longer hours of operation than our warehouse club competitors. While all warehouse clubs sell merchandise in bulk, BJ’s also offers some smaller package sizes that are easier to carry home and store, including sizes that are comparable to those offered in supermarkets. Smaller package sizes can be found in a number of our fresh food categories, including dairy, meat, bakery, fish and produce. We are also the only major warehouse club operator to accept manufacturers’ coupons, which provide added value for our members, and we accept more credit and debit payment options than our warehouse club competitors, including government-issued electronic benefit transaction cards.

Expansion

Since the beginning of 2005 BJ’s has grown from 155 clubs to 189 clubs in operation at January 29, 2011. We plan to open six to eight new clubs in 2011, all of them will be in existing markets.

Year	Clubs in Operation at Beginning of Year	Clubs Opened During the Year	Clubs Closed During the Year	Clubs in Operation at End of Year
2005	155	8	—	163
2006	163	9	—	172
2007	172	5	—	177
2008	177	4	1	180
2009	180	7	—	187
2010	187	7	5	189

In addition to the club openings shown above, we relocated one club in 2005 and 2010. The table above excludes the opening of two ProFoods Restaurant Supply clubs in 2004 and the closing of those two clubs in 2006. In 2010 we closed five underperforming clubs which is described more fully in “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations” and Note 3 in the Notes to Consolidated Financial Statements.

Store Profile

As of January 29, 2011, we operated 167 full-sized warehouse clubs that averaged approximately 114,000 square feet and 22 smaller format warehouse clubs that averaged approximately 73,000 square feet. The smaller format clubs are designed to serve markets whose population is not sufficient to support a full-sized warehouse club or whose population density does not provide adequate real estate space for a full-sized club. Included in our smaller format portfolio are three 85,000 square foot clubs opened in the last two years. Including space for parking, a typical full-sized BJ’s club requires 13 to 14 acres of land. The smaller version typically requires approximately 8 acres. Our clubs are located in both free-standing locations and shopping centers.

Construction and site development costs for a full-sized owned BJ’s club generally range from $6 million to $10 million. Land acquisition costs for a club generally range from $3 million to $10 million but can be significantly higher in some urban locations. We invest $3 to $4 million for fixtures and equipment, approximately $2 million for inventory (net of accounts payable) and incur approximately $1 to $2 million for preopening costs in a new full-sized club. Our large urban clubs generally have higher preopening costs.

Merchandising

We service our existing members and attract new members by providing a broad range of high quality, brand name and private label merchandise at prices that are consistently lower than the prices of traditional retailers, including discount retailers, supermarkets, supercenters and specialty retail operations. We limit the items offered in each product line to fast selling styles, sizes and colors, carrying approximately 7,000 active stockkeeping units (SKUs). By contrast, supermarkets normally carry an average of 48,000 SKUs, and supercenters typically stock up to 145,000 SKUs. We work closely with manufacturers to develop packaging and sizes which are best suited for selling through the warehouse club format in order to minimize handling costs and ensure value to our members.

Food accounted for approximately 66% of our merchandise sales in 2010. The remaining 34% consisted of a wide variety of general merchandise items. Food categories at BJ’s include frozen foods, fresh meat and dairy products, beverages, dry grocery items, fresh produce and flowers, canned goods and household paper products. General merchandise includes consumer electronics, prerecorded media, small appliances, tires, jewelry, health and beauty aids, household needs, chemicals, computer software, books, greeting cards, apparel, furniture, toys and seasonal items. We believe that more than 70% of our products are items that can also be found in supermarkets.

BJ’s consumer-focused private brand products are primarily premium quality and generally are priced below the top branded competing product. Our focus is on our core private brand products that have the highest market share and yield high margins as well as differentiated products that drive member loyalty. Our private brand products sales penetration was approximately 10% of food and general merchandise sales in 2010 which was consistent with the prior year.

We also offer a number of specialty services that are designed to enable members to complete more of their shopping at BJ’s and to encourage more frequent trips to the clubs. Most of these services are provided by outside operators in space leased from BJ’s. Specialty services include full-service optical centers; food courts; full-service Verizon Wireless centers; home improvement services; BJ’s Travel®; garden and storage sheds; patios and sunrooms; a propane tank filling service; an automobile buying service; a car rental service; tire installation services; muffler and brake services operated in conjunction with Monro Muffler Brake, Inc.; Merchant Payment processing services; and electronics and jewelry protection plans.

As of January 29, 2011, we had 103 gasoline stations in operation at our clubs. The gas stations are generally self-service, relying on “pay at the pump” technology that accepts credit and debit card transactions. Cash is also accepted at some locations. Both regular and premium gasoline are available. We generally maintain our gas prices below the average prices in each market as a means of illustrating a favorable price image to existing and prospective members.

Our electronic commerce business, bjs.com, provides hundreds of BJ’s general merchandise products as well as thousands of additional products generally not found in our clubs. We provide delivery of these products to our members’ home or office. Items sold on our website include electronics, computers, video games, office supplies and equipment, products for the home, health and beauty aids, sporting goods, outdoor living, baby products, toys and jewelry. In addition, we offer services such as auto and home insurance, home improvement, travel services, television and home theater installation and membership services.

Membership

Paid membership is an essential part of the warehouse club concept. In addition to providing a source of revenue which permits us to offer low prices, membership reinforces customer loyalty. We offer two types of memberships: Inner Circle® memberships and business memberships. Most of our Inner Circle members are likely to be homeowners whose incomes are above the average for the Company’s trading areas. We believe that a significant percentage of our business members also shop BJ’s for their personal needs.

We generally charge $50 per year for a primary Inner Circle membership that includes one free supplemental membership. Members in the same household may purchase additional supplemental memberships for $25 each. A primary business membership also costs $50 per year and includes one free supplemental membership. Additional supplemental business memberships cost $25 each. These fees were increased on January 3, 2011. Prior to that date, primary Inner Circle and business memberships cost $45 per year and supplemental memberships cost $20 each. We had approximately 9.6 million BJ’s members (including supplemental cardholders) at January 29, 2011.

BJ’s Rewards Membership® program, which is geared to high frequency, high volume members, offers a 2% rebate, capped at $500 per year, generally on most in-club purchases. The annual fee for a BJ’s Rewards Membership is $90. At the end of 2010, Rewards Members accounted for approximately 7.8% of our primary members and approximately 17% of our merchandise sales during the year.

Advertising and Public Relations

We promote customer awareness of our clubs primarily through direct mail, public relations efforts, television and radio advertising, social media outreach, community involvement, new club marketing programs, and various publications sent to our members periodically throughout the year. We also employ dedicated marketing personnel who solicit potential business members and who contact other selected organizations to increase the number of members. Typically in the spring and the fall, we run free trial membership promotions to attract new members, with the objective of converting them to paid members, and also use one-day passes to introduce non-members to our clubs. These programs result in very low marketing expenses compared to typical retailers.

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

We route the majority of our purchases through cross-dock facilities which break down truckload quantity shipments from manufacturers and reallocates these goods for shipment to individual clubs, generally within 24 hours. Our efficient distribution systems result in reduced freight expenses and lower handling costs.

We work closely with manufacturers to minimize the amount of handling required once merchandise is received at a club. Merchandise for sale is generally displayed on pallets containing large quantities of each item, thereby reducing labor required for handling, stocking and restocking. Back-up merchandise is generally stored in steel racks above the sales floor.

We have been able to limit inventory shrinkage to levels well below those typical of other retailers by strictly controlling the exits of our clubs, by generally limiting customers to members and by using state-of-the-art electronic article surveillance technology. Our inventory shrinkage was no more than 0.20% of net sales in each of the last three fiscal years. Losses associated with payments by check have been insignificant, as members who issue dishonored checks are restricted to cash-only terms. Our policy is to accept returns of most merchandise within 30 days of purchase.

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

Information Technology

We strive to use information systems and technology to improve the control and the efficiency of our business model. We have enhanced the efficiency of our checkout process and utilize an on-line refund system at the clubs to more effectively process sales returns. In 2010, we made significant progress towards implementing a new point of sales (“POS”) system, including testing this new system in several of our clubs. We expect to roll out the new POS system to all clubs in 2011 and 2012. We believe that we are the only operator in the warehouse club industry to offer self-checkout throughout a major portion of its clubs. As of January 29, 2011, we have expanded this technology to over 98% of our clubs and are in the process of upgrading these registers at a portion of our clubs.

Sales data is generally analyzed daily for replenishment decision making. Detailed purchasing data permits the buying staff and club managers to track changes in members’ buying behavior. Detailed shrinkage information by SKU by club allows management to quickly identify inventory shrinkage problems and formulate effective action plans. In 2009, we completed the implementation of a new warehouse management system at all of our cross-dock facilities. This system is vital to our logistics operation and enables us to successfully manage inventory and replenishment.

In 2007, we conducted a comprehensive review of all our systems and began a large scale technology initiative to enhance, upgrade or replace many of our key business operating systems including our sales reporting, financial and membership systems. The project is ongoing and is expected to take several more years to complete. We believe this technology investment is necessary for us to operate our business efficiently in the future. It will allow us to take advantage of the more forward-thinking aspects of marketing, merchandising, and operations, as well as provide easier and more comprehensive access to the decision support information we need to be as efficient and effective as possible.

For additional information regarding our capital spending plans on information technology, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

A large number of competitive membership warehouse clubs exist in our markets. Approximately 85% of our 167 full-sized warehouse clubs have at least one competitive membership warehouse club in their trading areas at a distance of about ten miles or less. Only three of our smaller format clubs has direct competition from other warehouse clubs within ten miles.

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

Employees

As of January 29, 2011, we had approximately 24,800 full-time and part-time employees (“team members”). None of our team members is represented by a union. We consider our relations with our team members to be excellent.

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

Available Information

BJ’s makes available free of charge on its internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with the SEC. Internet users can access this information on BJ’s website at www.bjs.com. We have included our website address in this Form 10-K as an inactive textual reference only. The information on our website is not incorporated by reference in this Form 10-K.

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

Competition May Adversely Affect Our Profitability

We compete with a wide range of national, regional and local retailers and wholesalers selling food and/or general merchandise in our markets. Some of these competitors, including two major competitors (Sam’s Clubs (a division of Wal-Mart Stores, Inc.) and Costco Wholesale Corporation) who operate on a multi-national basis, have significantly greater financial and marketing resources than BJ’s. These retailers and wholesalers compete in a variety of ways, including price, location, services offered to customers and merchandise selection. We cannot assure you that we will be able to compete successfully with existing or future competitors. Our inability to respond effectively to competitive factors may have an adverse effect on our profitability as a result of lower sales or increased operating costs.

Our Business May be Affected by Issues that Affect Consumer Spending

Our results of operations may be affected by changes in economic factors that impact consumer spending. Certain economic conditions such as contraction in the financial markets, rates of inflation or deflation, higher unemployment levels, decreases in consumer disposable income, unavailability of consumer credit, higher consumer debt levels, higher tax rates and other changes in tax laws, interest rates, higher fuel and other energy costs, weakness in the housing market, higher insurance and health care costs, and labor costs could reduce consumer spending or cause consumers to shift their spending to our competitors. Reduced consumer spending may result in reduced demand for our items and may also require increased selling and promotional expenses. A reduction or shift in consumer spending could negatively impact our business, results of operations and financial condition.

New Store Openings are Critical to Our Growth

Our long-term sales and income growth is dependent to a certain degree on our ability to open new clubs and gasoline stations in both existing markets and new markets. We cannot assure you that we will be able to achieve our planned expansion on a timely and profitable basis. Our expansion is dependent on finding suitable locations, which may be affected by local regulations and construction and development costs and competition from other retailers for particular sites. If prospective landlords find it difficult to obtain credit, we may need to own more new clubs rather than leasing them. Owned locations require more initial capital, and therefore, such a situation may constrain our growth. In addition, we may not be able to hire, train and retain a suitable work force to staff these locations or successfully integrate new clubs into our existing infrastructure. As a result, we may be unable to open new clubs at the rates expected or operate the clubs in a profitable manner. In addition, entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence. In new markets, we cannot ensure that our new clubs will be profitably deployed; as a result, our future profitability may be delayed or otherwise materially adversely affected.

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

Our quarterly operating results may be adversely affected by a number of factors including losses in new clubs, price changes in response to competitors’ prices, increases in operating costs, volatility in gasoline and energy prices, federal budgetary and tax policy, weather conditions, natural disasters, local economic conditions and the timing of new club openings and related start-up costs. As a result, our quarterly operating results are not necessarily indicative of the results to be expected for any other quarter.

We Depend on Vendors to Supply us with Quality Merchandise at the Right Time and at the Right Price

We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices. We source our merchandise from a wide variety of domestic and international vendors. Our ability to find qualified vendors who meet our standards, and to access merchandise in a timely and efficient manner, is a significant challenge, especially with respect to vendors located and merchandise sourced outside the United States. We have no assurances of continued supply, pricing, or access to new products, and any vendor could at any time change the terms upon which it sells to us or may discontinue selling to us. In addition, member demand may lead to insufficient in-stock positions of our merchandise.

Currently, one distributor consolidates all of our perishables for shipment to our clubs. While we believe that such a consolidation is in our best interest overall, a prolonged disruption in our logistics processes could materially impact our sales and profitability for the near term.

Our Failure to Maintain Positive Membership Loyalty Could Negatively Affect our Financial Results

Membership loyalty is essential to our business model. Damage to our reputation, failure to provide quality merchandise at consistently low prices, and increases to our membership fees, among other things, could diminish member loyalty, reduce membership renewal rates, and accordingly, reduce membership fee revenues.

We May Not Timely Identify or Effectively Respond to Consumer Trends, Which Could Negatively Affect our Relationship with our Members, the Demand for our Products and Services, and our Market Share.

It is difficult to consistently and successfully predict the products and services our members will demand. Our success depends, in part, on our ability to identify and respond to evolving trends in demographics and member preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences (including those relating to sustainability of product sources) and spending patterns could negatively affect our relationship with our members, the demand for our products and services and our market share. If we are not successful at predicting our sales trends and adjusting accordingly, we may have excess inventory, which could result in additional markdowns and reduce our operating performance. This could have an adverse effect on margins and operating income.

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

Union Attempts to Organize Our Team Members Could Disrupt Our Business

In the past, unions have attempted to organize our team members at certain of our clubs and distribution centers. Our management and team members may be required to devote their time to respond to union activities, which could be distracting to our operations. Future union activities may negatively impact our business and results of operations. Changes in labor laws or regulations in this area could also adversely impact our business if such changes promote union activity.

Credit May Not Be Available or Affordable

The continued uncertainty in the global credit and financial markets may affect our ability to obtain future financing as well as make it more expensive to obtain such financing. While we believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations in the future, we may need to obtain additional resources. We cannot assure you that we can obtain such resources, or obtain them at a reasonable cost. Not obtaining additional credit at a reasonable cost may negatively affect our ability to invest in capital expenditures, repurchase stock, and limit our ability to use operating cash flow for our working capital needs.

Certain Legal Proceedings Could Adversely Impact Our Results of Operations

We are involved in a number of legal proceedings involving employment issues, personal injury, product liability, consumer matters, intellectual property claims and other litigation. Certain of these lawsuits, if decided adversely to us or settled by us, may result in material liability. See “Item 3. Legal Proceedings” and Note 6 in Notes to Consolidated Financial Statements for additional information. Further, we are unable to predict whether unknown claims may be brought against us that could become material.

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

Product Recalls Could Adversely Affect our Sales and Results of Operations

If our merchandise offerings, including food and general merchandise products, do not meet applicable safety standards or our members’ expectations regarding safety, we could experience lost sales, increased costs and be exposed to legal and reputational risk. All of our vendors must comply with applicable product safety laws, and generally must agree to indemnify us in the case of loss, but we are dependent on our vendors, including vendors located outside the United States, to ensure that the products we buy comply with all safety standards. If a recall does occur we have procedures in place to notify our clubs and, if appropriate, the members who have purchased the goods in question. We determine the appropriateness on a case-by-case basis, based, in part, on the size of the recall, the severity of the potential impact to the member, the attention that the product recall has in the media, and our ability to contact the purchasers of the products in question.

Our Success Depends on our Ability to Attract and Retain a Qualified Management Team and Other Team Members

We are dependent upon a number of key management and other team members. If we were to lose the services of one or more of our key team members, this could have a material adverse effect on our operations. Our continued success also depends upon our ability to attract and retain highly qualified team members to meet our future growth needs, while controlling related labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and healthcare costs. We compete with other retail and non-retail businesses for these employees and invest significant resources in training them. There is no assurance that we will be able to attract or retain highly qualified team members to operate our business. In addition, uncertainties introduced by our announcement to explore strategic alternatives may have an adverse effect on our ability to retain our key management team members and other team members. See the risk factor below entitled, “There are Uncertainties Introduced by Our Announcement to Explore and Evaluate Strategic Alternatives.”

If We Do Not Maintain the Security of Member-related Information, We Could Damage our Reputation with Members, Incur Substantial Additional Costs and Become Subject to Litigation

As do most retailers and wholesale club operators, we receive certain personal information about our members. In addition, our online operations at www.bjs.com depend upon the secure transmission of confidential information over public networks. Our efficient operation, like that of most retailers, requires the transmission of information permitting cashless payments. A compromise of our security systems or those of some of our business partners that results in our members’ personal information being obtained by unauthorized persons could adversely affect our reputation with our members and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations, particularly our online sales operations.

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

Factors Associated with Climate Change Could Adversely Affect Our Business

We use natural gas, diesel fuel, gasoline and electricity in our distribution and sale operations. Increased government regulations to limit carbon dioxide and other greenhouse gas emissions may result in increased compliance costs and legislation or regulation affecting energy inputs could materially affect our profitability.

There are Uncertainties Introduced by Our Announcement to Explore and Evaluate Strategic Alternatives

In February 2011, the Company announced that its Board of Directors, upon the recommendation of a committee of independent directors, has decided to explore and evaluate strategic alternatives, including a possible sale of the Company. The independent committee has engaged Morgan Stanley & Co. Inc. as its financial advisor to assist in this process. The Company has not made a decision to pursue any specific strategic transaction or other strategic alternative, so there can be no assurance that the exploration of strategic alternatives will result in a sale of the Company or in any other transaction. There is no set timetable for the process. The Company does not intend to provide updates or make further comments regarding the evaluation of strategic alternatives, unless a specific transaction is recommended by the independent committee and the board, or the process is concluded.

The closing market price per share of our common stock rose significantly as a result of this announcement. The market price of our common stock could be subject to significant fluctuation in response to developments relating to this process, including any future announcements related to our evaluation of strategic alternatives, sales of substantial amounts of common stock in the public market or the perception that such sales could occur, or other factors or events, which may be outside of our control.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operated 189 warehouse club locations as of January 29, 2011, of which 124 are leased under long-term operating leases and 49 are owned. We own the buildings at the remaining 16 locations, which are subject to long-term ground leases. A listing of the number of Company locations in each state is shown on page 3.

The unexpired terms of our leases range from approximately 1 to 30 years, and average approximately 10 years. We also have options to renew all but one of our leases for periods that range from approximately 5 to 65 years and average approximately 22 years. These leases require fixed monthly rental payments which are subject to various adjustments. Certain leases require payment of a percentage of the warehouse club’s gross sales in excess of certain amounts. Generally, all leases require that we pay all property taxes, insurance, utilities and other operating costs.

Our home office in Westborough, Massachusetts, occupies a total of 282,000 square feet. Our lease expires on January 31, 2026.

We own two cross-dock facilities, one in Uxbridge, Massachusetts and the other in Jacksonville, Florida. These facilities occupy a total of 1,098,000 square feet. We also lease one cross-dock facility in Burlington, New Jersey, which occupies a total of 634,000 square feet under a lease which expires in 2021, with options to extend this lease through 2041.

See Note 5 of Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information with respect to our leases.

Item 3.	Legal Proceedings

See discussion of Legal Proceedings in Note 6 of Notes to Consolidated Financial Statements included in Item 8 of this Report.

Item 4.	Reserved

Item 4A.	Executive Officers of the Registrant

The following is information about our executive officers as of March 25, 2011:

Name	Age	Office and Employment During Last Five Years
Laura J. Sen	54	Chief Executive Officer of the Company since February 2009; President and Director of the Company since January 2008; Chief Operating Officer of the Company (January 2008-January 2009); Executive Vice President, Merchandising and Logistics of the Company (January 2007-January 2008, and 1997 to March 2003); Principal, Sen Retail Consulting (March 2003-December 2006).

Robert W. Eddy	38	Executive Vice President, Chief Financial Officer since January 2011; Senior Vice President, Director of Finance (July 2007-January 2011); Senior Manager in the audit and business advisory practice of PricewaterhouseCoopers LLP (September 1995-July 2007).

Cornel Catuna	46	Executive Vice President, Club Operations of the Company since January 2011; Senior Vice President, Director of Field Operations (August 2007- January 2011); Divisional Vice President of Operations at Helzberg Diamonds, Inc., a jewelry retailer (January 2002-August 2007).

Christina M. Neppl	50	Executive Vice President, Merchandising and Logistics of the Company since January 2008; Senior Vice President, Controller (June 2000-January 2008).

Lon F. Povich	51	Executive Vice President, General Counsel and Secretary of the Company since June 2007; Senior Vice President, General Counsel and Secretary of the Company (February 2007-June 2007); Vice President and General Counsel of The Boston Consulting Group, Inc., a management consulting firm (February 1996-February 2007).

Peter Amalfi	55	Executive Vice President, Chief Information Officer of the Company since January 2011; Senior Vice President, Chief Information Officer (April 2010 - January 2011); Senior Vice President, Director of Logistics (July 2007 - April 2010); Vice President, Logistics Operations (November 2001 - July 2007).

Michael P. Atkinson	56	Senior Vice President, Director of Marketing and E-Commerce of the Company since October 2008; Vice President of E-Commerce (January 2007 - October 2008); Vice President, Divisional Merchandise Manager (May 1994 - January 2007).

Susan Hoffman	53	Senior Vice President, Human Resources and Chief People Officer of the Company since August 2008; Vice President, Team Member Relations (February 2008 - August 2008); Vice President, Human Resources at PepsiCo, Inc. (March 1987 - January 2008).

John B. Mulleady	50	Senior Vice President, Director of Real Estate of the Company since June 2008; Vice President of Real Estate at Circuit City Stores, Inc., a consumer electronics retailer (February 2006 to June 2008).

All officers serve at the discretion of the Board of Directors and hold office until the first meeting of the Board of Directors following the next annual meeting of shareholders and until their successors are elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BJ’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “BJ”. The quarterly high and low sales prices for the fiscal years ended January 29, 2011 and January 30, 2010 were as follows:

	Fiscal Year Ended January 29, 2011		Fiscal Year Ended January 30, 2010
Quarter	High	Low	High	Low
First	$39.85	$33.59	$34.81	$27.26
Second	47.51	36.19	39.59	31.06
Third	46.43	40.31	37.97	29.73
Fourth	48.88	40.75	37.33	31.85

The approximate number of stockholders of record at March 11, 2011 was 2,600. BJ’s has never declared or paid any cash dividends on its common stock and has no present plans to do so.

In twelve separate authorizations beginning August 26, 1998, with the most recent authorization being announced on March 29, 2010 for an additional $200 million, the Board of Directors authorized a total of $1.35 billion of common stock repurchases. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through January 29, 2011, we have repurchased approximately 34.6 million shares for a total of $1.08 billion, leaving a remaining authorization of $272.0 million.

There were no share repurchases under the program for the quarter ended January 29, 2011. The following activity represents shares tendered to us by employees who vested in restricted stock and used shares to satisfy their tax withholding obligations.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
	(Dollars in Thousands except Per Share Amounts)
Oct 31 – Nov 27	—	—	—	$271,951
Nov 28 – Jan 1	1,175	$46.27	—	271,951
Jan 2 – Jan 29	—	—	—	271,951

Total for the quarter	1,175	$46.27	—	$271,951

(1)	The number of shares required to be surrendered was determined using the closing price of our common stock on the day before the vesting date.

Item 6.	Selected Financial Data

	Fiscal Year Ended
	Jan. 29 2011	Jan. 30 2010	Jan. 31 2009	Feb. 2 2008	Feb. 3 2007
				(53 weeks)
	(Dollars in Thousands except Per Share Data)
Income Statement Data (1)
Net sales	$10,632,947	$9,820,912	$9,662,451	$8,667,025	$8,150,069
Membership fees	190,678	179,571	175,121	173,257	159,300
Other revenues	53,614	50,114	47,010	46,478	53,816

Total revenues	10,877,239	10,050,597	9,884,582	8,886,760	8,363,185

Cost of sales, including buying and occupancy costs	9,697,014	8,950,774	8,866,948	7,967,989	7,472,146
Selling, general and administrative expenses	933,836	860,830	787,382	714,062	730,495
Preopening expenses	12,578	11,354	4,748	4,850	10,023
Restructuring, impairments and other (2)	25,681	—	—	—	—

Operating income	208,130	227,639	225,504	199,859	150,521
Interest (expense) income, net	(1,306)	(719)	764	3,742	2,638
Gain on contingent lease obligations	—	—	—	—	3,119

Income from continuing operations before income taxes	206,824	226,920	226,268	203,601	156,278
Provision for income taxes	82,558	92,111	87,742	79,493	59,694

Income from continuing operations	124,266	134,809	138,526	124,108	96,584
Loss from discontinued operations, net of income taxes	(29,230)	(3,538)	(4,625)	(1,661)	(25,079)

Net income	$95,036	$131,271	$133,901	$122,447	$71,505

Income per common share:
Basic earnings per share:
Income from continuing operations	$2.36	$2.52	$2.39	$1.95	$1.47
Loss from discontinued operations	(0.56)	(0.07)	(0.08)	(0.03)	(0.38)

Net income	$1.80	$2.45	$2.31	$1.92	$1.09

Diluted earnings per share:
Income from continuing operations	$2.31	$2.47	$2.35	$1.92	$1.46
Loss from discontinued operations	(0.54)	(0.07)	(0.08)	(0.02)	(0.38)

Net income	$1.77	$2.40	$2.27	$1.90	$1.08

Balance Sheet Data (1)
Working capital	$305,199	$166,548	$167,776	$198,905	$203,000
Total assets	2,321,675	2,171,296	2,026,069	2,050,697	1,993,014
Long-term debt	—	540	1,148	1,715	2,243
Noncurrent closed store obligations	29,922	8,291	9,336	10,633	14,794
Other noncurrent liabilities	150,127	130,833	129,031	117,690	93,132
Stockholders’ equity	1,144,309	1,025,553	977,855	974,225	1,014,034
Clubs open at end of year	189	187	180	177	172

(1)	Prior period results have been revised to correct errors in our accounting for ground leases as further described in Note 1 “Summary of Accounting Policies” of Notes to Consolidated Financial Statements and to reclassify the operating results of five clubs closed in 2010 to discontinued operations as described further in Note 3 “Discontinued Operations” of Notes to Consolidated Financial Statements
(2)	See Note 2 “Restructuring, Impairments and Other” of Notes to Consolidated Financial Statements

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless noted otherwise, the fiscal year ended January 29, 2011 is referred to as “2010.” Other fiscal years are referred to in a similar manner.

General Overview

BJ’s is a leading warehouse club operator in the Eastern United States. As of January 29, 2011, we operated 189 BJ’s warehouse clubs, 103 of which operate gasoline stations, in 15 states.

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

Paid membership is an essential component in our business. It not only provides a source of revenue, but it also promotes customer loyalty. Membership fees permit us to offer lower prices to our members, encouraging them to shop us more frequently. Member renewal rates are a key performance indicator for us. In 2010, our Inner Circle members renewed at a rate of 83% and our Business members renewed at a rate of 87%.

Comparable club sales performance, also known as same store sales, is an important measure throughout the retail industry. In determining comparable club sales, we include all clubs that were open for at least 13 months at the beginning of the period and were in operation during all of both periods being compared, including relocated clubs and expansions. If a club is in the process of closing, it is excluded from the determination of comparable clubs sales. Our comparable club sales for the last three fiscal years were:

	2010	2009	2008
Comparable club sales	4.4%	(1.9)%	9.4%
Less: contribution from gasoline sales	2.0%	(5.9)%	3.0%

Merchandise comparable club sales	2.4%	4.0%	6.4%

Our competitive prices drive the high sales volumes that are so critical in our business and that are essential to achieving both our top-line and bottom-line growth. We believe that the cost structure built into our business model puts us among the most efficient in the retail industry. We closely monitor our costs as a percentage of sales, particularly our payroll costs, which comprise the largest portion of our selling, general and administrative (“SG&A”) expenses.

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

Strategic Plan to Optimize Performance

In January 2011, we announced a strategic plan to strengthen our operating performance that included closing five underperforming clubs and restructuring our home office and certain field operations. The savings associated with these strategic actions are expected to make it possible for us to grow our earnings while continuing to make investments in information technology, chain expansion and club remodels.

The five closed clubs, located in Sunrise, Florida, Charlotte, North Carolina and three clubs in the Atlanta, Georgia market, were closed by the end of fiscal year 2010. The costs associated with closing the clubs and the operating results of the clubs are reported as discontinued operations in our Consolidated Financial Statements for all periods presented. The severance-related charges relating to the termination of employment of 110 of our home office and field operations employees are reported under the caption “Restructuring, impairments and other” on our Consolidated Statements of Income.

In connection with our strategic review of the Company’s operations, we recorded impairment charges to write down the long-lived assets at certain underperforming clubs that are projected to have future cash flow deficiencies, including our club in Flushing, NY. Refer to the “Critical Accounting Policies and Estimates” section herein for more information on how we determine impairments on fixed assets. These non-cash impairment charges are reported under the caption “Restructuring, impairments and other” on our Consolidated Statements of Income.

In January 2011, the Company’s Executive Vice President, Chief Financial Officer and Executive Vice President, Club Operations, retired. The severance-related charges for the departure of these executives and another member of senior management are included under the caption “Restructuring, impairments and other” on our Consolidated Statements of Income.

During the second quarter of 2010, we identified errors in our accounting for ground leases. These errors impact the rent expense we have reported in periods prior to the current fiscal year, but have no cash flow impact. In accordance with accounting guidance provided in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of these errors on prior period reported results and concluded that the errors were not material to any of our prior period financial statements. We have revised our prior period financial statements to correct these errors, and the discussion of prior periods below also reflects these revisions. See our discussion below under “Liquidity and Capital Resources” for further details.

Overview of 2010 Operations

Our earnings for 2010 reflect consistent growth in member visits, increased sales of merchandise, improved merchandise margins, successful member acquisition and renewals, continued investments in club remodels and technology and continued chain expansion, offset by restructuring charges and charges associated with the closure of five clubs.

Comparable club sales increased 4.4% in 2010, including a 2.4% increase in merchandise comparable club sales. Comparable club sales of food increased 4.1% for the year driven by a 7.4% increase in comparable club sales of perishables. Consistent with our strategy to increase our market share in food and consumables, we continued to make investments in our perishables business in 2010. New ordering systems improved inventory management in our meat and deli departments, and upgraded refrigeration cases provided a better assortment and presentation of merchandise. These investments, combined with better sourcing and club execution, contributed to improved merchandise margins in 2010. We believe this trend of strong perishable sales will continue in the coming years.

Comparable club sales of general merchandise decreased 0.5% for the year, due to a challenging economy and weak discretionary spending. Within non-edible consumables, certain items were unfavorably affected by deflation and members trading down to lower priced comparable products.

Our members shopped more frequently, as customer count on a comparable club basis, excluding sales of gasoline increased approximately 3% in 2010. This followed an increase of approximately 5% in 2009.

Membership fee income increased due to membership sign-ups at new clubs, strong renewal rates in comparable clubs and an increase in Rewards memberships.

We opened eight new clubs, including one relocation, and completed several major club renovations in 2010. We also made progress on technology initiatives, including completing our HR system upgrade, launching a new e-commerce website, and piloting our new store registers and self-checkout registers.

Outlook for 2011

Our priorities in 2011, similar to this past year, are to maintain momentum in market share gains, expand our chain, and invest in our existing business through renovations, club payroll and technology upgrades. We are planning for strong earnings growth driven by the membership fee increase, cost savings from our restructuring actions, and benefits from operating initiatives to drive margin growth and reduce expenses. These benefits will be partly offset by continued investments in technology, as well as increased club payroll and club remodels, designed to drive market share gains in food and consumables.

We are planning for a 5.5% to 7.5% increase in net sales. This assumes a merchandise comparable club sales increase of 2.0% to 4.0%.

Membership fee income is expected to increase 9.0% to 10.0%, driven by the $5 basic membership fee increase that became effective January 3, 2011, and by continued growth in the penetration of Rewards members. We expect the fee increase to generate approximately $10.0 million of incremental membership fee income in 2011, but we also expect renewal rates will decrease approximately 1.0%, a rate similar to the last time we increased our membership fee.

We are planning for improved merchandise margins of 10 to 15 basis points. This assumes a three to four basis point gain from a favorable sales mix, driven by a planned 7% comparable club increase in high margin perishable sales. The remainder of the margin improvement is planned to come from cost savings generated by various supply chain, global sourcing, and vendor initiatives.

We are planning a mid-single digit percent increase in SG&A. This reflects higher costs from investments in club payroll and technology, partially offset by cost savings from our restructuring actions. Total technology expense in 2011 is planned to increase by about $16.0 million. This increase in technology expense reflects increased payroll as we continue to build the infrastructure needed to support both strategic system projects and lifecycle replacements of our hardware, and additional depreciation expense from our new POS system and other projects.

Preopening expense is planned to decrease about $5.5 million versus 2010 due to the timing and location of expected club openings. All but one of the planned 2011 clubs is expected to open in the second half of the year.

We expect capital expenditures for 2011 to be in the range of $180.0 to $200.0 million. This assumes 6 to 8 new clubs, including one relocation. Four or five of the new locations will be our newer 85,000 square foot format. We expect to generate cash flow from operating activities in excess of $330 million which will fund our planned capital spending.

The foregoing discussion does not reflect the potential future impact of any merger, acquisition or disposition or other strategic transaction. See Item 1A, Risk Factors, “There are Uncertainties Introduced by Our Announcement to Explore and Evaluate Strategic Alternatives.”

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

We take physical inventories of merchandise on a cycle basis at every location each year. A second physical inventory is taken at the end of the year at selected locations. We estimate a reserve for inventory shrinkage for the period between physical inventories. This estimate is based on historical results of previous physical inventories, shrinkage trends or other judgments management believes to be reasonable under the circumstances. Our shrinkage percentage has been less than 0.20% of sales for the last three years. We have not had material adjustments between our estimated shrinkage percentages and actual results.

Long-Lived Assets

We review the realizability of our long-lived assets at the club level periodically and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We monitor our club portfolio to identify clubs that are underperforming. When we identify an underperforming club, we perform a review to reassess the future cash flows of the club. Current and expected operating results and cash flows and other factors are considered in connection with our reviews. Significant judgments are made in projecting future cash flows and are based on a number of factors, including the maturity level of the club, historical experience of clubs with similar characteristics, recent sales, margin and other trends and general economic assumptions. Our estimates of future cash flows are based on our experience, knowledge, and judgments. These estimates can be affected by factors that are difficult to predict including future revenue, operating results, and economic conditions. While we believe our estimates are reasonable, different assumptions regarding future cash flows could affect our analysis and result in future impairment. Impairment losses are measured and recorded as the difference between the carrying amount and the fair value of the assets.

In connection with the strategic actions outlined in our MD&A and in connection with our ongoing periodic review of club performance, we recorded pretax asset impairment charges of $18.8 million in 2010 to write down club assets including leasehold improvements, fixtures, and equipment to fair value at seven underperforming clubs. These charges are reported in “Restructuring, impairments and other” in our Consolidated Statements of Income.

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

We recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. See Note 10 in Notes to Consolidated Financial Statements for further additional information and amounts recorded.

Reserves for Closed Store and Facility Lease Obligations

We establish reserves for our lease liabilities on the date we cease use of the club or other facility under lease. The liabilities recorded are based on the present value of rent liabilities under the relevant leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the potential subleasing of the property. An annual discount rate is used based on the incremental borrowing rate for the Company during the weighted average period of time over which our lease obligations are expected to be paid.

A considerable amount of judgment is involved in determining our net liability related to closed club and facility leases, particularly in estimating potential sublease income. Based on our knowledge of real estate conditions in the local markets and our experience in those markets, we assume a period of time it would take to sublease the properties and the amount of potential sublease income for each property. We reassess our liability for closed club and facility leases at least every quarter and adjust our reserves accordingly when our assumptions change.

See Note 3 of Notes to Consolidated Financial Statements for additional information on our closed locations, including the 2010 closure of five clubs.

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

We estimate the fair value of our stock option awards using the Black-Scholes option pricing model. A discussion of the assumptions we used in applying the Black-Scholes model is contained in Note 8 of our Consolidated Financial Statements. Certain assumptions and inputs, particularly the market price on the grant date, the expected volatility of our stock, and the expected option life can have a significant effect on the fair value of options granted.

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

Results of Operations

The following table presents income statement data for the last three fiscal years. Prior period results have been revised for the lease revision adjustments described in Note 1 of Notes to Consolidated Financial Statements. Prior period results have also been adjusted to reflect the impact of reclassifying the operating results of five closed clubs to discontinued operations for all periods presented as described in Note 3 to Notes to Consolidated Financial Statements.

	Fiscal Year Ended
	January 29, 2011		January 30, 2010		January 31, 2009
	$	% of Sales	$	% of Sales	$	% of Sales
	(Dollars in Millions except Per Share Amounts)
Net sales	$10,633	100.0%	$9,821	100.0%	$9,662	100.0%
Membership fees	191	1.8	180	1.8	175	1.8
Other revenues	53	0.5	50	0.5	47	0.5

Total revenues	10,877	102.3	10,051	102.3	9,884	102.3
Cost of sales, including buying and occupancy costs	9,697	91.2	8,951	91.1	8,867	91.8
Selling, general and administrative expenses	934	8.8	861	8.8	787	8.1
Preopening expense	12	0.1	11	0.1	5	0.1
Restructuring, impairments and other	26	0.2	—	—	—	—

Operating income	208	2.0	228	2.3	225	2.3
Interest (expense) income, net	(1)	—	(1)	—	1	—

Income from continuing operations before income taxes	207	2.0	227	2.3	226	2.3
Provision for income taxes	83	0.8	92	0.9	88	0.9

Income from continuing operations	124	1.2	135	1.4	138	1.4
Loss from discontinued operations, net of income tax benefit	(29)	(0.3)	(4)	(0.1)	(4)	—

Net income	$95	0.9%	$131	1.3%	$134	1.4%

Diluted earnings per share:
Income from continuing operations	$2.31		$2.47		$2.35
Loss from discontinued operations	(0.54)		(0.07)		(0.08)

Net income	$1.77		$2.40		$2.27

Number of clubs in operation at year end	189		187		180

Comparison of 2010 to 2009

Net Sales

Net sales increased 8.3% from 2009 to 2010. The increase was driven by a 4.4% increase in comparable clubs sales and sales from 14 new clubs opened since the beginning 2009. The increase in comparable club sales includes a favorable impact from gasoline sales of 2.0%. Total gasoline sales in 2010 were 25% higher than 2009 due to an approximate 15% increase in the average retail price per gallon and an approximate 9% increase in gallons sold.

Comparable club sales

	Fifty-Two Weeks Ended January 29, 2011	Fifty-Two Weeks Ended January 30, 2010
Comparable club sales	4.4%	(1.9)%
Less: contribution from gasoline sales	2.0%	(5.9)%

Merchandise comparable club sales	2.4%	4.0%

Merchandise comparable club sales increased 2.4% from 2009 to 2010, due largely to increased sales in food and consumables. Food accounted for approximately 66% of merchandise sales in 2010 versus approximately 65% in 2009. On a comparable club basis, food sales increased by 4.1% for the year while general merchandise sales decreased by 0.5% for the year. A 7.4% increase in comparable club sales of perishables drove the increase in food sales. We expect this trend of strong perishable sales to continue for the foreseeable future. General merchandise sales were pressured by weak discretionary spending, deflation in certain product categories, and members trading down to lower priced comparable products. We estimate that merchandise comparable clubs sales were impacted by price inflation of approximately 1.0% to 1.5%, as price inflation on perishable foods was partially offset by average transaction decreases within edible food and non-edible consumables.

Stronger performing departments compared to last year include dairy, fresh produce, fresh meat, juices, milk, frozen foods, salty snacks, prepared foods and small appliances. Weaker performing departments include televisions, pre-recorded video, baby care, household chemicals, paper products, and men’s and children’s apparel.

Excluding sales of gasoline, customer count on a comparable club basis increased approximately 3% over last year. The average transaction amount, excluding sales of gasoline, decreased approximately 1% in 2010. We believe that the increase in customer count is attributable to our continued focus on our perishable food business.

We estimate that new competition and cannibalization negatively impacted our merchandise comparable club sales by approximately 1.5% to 2.0% in 2010 compared to a negative impact of approximately 1.0% to 1.5% in 2009.

Membership fees and Other revenues

Membership fee income was $190.7 million in 2010 versus $179.6 million in 2009, a 6.2% increase. The increase reflects the benefit from opening seven new clubs in 2010, strong renewal rates in comparable clubs, and an increase in Rewards memberships. Our Inner Circle renewal rate increased 0.7% over 2009 and our Business member renewal rate increased 0.2% over 2009. Rewards members represented approximately 7.8% of all members and approximately 17% of merchandise sales in 2010. In 2009, Rewards members represented approximately 5.5% of all members and approximately 13% of merchandise sales.

Other revenues were $53.6 million in 2010 versus $50.1 million in 2009, a 7.0% increase. The increase was driven by commissions from our third party optical services provider, revenues from our tire bay area, and revenues from other ancillary front end programs.

Cost of sales, including buying and occupancy costs

Cost of sales (including buying and occupancy costs) was 91.20% of net sales in 2010 versus 91.14% of net sales in 2009. The increase of six basis points reflects the unfavorable mix impact from strong sales of low margin gasoline of approximately 20 basis points and an increase in buying and occupancy costs of approximately four basis points. These increases were partially offset by improved merchandise margins of approximately 18 basis points.

Buying and occupancy costs increased in 2010 due to higher occupancy expense from new club openings and higher depreciation expense from investments in technology and club remodels, but were partially offset by lower utilities costs due to favorable energy rates. Merchandise margins increased due to strong sales of high margin perishables and softer sales in some low margin non-edible consumables and general merchandise departments.

To offset some of the volatility in the cost of our retail gasoline sales, we have periodically hedged a portion of our anticipated future petroleum product purchases through the use of exchange traded options. We have not designated these contracts as hedges for accounting purposes; therefore we adjust the value of these option contracts to fair value at the end of each reporting period, with the corresponding gain or loss reflected in cost of sales. In 2010, we recorded a pretax gain of $0.3 million from our gasoline hedging activities versus a pretax loss of $0.4 million in 2009. There were no outstanding option contracts at January 29, 2011.

Selling, general and administrative expenses

SG&A expenses were 8.78% of net sales in 2010 versus 8.77% in 2009. Last year’s results included costs for settlement of wage and hour litigation, offset by income from the reversal of a provision for credit card claims and income from a Mastercard/Visa class action settlement. Combined, these adjustments negatively impacted SG&A by approximately three basis points. The remaining increase in 2010 was due mainly to increases in payroll costs, and expenses related to our home office relocation, offset by a decrease in bonus expense.

Total SG&A expenses increased by $73.0 million, or 8.5%, from 2009 to 2010. The growth in SG&A was driven primarily by increases in both club and home office payroll. The increase in club payroll was due to a combination of new club openings and strategic investments in existing clubs to drive perishable sales. The increase in home office payroll was primarily due to increased spending on our technology initiatives. Payroll and payroll benefits (including share-based compensation) increased $59.4 million from the prior year and accounted for 77% of all SG&A expenses in 2010 versus 76% in 2009. Technology related payroll and payroll benefits costs increased by approximately $5.4 million over last year.

Preopening expenses

Preopening expenses were $12.6 million in 2010 versus $11.4 million in 2009. The increase reflects the timing and location of new club openings. In 2010 we opened seven new clubs, including three in urban locations that generally have higher preopening costs. Two of our 2010 club openings and one club that opened early in 2011 are subject to ground leases. None of our 2009 club openings are subject to a ground lease. For clubs subject to ground leases, we recognize rent expense when we take possession of the property, which is several months before the actual club opening.

Restructuring, impairments and other

We incurred $25.7 million of expense in 2010 relating to our previously mentioned strategic initiatives, including $2.8 million of severance-related charges for home office and field operations employees. Of the $2.8 million of severance-related charges, approximately $2.6 million relates to home office staff reductions, and the remainder, or $0.2 million, relates to distribution center staff reductions. Home office payroll costs are ordinarily a component of SG&A, while distribution center payroll costs are recorded in cost of sales, including buying and occupancy costs.

We also recorded $18.8 million of impairment charges in 2010 related to certain underperforming clubs that are projected to have future cash flow deficiencies. The remaining charges of $4.1 million are severance-related charges related to the retirements of members of senior management.

Interest expense, net

Net interest expense was $1.3 million in 2010 compared to net interest expense of $0.7 million in 2009 due to a full year of commitment fees recognized on our unsecured credit agreement. See Note 13 of Notes to Consolidated Financial Statements for a summary of the components of interest expense, net.

Provision for income taxes

Our income tax provision was 39.9% of pretax income from continuing operations in 2010 versus 40.6% in 2009. See Note 10 of Notes to Consolidated Financial Statements for additional information relating to income taxes.

Loss from Discontinued Operations

During 2010, we made the strategic decision to close five underperforming clubs. The pretax operating loss of these clubs was $5.2 million in 2010 and $5.3 million in 2009. The loss from discontinued operations in 2010 also includes a $41.8 million pretax charge associated with closing the clubs, of which $33.5 million is related to liabilities established for future lease obligations. The remaining balance in discontinued operations for 2010 and 2009 consists of charges related to closed store lease obligations for clubs that closed in prior years.

Net income

Net income was $95.0 million, or $1.77 per diluted share, in 2010 versus $131.3 million, or $2.40 per diluted share, in 2009. Net income in 2010 included post-tax expense of $41.1 million, or $0.76 per diluted share, for charges related to club closures, restructuring, asset impairments and other. Of the $41.1 million post-tax charge, $25.8 million, or $0.48 per diluted share, related to club closures and are recorded in discontinued operations.

Comparison of 2009 to 2008

Net Sales

Net sales increased 1.6% from 2008 to 2009. The increase was driven by sales from new clubs and gasoline stations, partially offset by a decrease in comparable club sales of 1.9%. Lower retail gasoline prices throughout the first nine months of the year contributed to gasoline sales that were approximately 35% below last year.

	Fifty-Two Weeks Ended January 30, 2010	Fifty-Two Weeks Ended January 31, 2009
Comparable club sales	(1.9)%	9.4%
Less: contribution from gasoline sales	(5.9)%	3.0%

Merchandise comparable club sales	4.0%	6.4%

Comparable Club Sales

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

Membership fees and Other revenues

Membership fee income was $179.6 million in 2009 versus $175.1 million in 2008. The increase reflected the benefit from opening seven new clubs in 2009, strong renewal rates in comparable clubs and an increase in Rewards memberships. In 2009, Inner Circle members renewed at a rate which was about 0.3% higher than 2008. Our renewal rate for Business members was essentially flat to 2008. Rewards memberships increased by 21% at the end of 2009 and accounted for approximately 5.5% of our primary members and approximately 13% of merchandise sales in 2009.

Other revenues increased $3.1 million from $47.0 million in 2008 to $50.1 million in 2009 due mainly to increases in food court revenue, tire bay revenue and commissions from our third party optical services provider.

Cost of sales, including buying and occupancy costs

Cost of sales (including buying and occupancy expenses) was 91.14% of net sales in 2009 versus 91.77% of net sales in 2008. The 63 basis point improvement reflected favorable merchandise margins of approximately 37 basis points and a favorable impact from decreased sales of low margin gasoline of approximately 46 basis points, partially offset by de-leveraging of buying and occupancy costs of approximately 19 basis points. Merchandise margins benefited from supply chain improvements, favorable comparisons to last year’s higher level of general merchandise markdowns, operational enhancements which reduced shrinkage and salvage costs, and from a favorable sales mix of high margin perishables.

In 2009, we recorded a pretax loss of $0.4 million from our gasoline hedging activities versus a pretax gain of $0.1 million in 2008. There were no positions open at January 30, 2010.

Selling, general and administrative expenses

SG&A expenses were 8.77% of net sales in 2009 versus 8.15% in 2008. The increase of 62 basis points was attributable mainly to an increase of 50 basis points in payroll and payroll benefits (including stock-based compensation), 12 basis points related to the third quarter’s wage and hour settlement and three basis points in other miscellaneous expenses, partially offset by three basis points due to income received from a VISA/MasterCard class action settlement.

Total SG&A expenses increased by $73.4 million, or 9.3%, from 2008 to 2009. Payroll and payroll benefits (including stock-based compensation) increased $59.6 million from the prior year and accounted for 76% of all SG&A expenses in each of 2009 and 2008. The remaining increase in SG&A was due largely to $11.7 million of expense related to the wage and hour settlement.

Preopening expenses

Preopening expenses were $11.4 million in 2009 versus $4.7 million in 2008. The increase reflects the timing and location of new club openings. In 2009 we opened seven new clubs compared to four new clubs in 2008. Our club openings in 2009 included four new clubs in the Metro New York market and two new clubs in the Philadelphia market. Our larger urban clubs generally have higher preopening costs.

Interest (expense) income, net

Net interest expense was $0.7 million in 2009 compared to net interest income of $0.8 million in 2008 due to lower amounts of invested cash in 2009. See Note 13 of Notes to Consolidated Financial Statements for a summary of the components of interest (expense) income, net.

Provision for income taxes

Our income tax provision was 40.6% of pretax income from continuing operations in 2009 versus 38.8% in 2008. The provision in 2008 included the favorable settlements of state income tax audits which decreased our effective rate by 1.5%. See Note 10 of Notes to Consolidated Financial Statements for additional information relating to income taxes.

Income from continuing operations

Income from continuing operations was $134.8 million, or $2.47 per diluted share, in 2009 versus $138.5 million, or $2.35 per diluted share, in 2008. 2009 included post-tax expense of $6.9 million, or $0.13 per diluted share, for the wage and hour class action settlement, post-tax income of $1.8 million, or $0.03 per diluted share, related to monies received from a VISA/MasterCard class action settlement, and post-tax income of $1.7 million, or $0.03 per diluted share, for the reversal of a provision for credit card claims. 2008 included post-tax income of $3.3 million, or $.06 per diluted share, from favorable state income tax audit settlements.

Loss from discontinued operations

In 2009, we recorded a loss from discontinued operations (net of income tax benefit) of $3.5 million, or $0.07 per diluted share, which consisted of the operating loss from the five clubs closed in 2010 and accretion charges on prior year’s closed store lease obligations. In 2008, we recorded a loss from discontinued operations of $4.6 million, or $0.08 per diluted share, which consisted of the post-tax operating loss from the five clubs closed in 2010 of $3.4 million, post-tax increase of $0.3 million in the reserve for a BJ’s club which closed in 2002, post-tax expense of $0.2 million related to a club closing in South Carolina, post-tax operating loss for the South Carolina club of $0.2 million and interest accretion charges on prior year’s closed store lease obligations.

Net income

Net income was $131.3 million, or $2.40 per diluted share, in 2009 versus $133.9 million, or $2.27 per diluted share, in 2008.

Seasonality

BJ’s business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been strongest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Liquidity and Capital Resources

Our primary source of liquidity is cash flows generated from club operations. Cash and cash equivalents totaled $101.4 million as of January 29, 2011. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations through the term of our credit agreement, which expires on October 30, 2012. However, we may from time to time seek to obtain additional financing.

Cash flows

Net cash provided by operating activities was $228.8 million in 2010 compared to $300.0 million in 2009 and $224.0 million in 2008. The decrease in net cash provided by operating activities in 2010 was mainly driven by an increase in merchandise inventories, net of accounts payable, lower bonus accruals and payments for the settlement of wage and hour litigation.

Cash flow from changes in merchandise inventories, net of accounts payable, decreased $51.6 million in 2010 versus an increase of $0.6 million in 2009. Average inventory per club at year end increased 4.4% versus last year, due to an increase in inventory for an earlier reset of spring seasonal goods versus last year, the impact of carrying some transferred inventory from the clubs that closed in January, and inventory for a club in Elsmere, Delaware, that opened shortly after the end of the year. The ratio of accounts payable to merchandise inventories was 66.7% at the end of 2010 versus 71.6% at the end of 2009. This ratio was also unfavorably affected by the inventory transferred from closed clubs as well as major snowstorms in December and January that lowered sales and inventory turns.

The increase from 2008 to 2009 was driven by lower cash payments for taxes, a favorable change in merchandise inventories, net of accounts payable, and an increase due to changes in certain balance sheet accounts which were affected by the timing of payments and other factors.

Cash invested in property additions was $186.7 million in 2010, $176.4 million in 2009, and $138.0 million in 2008. In 2010, we opened seven new clubs and relocated one club. Two of this year’s clubs are owned and subject to ground leases; the remaining clubs are leased. In 2009, we opened seven new clubs; one owned and six leased. In 2008, we opened four new clubs; one owned, one leased and two owned and subject to ground leases. We also invested approximately $32 million on club renovations and approximately $46 million on technology upgrades in 2010. Our technology expenditures for the year were lower than we had planned due to more effective project execution, improved negotiation with suppliers and better integration with our business teams.

We expect that capital expenditures will total approximately $180 to $200 million in 2011, based on plans to open six to eight new clubs, including one relocation, spend approximately $54 million on IT projects and spend approximately $25 million on club renovations. The timing of actual openings and renovations and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process. Spending on IT projects could also vary due to the complexity of the projects and the availability of resources needed to complete the projects.

In 2010, we repurchased 0.1 million shares of our common stock for $4.2 million, or an average price of $33.95 per share. In 2009, we repurchased 3.8 million shares of our common stock for $117.8 million, or an average price of $31.38 per share. In 2008, we repurchased 5.4 million shares of our common stock for $180.8 million, or an average price of $33.33 per share. These amounts differ from treasury stock repurchases reported on our Consolidated Statement of Cash Flows due to shares acquired to satisfy employee’s tax obligations upon the vesting of restricted stock awards and for stock repurchase transactions that had not settled at the beginning of the fiscal year. Refer to Note 7 in Notes to Consolidated Financial Statements for additional information.

From the inception of our share repurchase activities in August 1998, we have repurchased approximately 34.6 million shares of our common stock for a total of $1.08 billion, or an average price of $31.11 per share. As of January 29, 2011, the Company’s remaining repurchase authorization from the Board of Directors was $272.0 million.

Debt and Credit Facilities

In January 2004, we assumed a real estate mortgage with a principal balance of $4 million in connection with the purchase of a club that was previously leased. This debt carries an interest rate of 7%, is payable in monthly installments maturing on November 1, 2011 and has a significant prepayment penalty. The principal balance at January 29, 2011 was $0.5 million.

On October 30, 2009, we entered into a $200.0 million unsecured credit agreement with a group of banks which expires on October 30, 2012. The agreement includes a $50.0 million sub-facility for letters of credit, of which no amount was outstanding at January 29, 2011. See Note 4 in Notes to the Consolidated Financial Statements for further details of the credit agreement.

In addition to the credit agreement, we maintain a $25.0 million uncommitted credit line for short-term borrowings. We plan to renew this line before its April 30, 2011 expiration. We also maintain two separate facilities totaling $72.0 million for letters of credit, primarily to support the purchase of inventories, of which $11.6 million was outstanding at January 29, 2011.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at January 29, 2011 and January 30, 2010.

Lease Obligations

In 2010, in connection with our strategic initiative, we established reserves for our liabilities related to leases for five BJ’s clubs that were closed. The remaining lease terms for these clubs range from four to 163 months. As of January 29, 2011, our reserve for these obligations was $33.5 million.

In 2010, in connection with relocating our home office, we established a reserve for our former home office lease obligations. Our reserve as of January 29, 2011 for these lease obligations was $3.0 million.

In 2006 and 2002, we established reserves for our liabilities related to leases for two closed ProFoods clubs and three closed BJ’s clubs, respectively. All but two of these leases were settled in prior years. Our reserve as of January 29, 2011 for the remaining two leases was $10.5 million. Subsequent to year end we paid $7.6 million to settle one of the two remaining leases.

Our lease reserves are based on the present value of rent liabilities under the remaining leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated future income from the potential subleasing of these properties.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for these obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store and home office lease obligations to be approximately $85.7 million at January 29, 2011.

During the second quarter of 2010, we identified errors in our accounting for ground leases. In accordance with accounting guidance provided in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of these errors on prior period reported results and concluded that the errors were not material to any of our prior period financial statements. We also concluded that had the errors been corrected in our financial statements for the period ended July 31, 2010, the impact of such an adjustment would have been material to our financial statements for that period. As such, in accordance with accounting guidance provided in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the financial statements for the prior periods presented have been revised as follows. This non-cash revision does not impact our revenues or cash flows for any prior period. The “As Revised” amounts presented below reflect the ground lease adjustments made to previously reported results. See Note 3 “Discontinued Operations” for adjustments made for our 2010 club closures.

	January 30, 2010			January 31, 2009
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Deferred income taxes	$5,553	$5,209	$10,762	$8,033	$4,633	$12,666
Total assets	2,166,087	5,209	2,171,296	2,021,436	4,633	2,026,069
Other noncurrent liabilities	117,810	13,023	130,833	117,449	11,582	129,031
Retained earnings	1,463,146	(7,814)	1,455,332	1,351,217	(6,949)	1,344,268
Total stockholders’ equity	1,033,367	(7,814)	1,025,553	984,804	(6,949)	977,855
Total liabilities and stockholders’ equity	$2,166,087	$5,209	$2,171,296	$2,021,436	$4,633	$2,026,069

	Fiscal Year Ended January 30, 2010			Fiscal Year Ended January 31, 2009
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cost of sales, including buying and occupancy costs	$9,080,845	$100	$9,080,945	$9,003,978	$125	$9,004,103
Preopening expenses	10,013	1,341	11,354	3,736	1,012	4,748
Operating income	223,787	(1,441)	222,346	220,927	(1,137)	219,790
Provision for income taxes	90,533	(576)	89,957	85,871	(455)	85,416
Income from continuing operations	132,535	(865)	131,670	135,820	(682)	135,138
Net income	$132,136	$(865)	$131,271	$134,583	$(682)	$133,901
Basic earnings per share Net Income	$2.47	$(0.02)	$2.45	$2.32	$(0.01)	$2.31
Diluted earnings per share Net Income	$2.42	$(0.02)	$2.40	$2.28	$(0.01)	$2.27

Contractual Obligations

BJ’s had no significant off-balance sheet arrangements at any time during any of the periods presented in this Form 10-K.

The following summarizes our contractual cash obligations as of January 29, 2011 and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	2011	2012 to 2013	2014 to 2015	2016 and thereafter	Total
	(Dollars in Thousands)
Current debt	$558	$—	$—	$—	$558
Operating leases	182,400	366,995	364,144	1,831,053	2,744,592
Purchase obligations	416,468	28,993	19,080	—	464,541
Closed store obligations	16,772	13,180	6,091	10,651	46,694
Other long-term liabilities	61	18,931	19,805	41,065	79,862

	$616,259	$428,099	$409,120	$1,882,769	$3,336,247

In the table above, current debt consists of a real estate mortgage which matures on November 1, 2011. Amounts for current debt include interest as well as principal. We have no obligations under capital leases at January 29, 2011.

Amounts for operating leases reflect future minimum lease payments, excluding insurance, taxes or maintenance costs as disclosed in Note 5 of Notes to Consolidated Financial Statements. We have options to renew all of our leases. The table above does not reflect any lease payments we would make pursuant to such renewal options, except for ground leases that include reasonably assured renewal options.

Approximately 84% of purchase obligations represent future payments for merchandise purchases. The remainder consists primarily of capital commitments and purchased services.

Amounts for closed store obligations comprise our liabilities on the balance sheet at January 29, 2011 for five BJ’s clubs that closed in 2010, one BJ’s club that closed in 2002 and one ProFoods club that closed in 2002. Timing of payments was based on our estimates of when these liabilities would likely be satisfied through lease payments, net of estimated potential sublease income.

Amounts for other long-term liabilities consist mainly of payments for self-insured workers’ compensation and general liability claims and for asset retirement obligations, both of which are included on our balance sheet at January 29, 2011. The estimated timing of payments for insurance claims is based primarily on recent payment experience. The timing of asset retirement obligation payments corresponds to the end of the estimated useful life assigned to the assets. Not included in Other long-term liabilities in the table above are payments of $63.7 million for our rent escalation liabilities because they are already included in the “operating leases” line, and deferred revenue of $2.8 million, which is not a cash obligation.

As of January 29, 2011 we had accrued $3.8 million of unrecognized tax benefits for uncertain tax positions and related interest in other noncurrent liabilities. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations, as the timing of examinations and ultimate resolution of those examinations are uncertain.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We believe that our potential exposure to market risk as of January 29, 2011 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at January 29, 2011. We held no derivatives at January 29, 2011.

Item 8.	Financial Statements and Supplementary Data

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(Dollars in Thousands except Per Share Amounts)
Net sales	$10,632,947	$9,820,912	$9,662,451
Membership fees	190,678	179,571	175,121
Other revenues	53,614	50,114	47,010

Total revenues	10,877,239	10,050,597	9,884,582
Cost of sales, including buying and occupancy costs	9,697,014	8,950,774	8,866,948
Selling, general and administrative expenses	933,836	860,830	787,382
Preopening expenses	12,578	11,354	4,748
Restructuring, impairments and other	25,681	—	—

Operating income	208,130	227,639	225,504
Interest (expense) income, net	(1,306)	(719)	764

Income from continuing operations before income taxes	206,824	226,920	226,268
Provision for income taxes	82,558	92,111	87,742

Income from continuing operations	124,266	134,809	138,526
Loss from discontinued operations, net of income tax benefit of $20,112, $2,428, and $3,175, respectively	(29,230)	(3,538)	(4,625)

Net income	$95,036	$131,271	$133,901

Basic earnings per share:
Income from continuing operations	$2.36	$2.52	$2.39
Loss from discontinued operations	(0.56)	(0.07)	(0.08)

Net income	$1.80	$2.45	$2.31

Diluted earnings per share:
Income from continuing operations	$2.31	$2.47	$2.35
Loss from discontinued operations	(0.54)	(0.07)	(0.08)

Net income	$1.77	$2.40	$2.27

Number of common shares for earnings per share computations:
Basic	52,649,434	53,543,461	58,058,061
Diluted	53,745,977	54,658,211	58,948,955

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

	January 29, 2011	January 30, 2010
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$101,350	$58,752
Accounts receivable, net	140,195	128,137
Merchandise inventories	981,576	930,289
Current deferred income taxes	20,265	18,252
Prepaid expenses	39,119	37,197
Prepaid taxes	9,707	—

Total current assets	1,292,212	1,172,627
Property at cost:
Land and buildings	723,592	694,136
Leasehold costs and improvements	226,836	229,915
Furniture, fixtures and equipment	626,040	599,949

	1,576,468	1,524,000
Less: accumulated depreciation and amortization	571,421	562,159

	1,005,047	961,841
Deferred income taxes	—	10,762
Other assets	24,416	26,066

Total assets	$2,321,675	$2,171,296

LIABILITIES
Current liabilities:
Current installments of long-term debt	$540	$608
Accounts payable	655,084	665,907
Accrued expenses and other current liabilities	314,617	318,897
Accrued federal and state income taxes	—	18,980
Closed store obligations due within one year	16,772	1,687

Total current liabilities	987,013	1,006,079
Long-term debt, less portion due within one year	—	540
Noncurrent closed store obligations	29,922	8,291
Deferred income taxes	10,304	—
Other noncurrent liabilities	150,127	130,833

Commitments and contingencies (See Notes 5 and 6)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744
Additional paid-in capital	242,536	224,206
Retained earnings	1,536,435	1,455,332
Accumulated other comprehensive income (loss)	458	(773)
Treasury stock, at cost, 19,986,108 and 20,616,431 shares	(635,864)	(653,956)

Total stockholders’ equity	1,144,309	1,025,553

Total liabilities and stockholders’ equity	$2,321,675	$2,171,296

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95,036	$131,271	$133,901
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for closing and impairment costs	65,649	861	1,371
Depreciation and amortization of property	126,727	112,777	107,609
Loss on property disposals	404	296	475
Other noncash items (net)	(74)	(1,999)	1,261
Stock-based compensation expense	16,695	22,011	19,398
Deferred income taxes	18,206	(2,066)	8,052
Excess tax benefit from exercise of stock options	(1,629)	(1,047)	(3,338)
Tax benefit from share-based compensation	1,635	1,222	4,441
Increase (decrease) in cash due to changes in:
Accounts receivable	(12,058)	(3,639)	(9,270)
Merchandise inventories	(51,287)	(70,769)	17,946
Prepaid expenses	(1,922)	(9,833)	1,627
Other assets	1,650	(3,716)	(23)
Accounts payable	(271)	71,402	(36,218)
Changes in book overdrafts	(10,552)	11,138	(3,380)
Accrued expenses	(4,700)	30,962	5,041
Accrued income taxes	(28,687)	5,492	(30,721)
Closed store obligations	(6,459)	(1,605)	(2,269)
Other noncurrent liabilities	20,410	7,206	8,134

Net cash provided by operating activities	228,773	299,964	224,037

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(186,706)	(176,396)	(138,039)
Proceeds from property disposals	110	—	8,722
Purchase of marketable securities	(898)	(436)	(245)
Sale of marketable securities	1,159	31	349

Net cash used in investing activities	(186,335)	(176,801)	(129,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit from exercise of stock options	1,629	1,047	3,338
Repayment of long-term debt	(608)	(567)	(529)
Dividends paid	(25)	(25)	(25)
Proceeds from issuance of common stock	18,376	13,235	26,494
Purchase of treasury stock	(19,212)	(129,258)	(170,259)

Net cash provided by (used in) financing activities	160	(115,568)	(140,981)

Net increase (decrease) in cash and cash equivalents	42,598	7,595	(46,157)
Cash and cash equivalents at beginning of year	58,752	51,157	97,314

Cash and cash equivalents at end of period	$101,350	$58,752	$51,157

Supplemental cash flow information:
Treasury stock issued for compensation plans	$20,335	$19,337	$17,723
Treasury stock surrendered upon vesting of restricted stock	10,023	1,709	96
Interest paid, net of capitalized interest	633	450	284
Income taxes paid	72,927	86,257	107,236
Noncash financing and investing activities:
Addition of asset retirement costs	310	195	2,452
Property additions included in accrued expenses	31,281	25,511	34,200

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
	(In Thousands)
Balance, February 2, 2008	74,410	$744	$177,134	$1,233,372	$(540)	(14,028)	$(436,485)	$974,225
Comprehensive Income:
Net income	—	—	—	133,901	—	—	—	133,901
Postretirement medical plan adjustment, net of tax of $185	—	—	—	—	270	—	—	270

Comprehensive Income								134,171
Issuance of common stock	—	—	4,441	(22,980)	—	1,581	49,474	30,935
Dividends paid	—	—	—	(25)	—	—	—	(25)
Purchase of treasury stock	—	—	—	—	—	(5,425)	(180,849)	(180,849)
Stock compensation expense	—	—	19,398	—	—	—	—	19,398

Balance, January 31, 2009	74,410	$744	$200,973	$1,344,268	$(270)	(17,872)	$(567,860)	$977,855
Comprehensive Income:
Net income	—	—	—	131,271	—	—	—	131,271
Postretirement medical plan adjustment, net of tax of ($346)	—	—	—	—	(503)	—	—	(503)

Comprehensive Income								130,768
Issuance of common stock	—	—	1,222	(20,182)	—	1,057	33,417	14,457
Dividends paid	—	—	—	(25)	—	—	—	(25)
Purchase of treasury stock	—	—	—	—	—	(3,801)	(119,513)	(119,513)
Stock compensation expense	—	—	22,011	—	—	—	—	22,011

Balance, January 30, 2010	74,410	$744	$224,206	$1,455,332	$(773)	(20,616)	$(653,956)	$1,025,553
Comprehensive Income:
Net income	—	—	—	95,036	—	—	—	95,036
Postretirement medical plan adjustment, net of tax of $847	—	—	—	—	1,231	—	—	1,231

Comprehensive Income								96,267
Issuance of common stock	—	—	1,635	(13,908)	—	1,014	32,284	20,011
Dividends paid	—	—	—	(25)	—	—	—	(25)
Purchase of treasury stock	—	—	—	—	—	(384)	(14,192)	(14,192)
Stock compensation expense	—	—	16,695	—	—	—	—	16,695

Balance, January 29, 2011	74,410	$744	$242,536	$1,536,435	$458	(19,986)	$(635,864)	$1,144,309

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements of BJ’s Wholesale Club, Inc. (“BJ’s” or the “Company” or “we”) include the financial statements of all of the Company’s subsidiaries, all of whose common stock is wholly owned by the Company.

During the second quarter of 2010, we identified errors in our accounting for ground leases. In accordance with accounting guidance provided in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of these errors on prior period reported results and concluded that the errors were not material to any of our prior period financial statements. We also concluded that had the errors been corrected in our financial statements for the period ended July 31, 2010, the impact of such an adjustment would have been material to our financial statements for that period. As such, in accordance with accounting guidance provided in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the financial statements for the prior periods presented have been revised as follows. This non-cash revision does not impact our revenues or cash flows for any prior period. The “As Revised” amounts presented below reflect the ground lease adjustments made to previously reported results. See Note 3 “Discontinued Operations” for adjustments made for our 2010 club closures.

	January 30, 2010			January 31, 2009
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Deferred income taxes	$5,553	$5,209	$10,762	$8,033	$4,633	$12,666
Total assets	2,166,087	5,209	2,171,296	2,021,436	4,633	2,026,069
Other noncurrent liabilities	117,810	13,023	130,833	117,449	11,582	129,031
Retained earnings	1,463,146	(7,814)	1,455,332	1,351,217	(6,949)	1,344,268
Total stockholders’ equity	1,033,367	(7,814)	1,025,553	984,804	(6,949)	977,855
Total liabilities and stockholders’ equity	$2,166,087	$5,209	$2,171,296	$2,021,436	$4,633	$2,026,069

	Fiscal Year Ended January 30, 2010			Fiscal Year Ended January 31, 2009
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cost of sales, including buying and occupancy costs	$9,080,845	$100	$9,080,945	$9,003,978	$125	$9,004,103
Preopening expenses	10,013	1,341	11,354	3,736	1,012	4,748
Operating income	223,787	(1,441)	222,346	220,927	(1,137)	219,790
Provision for income taxes	90,533	(576)	89,957	85,871	(455)	85,416
Income from continuing operations	132,535	(865)	131,670	135,820	(682)	135,138
Net income	$132,136	$(865)	$131,271	$134,583	$(682)	$133,901
Basic earnings per share Net Income	$2.47	$(0.02)	$2.45	$2.32	$(0.01)	$2.31
Diluted earnings per share Net Income	$2.42	$(0.02)	$2.40	$2.28	$(0.01)	$2.27

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. The fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 each included 52 weeks.

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

Cash Equivalents and Marketable Securities

We consider highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Investments with maturities exceeding three months are classified as marketable securities. We had no marketable securities at January 29, 2011 and January 30, 2010.

Accounts Receivable

Accounts receivable consist primarily of credit card receivables and vendor rebates and allowances and are stated net of allowances for doubtful accounts of $0.7 million at January 29, 2011 and $1.0 million at January 30, 2010. The determination of the allowance for doubtful accounts is based on BJ’s historical experience applied to an aging of accounts and a review of individual accounts with a known potential for write-off.

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

Property and Equipment

Property and equipment are stated at cost. Property is depreciated by use of the straight-line method for financial reporting purposes. Buildings are depreciated over 33 1/3 years. Leasehold costs and improvements are amortized over the remaining lease term (which includes renewal periods that are reasonably assured) or the asset’s estimated useful life, whichever is shorter. Leasehold costs and improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term are amortized over the term that includes the required lease term and renewal periods that are reasonably assured, or their estimated useful life, whichever is shorter. Furniture, fixtures and equipment are depreciated over three to ten years. Interest related to the development of buildings is capitalized during the construction period.

We capitalize certain computer software costs incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are included in furniture, fixtures, and equipment and are amortized on a straight-line basis over the estimated useful lives of the software, generally three to seven years.

Repairs and maintenance costs are expensed as incurred.

Impairment of Long-lived Assets and Fair Value Measurements

We review the realizability of our long-lived assets periodically and whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Current and expected operating results and cash flows and other factors are considered in connection with our reviews. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of individual clubs and consolidated net cash flows for long-lived assets not identifiable to individual clubs. Impairment losses are measured as the difference between the carrying amount and the fair value of the assets being evaluated.

In connection with the strategic actions outlined in Note 2 and in connection with our ongoing periodic review, we recorded pretax asset impairment charges of $18.8 million in 2010 to write down club assets including leasehold improvements, fixtures and equipment, to fair value at seven underperforming clubs. These charges are reported in Restructuring, impairments and other in our Consolidated Statements of Income. We also recorded impairment charges in SG&A expense of $2.9 million in 2010, $0.5 million in 2009, and $0.1 million in 2008 to write down to fair value other fixed assets.

We classify fair value based measurements on a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows: Level 1, quoted market prices in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1 such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The fair value of assets at underperforming clubs were estimated using an income approach, in which the Company utilized discounted cash flow projections over the life of the underlying lease agreements. These projections, which include estimates of future net sales, direct club expenses, and non-cash club adjustments, are based on the experience of management, including historical club operating results, its knowledge and expectations. These estimates can be affected by factors that can be difficult to predict, such as future operating results, customer activity and future economic conditions. These measures of fair value, and related inputs, are considered a level 3 approach under the fair value hierarchy.

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

The Company’s Rewards members qualify for a 2% reward (which can only be redeemed at BJ’s clubs), up to a maximum of $500 per year, on all qualified purchases made at BJ’s. The Company accounts for this 2% reward as a reduction in sales, with the related liability being classified within other current liabilities. The reduction in sales for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, and the related liability as of those dates were as follows:

	2010	2009	2008
	(Dollars in Thousands)
Rewards earned	$29,179	$21,267	$18,162
Liability for unredeemed rewards	11,594	7,922	6,431

BJ’s gift cards are available for purchase at all of our clubs. We do not charge administrative fees on unused gift cards and gift cards do not have an expiration date. Revenue from gift card sales is recognized upon redemption of the gift card. We record revenue from gift card breakage when the likelihood of the gift card being redeemed is remote and we do not have a legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdictions.

Warranty Programs

We pass on any manufacturers’ warranties to our customers. In addition, we include an extended warranty on tires sold at our clubs, under which BJ’s customers receive tire repair services or tire replacement in certain circumstances. This warranty is included in the sale price of the tire and it cannot be declined by our customers. We are fully liable for claims under the warranty program. As we are the primary obligor in these arrangements, associated revenue is recognized on the date of sale and an estimated warranty obligation is accrued based on our claims experience. The liability for future claims under this program is not material to our financial statements.

We also offer extended warranties on certain types of products such as electronics and jewelry. These warranties are provided by a third party at fixed prices to BJ’s. We retain no liability to satisfy warranty claims under these arrangements. We are not the primary obligor under these warranties, and as such record revenue on these arrangements at the time of sale. Revenue from warranty sales is included in other revenues on the income statement.

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

Stock-Based Compensation

We have one active stock-based employee compensation plan, which is described more fully in Note 8. We recognize compensation cost on a straight-line basis, measured at fair value on the date of grant, over the period that an employee provides service in exchange for the award. The fair value of an option award is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of a restricted stock award is the closing price of our common stock on the date of grant. Compensation cost is recognized net of estimated forfeitures. We evaluate the need to change our forfeiture estimates annually or whenever events or changes in circumstances indicate the need for additional evaluation.

Most of BJ’s stock option awards specify that eligible participants whose employment terminates on or after their normal retirement date (as defined) may exercise options within the period of one year following their termination. Shares continue to become exercisable during this period in accordance with the stock option agreement. Notwithstanding the foregoing, options are not exercisable after the end of the contractual term of the option. For awards issued after January 29, 2006, with these retirement eligibility provisions, we recognize compensation cost over the employee’s nominal vesting period but consider the award vested when the employee’s retention of the award is no longer contingent on providing service, which results in an acceleration of one year’s compensation cost. Awards issued prior to January 29, 2006, are expensed over the nominal vesting period and do not accelerate upon the employee meeting the retirement eligible provisions. If we applied our current accounting methodology to awards issued prior to January 29, 2006, post-tax stock-based compensation expense would have decreased by $0.6 million in 2008. Our stock-based compensation expense in 2010 and 2009 would not be affected.

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

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. Cash remitted to taxing authorities on behalf of employees who vested in restricted stock awards and who used shares to satisfy their tax obligations has been reclassified from an operating activity to a financing activity on our Consolidated Statements of Cash Flows.

2.	Restructuring, impairments and other

On January 5, 2011, the Company announced strategic actions that included closing five underperforming clubs and implementing a reduction in force of employees at the Company’s home office and certain field operations. This decision resulted from an internal strategic planning initiative focused on improving the Company’s operating performance. The five clubs identified had ceased operations by the end of fiscal 2010 and all costs associated with the closing of the clubs and the operating results of the clubs have been separately reported as discontinued operations in our consolidated financial statements. See Note 3 Discontinued Operations for further information on the club closings.

In addition to the closed clubs, the Company impaired the long-lived assets of seven other clubs that were underperforming and had projected cash flows that didn’t exceed the carrying value of the club’s long-lived assets. These impairment charges, the restructuring charges associated with the reduction in force our home office and certain field operations, and other charges associated with the retirement of two of the Company’s Executive Vice Presidents and another member of the senior management team, have been reported as Restructuring, impairments and other in our Consolidated Statement of Income.

The home office restructuring charges consist entirely of severance-related costs for the 110 employees terminated at the Company’s home office and distribution centers. These charges are comprised of $2.8 million related to salary, benefits and related payroll taxes, $0.4 million related to outplacement costs, partially offset by $0.4 million of non-cash credits related to the reversal of stock compensation for stock awards that will not vest. The related liability at January 29, 2011 for these charges is $3.8 million, as presented below (dollars in thousands):

Total severance related-costs
Accrued prior to announcement	$1,712
Restructuring charges	2,851

Total restructuring liability	4,563
Payments made through January 29, 2011	(803)

Restructuring liability at January 29, 2011	$3,760

The liability balance at January 29, 2011 includes $1.7 million of charges, comprised of previously accrued bonus and stock compensation expense for affected individuals. The restructuring liability is included in accrued expenses and other current liabilities. We do not expect any material future expenses related to our home office restructuring. We expect all payments to be made in 2011.

Also included in restructuring, impairments and other are impairment charges of $18.8 million recorded to write down to estimated fair value leasehold improvements and certain fixtures and equipment at underperforming clubs. Refer to Note 1 for further details on how we estimate fair value on long-lived assets. The entire $18.8 million impairment is a non-cash charge.

The Company also recorded other charges of $4.1 million primarily for severance-related expense associated with the retirement of the Company’s Executive Vice President, Chief Financial Officer and Executive Vice President, Club Operations and another member of the senior management team, net of previously recorded stock compensation expense. At January 29, 2011 we have accrued $6.6 million on the balance sheet for future payments under the related separation agreements, consisting of $2.7 million for continuation of salary, benefits and related payroll taxes and $3.9 million for cash payments in lieu of cancelled restricted stock awards. We expect $3.0 million of these obligations to be paid in 2011. The remaining $3.6 million will be paid in 2012 and 2013 and has been recorded in other noncurrent liabilities.

3.	Discontinued Operations

The following tables summarize the activity for the years ended January 29, 2011 and January 30, 2010 associated with our discontinued operations, which consist of closing five BJ’s clubs in 2010, one BJ’s club in 2008, both our ProFoods clubs in 2006 and three BJ’s clubs in 2002 (dollars in thousands):

	Discontinued Operations
	Liabilities January 30, 2010	Increases	Reductions	Liabilities January 29, 2011	Cumulative Charges To Date, Net
BJ’s clubs—2010	$—	$38,246	$(2,004)	$36,242	$41,797
ProFoods clubs	2,952	154	(445)	2,661	22,523
BJ’s clubs—2002	7,026	2,098	(1,333)	7,791	28,996

Total	$9,978	$40,498	$(3,782)	$46,694	$93,316

Current portion	$1,687			$16,772
Long-term portion	8,291			29,922

Total	$9,978			$46,694

	Liabilities January 31, 2009	Increases	Reductions	Liabilities January 30, 2010
ProFoods clubs	$3,153	$171	$(372)	$2,952
BJ’s clubs—2002	7,825	408	(1,207)	7,026
BJ’s club—2008	50	—	(50)	—

Total	$11,028	$579	$(1,629)	$9,978

Current portion	$1,692			$1,687
Long-term portion	9,336			8,291

Total	$11,028			$9,978

2010 Closure of Five BJ’s Locations

On January 5, 2011, we announced the closing of five clubs, located in Sunrise, Florida, Charlotte, North Carolina and three clubs in the Atlanta, Georgia market. All five clubs had ceased operations by January 29, 2011. The operating results of these clubs are classified as a component of discontinued operations for all periods presented. We incurred a loss to close the clubs of $41.8 million which consisted of $33.5 million for lease obligation costs, net of estimated sublease income, $3.8 million for inventory dispositions, including markdowns, $2.2 million for employee termination benefits and $2.3 million in other exit costs. $38.2 million of the total loss are cash charges and are included in the table above. We expect all liabilities related to the club closings, excluding lease obligations, to be paid within 12 months. We expect our lease obligations will be paid over the next 14 years.

The following table presents the total operating results of the five closed clubs that are classified as discontinued operations for the last three fiscal years (dollars in thousands):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Total revenues	$147,531	$136,384	$142,784
Pretax operating loss	(5,158)	(5,293)	(5,714)
Post-tax operating loss	(3,056)	(3,139)	(3,388)

Closure of ProFoods

In fiscal 2005, we began testing a concept that was new to BJ’s by opening two new clubs in the Metro New York market exclusively for food service businesses under the name ProFoods Restaurant Supply (“ProFoods”).

Both ProFoods clubs were closed in the fourth quarter ended February 3, 2007. We recorded a charge of $25.7 million to close these clubs including lease obligation costs of $8.8 million. We have since settled one of the leases, and subleased the other for a portion of its remaining lease term. The reserve at January 29, 2011 is related to the lease obligations for the remaining club. In 2009 and 2010, increases in the reserve consisted of interest accretion charges and reductions to the reserve consisted of lease obligation payments.

2002 Closure of Three BJ’s Locations

On November 9, 2002, we closed both of our clubs in the Columbus, Ohio, market and a club in North Dade, Florida. We settled two of the three related leases in prior periods. We reached an agreement to settle the last remaining lease for Dublin, Ohio, in the fourth quarter of 2010 for $7.6 million. The reserve at January 29, 2011, represents our obligation under the settlement agreement as well as other transaction costs. Subsequent to year end, we paid $7.6 million to settle the Dublin lease obligation.

2008 Closure of One BJ’s Location

On October 7, 2008, we sold our owned club in Greenville, South Carolina, for $8.5 million and subsequently ceased operations on October 14, 2008. The operating results of the club are presented in discontinued operations in the statement of income for all periods presented. For 2008, the club had total revenues of $17.7 million and a pretax operating loss of $0.4 million. We recorded a pretax loss of $0.4 million in 2008 to close the club which consisted mainly of a $0.3 million loss on inventory liquidation, $0.2 million for employee termination benefits, $0.2 million for membership refunds, $0.2 million in other exit costs, offset by a $0.5 million gain on the sale of fixed assets. As of January 29, 2011, we have recorded and paid all liabilities associated with this club and do not expect any future expense related to its closing.

The charges for BJ’s and ProFoods lease obligations are based on the present value of rent liabilities under the relevant leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated income from the potential subleasing of these properties. The liabilities for the closed club leases are included in current and noncurrent closed store obligations on our balance sheet.

The following table summarizes the pretax components of discontinued operations for the last three fiscal years:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(Dollars in Thousands)
Operating loss on 2010 club closures	$5,158	$5,293	$5,714
Closing charge on 2010 club closures	41,797	—	—
Charge related to 2002 closed club settlement	1,745	—	519
Accretion expense on lease obligations	642	673	722
Total losses on 2008 club closing	—	—	846

Total loss from discontinued operations	$49,342	$5,966	$7,801

4.	Debt

As of January 29, 2011, we had no long-term debt. Our current portion of long-term debt consists entirely of real estate debt, bearing interest at 7%, maturing on November 1, 2011. The real estate debt is collateralized by land and buildings with a net book value of $8.5 million. The fair value of this debt was $0.6 million and $1.2 million as of January 29, 2011 and January 30, 2010, respectively. Fair value was based on our estimate of current rates on debt with similar remaining maturities for companies with credit ratings similar to BJ’s.

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

The agreement contains financial covenants which require a minimum fixed charge coverage ratio and a maximum adjusted leverage ratio. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at January 29, 2011.

In addition to the credit agreement, we maintain a $25.0 million uncommitted credit line for short-term borrowings. We plan to renew this line before its April 30, 2011 expiration. We also maintain two separate facilities totaling $72.0 million for letters of credit, primarily to support the purchase of inventories, of which $11.6 million was outstanding at January 29, 2011.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at January 29, 2011 or January 30, 2010.

5.	Leases

We are obligated under long-term leases for the rental of real estate. In addition, we are generally required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales in excess of certain amounts, or other factors. Many of our leases require escalating payments during the lease term. Rent expense for such leases is recognized on a straight-line basis over the lease term. The initial primary term of our real estate leases (excluding ground leases) ranges from 5 to 25 years. Most of these leases have an initial term of 20 years. The initial primary term of our ground leases ranges from 15 to 44 years, and averages approximately 24 years. As of January 29, 2011, we have options to renew all but one of our leases for periods that range from 5 to 65 years, and average approximately 22 years. Future minimum lease payments as of January 29, 2011 were:

Fiscal Years Ending	Dollars in Thousands
January 28, 2012	$182,400
February 2, 2013	186,655
February 1, 2014	180,340
January 31, 2015	180,339
January 30, 2016	183,805
Later years	1,831,053

Total	$2,744,592

The payments above do not include future payments due under the leases for five BJ’s clubs, which closed in January 2011, for one remaining ProFoods club, which closed in 2006, and one BJ’s club, which closed in November 2002. Rent liabilities for the closed locations are included in current and noncurrent closed store obligations in the balance sheets.

Rental expense under real estate operating leases (including contingent rentals, which were not material) for the last three fiscal years was as follows:

Fiscal Years Ending	Dollars in Thousands
January 29, 2011	$178,588
January 30, 2010	157,496
January 31, 2009	144,085

The amounts reported in the table above do not include rental expense on equipment of $0.4 million, $0.3 million and $0.4 million in 2010, 2009 and 2008, respectively.

6.	Contingencies

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

In prior years, we recorded total pretax charges of $13.0 million to establish a reserve for claimants seeking reimbursement for fraudulent credit and debit card charges and the cost of replacing cards, monitoring expenses and related fees and expenses. In 2009, all filed legal claims arising from the alleged data breaches were resolved and we recorded pretax income of $2.9 million to reverse the majority of our remaining reserve for these claims. As of January 29, 2011, we had no reserve related to this matter and do not expect any future claims.

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

In the third quarter of 2009, we recorded a pretax charge in selling, general and administrative (“SG&A”) expenses of $11.7 million in connection with a proposed settlement of this claim and related payments. Under the settlement, approved by the court on June 24, 2010, certain current and former mid-level managers were eligible to receive payments to compensate them for particular hours worked in prior years. The settlement of the lawsuit is not an admission by BJ’s of any wrongdoing. In 2010, we paid $10.8 million in settlements and other expenses related to this matter. The remaining reserve was reversed through SG&A in the fourth quarter of 2010. As of January 29, 2011, we had no reserve related to this matter and do not expect any future claims related to this matter.

Indemnities

As permitted by Delaware law, BJ’s has entered into agreements whereby it indemnifies its directors and officers for certain events or occurrences while the director or officer is or was serving, at the Company’s request, in such capacity. The maximum potential amount of future payments that BJ’s could be required to make under these agreements is not limited. However, BJ’s carries insurance for current and former directors and officers that covers its exposure up to certain limits. As a result of our insurance coverage, we believe that the estimated fair value of our indemnification agreements with directors and officers is minimal. No liabilities have been recorded for these agreements as of January 29, 2011; nor have any claims been made.

7.	Capital Stock

The following table summarizes our common stock repurchases on an accrual basis for each of the last three fiscal years:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Shares of common stock repurchased	122,800	3,754,000	5,422,650
Average price per share repurchased	$33.95	$31.38	$33.33
Total cost (000’s)	$4,170	$117,804	$180,754

These amounts differ from our common stock repurchases reported on a cash basis of $9.2 million in 2010, $127.5 million in 2009 and $170.2 million in 2008, due to transactions that had not settled at the beginning of each fiscal year. As of January 29, 2011, our remaining repurchase authorization from the Board of Directors was $272.0 million.

Treasury Shares Acquired on Restricted Stock Awards

In addition to the above repurchases, upon the vesting of certain restricted stock awards, 261,184 shares in 2010, 47,384 shares in 2009 and 2,707 shares in 2008 were reacquired to satisfy employees’ tax withholding obligations. In 2010 these reacquired shares were recorded as an additional $10.0 million of treasury stock and accordingly, reduced the number of common shares outstanding by 261,184. In 2009 and 2008 these reacquired shares were recorded as an additional $1.7 million and $0.1 million of treasury stock, respectively, and reduced the number of common shares outstanding by 47,384 and 2,707, respectively. These amounts are reported as treasury stock purchases on our consolidated statement of cash flows.

Preferred stock

In December 1997, one of BJ’s subsidiaries issued 126 shares of non-voting preferred stock to individual stockholders, at $2,200 per share. These shares are entitled to receive ongoing annual dividends of $200 per share. The minority interest in this subsidiary is equal to the preferred shares’ preference in an involuntary liquidation of $277,200 and is included in other noncurrent liabilities in our consolidated balance sheets at January 29, 2011 and January 30, 2010.

8.	Stock Incentive Plans

BJ’s offers certain team members share ownership through its equity compensation plan, the Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan was approved by BJ’s stockholders on May 24, 2007 and replaced BJ’s 1997 Stock Incentive Plan (the “1997 Plan”). Unexercised stock options from the 1997 Plan remain outstanding, but since May 24, 2007, no additional grants have been made from the 1997 Plan.

On May 25, 2010 at the Annual Meeting of Stockholders of the Company, the 2007 Plan was amended and restated for the following principal changes:

•	Increased the number of shares available under the 2007 Plan from 4,000,000 to 7,500,000.

•

Revised the existing provisions regarding payment of dividends on restricted stock to explicitly confirm that, unless otherwise provided in a specific grant of restricted stock, any dividends on restricted stock will only be paid when the underlying restricted stock vests.

•	Revised various plan provisions to better reflect the Company’s practices for compliance with Section 409 of the Internal Revenue Code.

•	Explicitly confirmed that the objective performance measures underlying performance awards may be determined on either a GAAP or non-GAAP basis, as determined by the Executive Compensation Committee.

•	Added the write down of assets to the list of items for which adjustments to performance goals may be made for awards intended to qualify as performance-based compensation under I.R.C. Section 162(m).

The 2007 Plan provides that all “full value” awards, which generally means awards other than stock options and stock appreciation rights will count against the 7,500,000 maximum shares issuable under the 2007 Plan at a ratio of two-to-one. Stock options and stock appreciation rights will count against shares issuable at a ratio of one-to-one. If an award expires, terminates, is cancelled or otherwise results in shares not being issued, the unused shares covered by such award will generally become available for future grant under the 2007 Plan.

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

The 2007 Plan generally requires that all stock awards have a minimum one-year vesting period. In general, stock awards that vest solely on the passage of time may not vest sooner than ratably over three years and such awards that do not vest solely on the passage of time may not vest prior to the first anniversary of the grant.

These minimum vesting requirements can be waived in extraordinary circumstances, including death, disability or retirement, estate planning needs, or the occurrence of a business combination, recapitalization or change of control. In addition, restricted stock and restricted stock unit awards and other stock-based awards for up to an aggregate of 187,500 shares of common stock may be granted without satisfying the minimum vesting requirements. The 187,500 number already reflects application of the two-to-one fungible share ratio described above.

As of January 29, 2011 and January 30, 2010, respectively, 3,714,916 and 983,150 shares were reserved for all future stock awards under the 2007 Plan.

Total share-based compensation recognized in the financial statements was $16.7 million ($10.0 million post-tax) in the fiscal year ended January 29, 2011, $22.0 million ($13.1 million post-tax) in the fiscal year ended January 30, 2010 and $19.4 million ($11.5 million post-tax) in the fiscal year ended January 31, 2009.

As of January 29, 2011, there was $24.8 million of total share-based compensation cost not yet recognized related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 1.8 years.

There were no stock options granted in 2010. The fair value of BJ’s stock options granted in 2009 and 2008 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions (no dividends were expected):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Risk-free interest rate	—	2.41%	2.08%
Expected volatility factor	—	41.0%	38.8%
Expected option life (yrs.)	—	5.5	5.5
Weighted-average grant-date fair value	—	$15.06	$13.35

Expected volatility for the years ended January 30, 2010 and January 31, 2009 was based on a combination of implied volatility from traded options on our stock and historical volatility of our stock. 75% of our overall volatility assumption was based on a review of BJ’s daily stock price volatility over the last five years. 25% was based on the implied volatility of near at-the-money exchange-traded options. We use historical data to estimate option exercise and employee termination behavior within the valuation model. The expected option life represents an estimate of the period of time options are expected to remain outstanding based upon historical option exercise trends. The risk-free rate is for periods within the expected life of the option and is based on the U.S. Treasury yield curve in effect at the time of the grant.

Presented below is a summary of the status of stock option activity and weighted-average exercise prices for the last three fiscal years (number of options in thousands):

	Fiscal Year Ended
	January 29, 2011		January 30, 2010		January 31, 2009
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding, beginning of year	1,751	$30.88	2,300	$29.55	3,466	$27.55
Granted	—	—	10	36.40	20	34.41
Exercised	(631)	29.11	(529)	25.02	(1,133)	23.39
Forfeited	(281)	36.93	(30)	34.60	(53)	32.33

Outstanding, end of year	839	30.17	1,751	30.88	2,300	29.55

Exercisable, end of year	754	29.89	1,490	30.68	1,709	28.98

Presented below is a summary of stock option exercises (dollars in millions):

	Fiscal Year Ended
	January 29 2011	January 30 2010	January 31 2009
Intrinsic value of stock options exercised	$6.9	$5.8	$16.8
Related income tax benefit	2.8	2.4	6.8
Cash received from option exercises	18.4	13.2	26.5

Presented below is information regarding stock options outstanding that are expected to vest and stock options outstanding that are exercisable at January 29, 2011. Options outstanding expected to vest represent 0.1 million nonvested options, less anticipated forfeitures (amounts of options and aggregate intrinsic value are in thousands):

	Options	Aggregate Intrinsic Value	Weighted- Average Remaining Contract Life	Weighted- Average Exercise Price
Nonvested options outstanding expected to vest	85	$909	6.5 years	$32.75
Options exercisable (vested)	754	10,350	4.4 years	29.89

Total	839	$11,259	4.6 years	30.17

Presented below is a summary of our nonvested restricted shares and weighted-average grant-date fair values for the periods ended January 29, 2011, January 30, 2010 and January 31, 2009 (restricted shares in thousands):

	Fiscal Year Ended
	January 29, 2011		January 30, 2010		January 31, 2009
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	1,783	$36.17	1,404	$35.77	1,089	$33.81
Granted	641	38.24	612	35.96	568	38.85
Vested	(723)	34.59	(149)	30.86	(133)	32.22
Forfeited	(258)	37.64	(84)	37.32	(120)	36.49

Nonvested at end of period	1,443	$37.62	1,783	$36.17	1,404	$35.77

The total fair value of restricted shares vested was $27.7 million in the year ended January 29, 2011, $5.3 million in the year ended January 30, 2010 and $4.4 million in the year ended January 31, 2009.

Restricted stock awards are issued at no cost to the recipients and have service restrictions that generally lapse over three years from the date of grant. Grant-date fair value of the award is charged to income ratably over the period during which the restrictions lapse. Approximately 129,000 shares of the restricted stock issued in 2010, 90,500 shares of the restricted stock issued in 2009 and 79,000 of the restricted shares issued in 2008 also have performance condition vesting features. When achievement of the performance condition is deemed probable, we recognize compensation cost on a straight-line basis over the awards’ expected vesting periods. Performance shares are included in the computation of diluted earnings per share, if their effect is dilutive, in the period in which the performance conditions have been attained.

9.	Earnings Per Share

The following details the calculation of earnings per share from continuing operations for the last three fiscal years:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(Dollars in Thousands except Per Share Amounts)
Income from continuing operations	$124,266	$134,809	$138,526
Less: Preferred stock dividends	25	25	25

Income available to common stockholders	$124,241	$134,784	$138,501

Weighted-average number of common shares outstanding, used for basic computation	52,649,434	53,543,461	58,058,061
Plus: Incremental shares from conversion of stock options and vesting of restricted stock	1,096,543	1,114,750	890,894

Weighted-average number of common and dilutive potential common shares outstanding	53,745,977	54,658,211	58,948,955

Basic earnings per share	$2.36	$2.52	$2.39

Diluted earnings per share	$2.31	$2.47	$2.35

The following stock options and restricted share amounts were not included in the computation of diluted earnings per share for the periods indicated because their effect would have been antidilutive:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Stock options	64,215	597,599	846,975
Restricted stock	5,632	12,653	19,766

10.	Income Taxes

The provision for income taxes from continuing operations includes the following:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(Dollars in Thousands)
Federal:
Current	$32,649	$71,914	$65,086
Deferred	32,951	508	9,680
State:
Current	17,074	22,264	14,604
Deferred	(116)	(2,575)	(1,628)

Total income tax provision	$82,558	$92,111	$87,742

During the year ended January 29, 2011, we recorded a reduction in our income tax provision of approximately $1.0 million as a result of statute expirations and reductions to reserves. Of this total, $0.9 million reflects a reduction in income tax reserves and $0.1 million reflects a reduction in interest reserves. During the year ended January 30, 2010, we recorded an increase in our income tax provision totaling $0.2 million as a result of unfavorable state income tax audit settlements. Of this total, $0.1 million reflects an increase in income tax reserves and $0.1 million reflects an increase in interest reserves. During the year ended January 31, 2009, we recorded a reduction in our income tax provision totaling $3.3 million as a result of favorable state income tax audit settlements. Of this total, $2.1 million reflects a reduction in income tax reserves and $1.2 million reflects a reduction in interest reserves.

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(Dollars in Thousands)
Statutory federal income tax rates	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.3	5.6	3.8
Other	(0.4)	—	—

Effective income tax rates	39.9%	40.6%	38.8%

Significant components of the Company’s deferred tax assets and liabilities as of January 29, 2011 and January 30, 2010 were as follows:

	January 29, 2011	January 30, 2010
	(Dollars in Thousands)
Deferred tax assets:
Closed store obligations	$23,305	$4,013
Self-insurance reserves	24,739	22,605
Rental step liabilities	23,013	18,242
Compensation and benefits	27,306	37,617
Other	21,480	21,981

Total deferred tax assets	119,843	104,458

Deferred tax liabilities:
Accelerated depreciation—property	96,619	64,515
Property taxes	6,429	6,006
Other	6,834	4,923

Total deferred tax liabilities	109,882	75,444

Net deferred tax assets	$9,961	$29,014

We have not established a valuation allowance because our deferred tax assets can be utilized by offsetting deferred tax liabilities and future taxable income, which we believe will more likely than not be earned, based on our historical earnings record and projected future earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 29, 2011	January 30, 2010	January 31, 2009
	(Dollars in Thousands)
Beginning balance	$3,567	$6,271	$20,654
Additions for tax positions taken during prior years	1,144	1,447	1,067
Reductions for tax positions taken during prior years	(563)	(324)	(4,497)
Additions for tax positions taken during the current year	358	554	576
Settlements	—	(3,571)	(10,783)
Lapses in statute of limitations	(610)	(810)	(746)

Ending balance	$3,896	$3,567	$6,271

The total amount of unrecognized tax benefits, reflective of federal tax benefits that, if recognized, would decrease the effective tax rate at January 29, 2011 and January 30, 2010 was $2.6 million and $2.5 million, respectively.

As of January 29, 2011, management has determined it is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next twelve months by as much as $1.7 million ($1.1 million, net of federal tax benefit), due to expected resolution of state tax audits. We have tax years from 2008 that remain open and are subject to examination by the IRS. We also have tax years from 1996 that remain open and subject to examination by various state taxing jurisdictions.

We classify interest expense and any penalties related to income tax uncertainties as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. For the years ended January 29, 2011 and January 30, 2010, we recognized $0.2 million ($0.1 million, net of federal and state tax benefit) and $0.4 million ($0.2 million, net of federal and state tax benefit), respectively, in interest expense. As of January 30, 2010, we had $1.0 million of accrued interest ($0.6 million, net of federal and state tax benefit) related to income tax uncertainties. Accrued interest increased by $0.3 million ($0.2 million, net of federal and state benefit) for the year ended January 29, 2011 to $1.3 million ($0.8 million, net of federal and state benefit) due to additions for current and prior year tax positions.

11.	Retirement Plans

Under BJ’s 401(k) savings plans, participating employees may make pretax contributions up to 50% of covered compensation subject to federal limits. BJ’s matches employee contributions at 100% of the first one percent of covered compensation and 50% of the next four percent. The Company’s expense under these plans was $9,436,000, $8,051,000 and $6,941,000 in 2010, 2009 and 2008, respectively.

We have a non-contributory defined contribution retirement plan for certain key employees. Under this plan, BJ’s funds annual retirement contributions for the designated participants on an after-tax basis. For the last three years, the Company’s contributions equaled 5% of the participants’ base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four full fiscal years of service. Our pretax expense under this plan was $1,939,000, $1,756,000 and $1,633,000, in 2010, 2009 and 2008, respectively.

12.	Postretirement Medical Benefits

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

We recognize the funded status of the postretirement medical plan on our balance sheet. The funded status represents the difference between the projected benefit liability obligation of the plan and the fair value of the plan’s assets. Previously unrecognized deferred amounts such as actuarial gains and losses and the impact of historical plan changes are included in accumulated other comprehensive income (loss). Changes in these amounts in future years are adjusted as they occur through accumulated other comprehensive income (loss).

Obligation and Funded Status

The change in obligation and funded status of the plan at January 29, 2011 and January 30, 2010 were as follows:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010
	(Dollars in Thousands)
Change in Obligation
Projected benefit obligation at beginning of year	$9,393	$7,490
Company service cost	829	688
Interest cost	482	483
Plan participants’ contributions	91	91
Net actuarial (gain) loss	(2,037)	849
Benefit payments made directly by the Company	(146)	(145)
Other adjustments	(101)	(63)

Projected benefit obligation at end of year	$8,511	$9,393

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Company contributions	55	54
Plan participants’ contributions	91	91
Benefit payments made directly by the Company	(146)	(145)
Fair value of plan assets at end of year	—	—

Funded status at end of year	$(8,511)	$(9,393)

The funded status of the plan as of January 29, 2011 and January 30, 2010 is recognized as a net liability in other noncurrent liabilities on the balance sheet. We expect to contribute approximately $60,000 to the postretirement plan next year.

Components of Net Periodic Benefit Cost and Amounts Recognized in Other Comprehensive Income

Net periodic postretirement benefit cost for the last three fiscal years consists of the following:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(Dollars in Thousands)
Company service cost	$829	$688	$702
Interest cost	482	483	405

	1,311	1,171	1,107
Amortization of unrecognized loss	40	—	23

Net periodic postretirement benefit cost	$1,351	$1,171	$1,130

Discount rate used to determine cost	5.22%	6.54%	5.92%
Health care cost trend rates	8.50%	9.00%	9.00%

The change in accumulated other comprehensive income (“AOCI”), gross of tax, consists of the following:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010
	(Dollars in Thousands)
AOCI at the beginning of year	$1,307	$458
Amortization of net actuarial losses	(40)	—
Net actuarial (gain) loss for the year	(2,037)	849

AOCI at the end of the year	$(770)	$1,307

We do not expect to amortize any remaining net actuarial gain from AOCI into net periodic postretirement benefit cost in 2011.

Assumptions

The following weighted-average assumptions were used to determine our postretirement benefit obligations at year end:

	January 29, 2011	January 30, 2010
	(Dollars in Thousands)
Discount rate	4.88%	5.22%
Health care cost trend rate assumed for next year	9.00%	8.50%
Ultimate trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2017

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects as of January 29, 2011:

Effect of 1% Increase in Medical Trend Rates (in Thousands)
Postretirement benefit obligation increases by	$783
Total of service and interest cost increases by	148

Effect of 1% Decrease in Medical Trend Rates (in Thousands)
Postretirement benefit obligation decreases by	$709
Total of service and interest cost decreases by	133

Cash Flows

The estimated future benefit payments for our postretirement health care plan at January 29, 2011 are:

(Dollars in Thousands)
Expected benefit payments for the year ending
Fiscal year ending 2012	$60
Fiscal year ending 2013	65
Fiscal year ending 2014	71
Fiscal year ending 2015	77
Fiscal year ending 2016	84
Fiscal year ending 2017 through 2021	548

13.	Interest

The following details the components of interest (expense) income, net for the last three fiscal years:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(Dollars in Thousands)
Interest income	$84	$52	$1,117
Capitalized interest	217	180	250
Interest expense on debt	(1,607)	(951)	(603)

Interest (expense) income, net	$(1,306)	$(719)	$764

Interest expense on debt includes an annual commitment fee on our unsecured credit agreement. Refer to Note 4 for additional information.

14.	Accounts Payable

Our banking arrangements provide for the daily replenishment of vendor payable bank accounts as checks are presented. The balances of checks outstanding in these bank accounts, which represent book overdrafts, totaled $87,185,000 at January 29, 2011, $97,737,000 at January 30, 2010 and $86,599,000 at January 31, 2009. These balances are included in accounts payable on the balance sheets and the changes in these balances are reflected in operating activities in the statements of cash flows.

15.	Asset Retirement Obligations

The following is a summary of activity relating to our liability for asset retirement obligations, which we will incur primarily in connection with the future removal of gasoline tanks from our gasoline stations and are included in other noncurrent liabilities on our balance sheet:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(Dollars in Thousands)
Balance, beginning of year	$16,563	$22,816	$19,154
Accretion expense	652	624	1,404
Liabilities incurred during the year	310	195	2,452
Change in estimated useful life	—	(7,072)	—
Reversal of liability for closed club	—	—	(194)

Balance, end of year	$17,525	$16,563	$22,816

16.	Accrued Expenses and Other Current Liabilities

The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010
	(Dollars in Thousands)
Deferred membership fee income	$88,213	$85,516
Employee compensation	65,040	78,889
Fixed asset accruals	31,281	25,511
Sales and use taxes, self-insurance reserves, rent, utilities, advertising and other	130,083	128,981

	$314,617	$318,897

The following table summarizes membership fee activity for each of the last three fiscal years:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(Dollars in Thousands)
Deferred membership fee income, beginning of year	$85,516	$81,813	$80,950
Cash received from members	194,448	183,279	176,079
Revenue recognized in earnings	(190,678)	(179,571)	(175,121)
Membership activity attributable to closed clubs, net	(1,073)	(5)	(95)

Deferred membership fee income, end of year	$88,213	$85,516	$81,813

17.	Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Thousands except Per Share Amounts)
Fiscal year ended January 29, 2011 (a):
Net sales	$2,513,419	$2,685,798	$2,533,947	$2,899,783
Total revenues	2,571,818	2,748,327	2,595,279	2,961,815
Gross earnings (b)	274,358	298,077	275,124	332,666
Income from continuing operations	26,864	36,639	23,950	36,813
Net income	26,089	35,780	22,964	10,203
Income from continuing operations per common share, diluted	0.50	0.68	0.45	0.68
Net income per common share, diluted	0.49	0.67	0.43	0.19
Fiscal year ended January 30, 2010 (c):
Net sales	$2,227,602	$2,473,964	$2,418,116	$2,701,230
Total revenues	2,282,240	2,532,356	2,476,024	2,759,977
Gross earnings (b)	246,460	277,111	262,628	313,624
Income from continuing operations	25,320	35,832	18,336	55,321
Net income	24,321	35,050	17,368	54,532
Income from continuing operations per common share, diluted	0.47	0.66	0.33	1.02
Net income per common share, diluted	0.45	0.64	0.32	1.00

a)	In the fourth quarter of fiscal year ended January 29, 2011, net income included post-tax expense of $41.1 million, or $0.76 per diluted share, for charges related to club closures, restructuring, asset impairments and other (see Note 2). $25.8 million or $0.48 per diluted share, of these charges related to club closures and are recorded in discontinued operations (see Note 3).

b)	Gross earnings equals total revenues less cost of sales, including buying and occupancy costs.

c)	In the third quarter of fiscal year ended January 30, 2010, net income included post-tax expense of $6.9 million, or $0.13 per diluted share, for the wage and hour litigation settlement (see Note 6). In the fourth quarter, net income included a post-tax gain of $1.8 million, or $0.03 per diluted share, from a VISA/Mastercard class action settlement and a post-tax gain of $1.7 million, or $0.03 per diluted share, on the reversal of a provision for credit card claims (see Note 6).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BJ’s Wholesale Club, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of BJ’s Wholesale Club, Inc. and its subsidiaries at January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 25, 2011

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

BJ’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management concluded that, as of January 29, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of January 29, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

March 25, 2011

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 29, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of the Company’s disclosure controls and procedures as of January 29, 2011, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s audit report are included in Item 8 of this Form 10-K and are incorporated herein by reference.

No change in the Company’s internal control over financial reporting occurred during the quarter ended January 29, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company will file with the SEC a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 29, 2011 (the “Proxy Statement”). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference from the Proxy Statement under “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Policies on Business Ethics and Conduct,” “Audit Committee” and “Director Candidates.”

Website Availability of Corporate and Other Documents

The following documents are available on the Corporate Governance section of the Company’s website, www.bjs.com: corporate governance principles; charters of the Audit, Corporate Governance and Executive Compensation Committees; and the Statement on Commercial Bribery, Conflict of Interest and Business Ethics. Stockholders can also request a copy of any of these documents by writing to the Corporate Secretary, BJ’s Wholesale Club, Inc., 25 Research Drive, Westborough, MA 01581. The Company intends to post on its website all disclosures that are required by law or NYSE listing standards concerning any amendments to, or waivers from, any provision of the Statement on Commercial Bribery, Conflict of Interest and Business Ethics.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

A.	The Financial Statements filed as part of this report are listed and indexed on page 32. Schedules have been omitted because they are not applicable or the required information has been included elsewhere in this report.

B.	Listed below are all Exhibits filed as part of this report.

Exhibit No.	Exhibit

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	By-Laws, as amended (13)

4.1	Specimen Certificate of Common Stock, $.01 par value per share (3)

10.1	2008 Amended and Restated Management Incentive Plan, as amended* (6)

10.2	2008 Amended and Restated Growth Incentive Plan, as amended* (7)

10.3	BJ’s Wholesale Club, Inc. Executive Retirement Plan* (5)

10.4	BJ’s Wholesale Club, Inc. 1997 Stock Incentive Plan* (9)

10.4a	Form of Nonstatutory Stock Option Agreement granted under 1997 Stock Incentive Plan* (10)

10.4b	Form of Restricted Stock Agreement under 1997 Stock Incentive Plan* (10)

10.5	BJ’s Wholesale Club, Inc. 2007 Stock Incentive Plan, as amended* (21)

10.5a	Form of Nonstatutory Stock Option Agreement under BJ’s Wholesale Club, Inc. 2007 Stock Incentive Plan* (12)

10.5b	Form of Restricted Stock Agreement under BJ’s Wholesale Club, Inc. 2007 Stock Incentive Plan* (12)

10.6	BJ’s Wholesale Club, Inc. General Deferred Compensation Plan, 2008 Amendment and Restatement* (23)

10.7	Employment Agreement, dated as of April 4, 2007 with Herbert J Zarkin* (11)

10.7a	Change of Control Severance Agreement dated as of April 4, 2007 between Herbert J Zarkin and the Company* (11)

10.7b	Nonstatutory Stock Option Agreement granted under 1997 Stock Incentive Plan to Herbert J Zarkin on August 9, 2004* (10)

10.7c	Consulting Agreement dated as of May 25, 2010 with Herbert J Zarkin (23)

10.8	Employment Agreement, dated as of August 1, 2008 with Frank D. Forward* (17)

10.8a	Change of Control Severance Agreement dated as of April 4, 2007 between Frank D. Forward and the Company* (11)

10.8b	Addendum to Employment Agreement dated as of December 14, 2009 between Frank D. Forward and the Company* (19)

10.8c	Amendment to Change of Control Severance Agreement dated as of March 25, 2010 with Frank D. Forward* (22)

10.8d	2010 Addendum to Employment Agreement dated as of December 20, 2010 between Frank D. Forward and the Company*

Exhibit No.	Exhibit

10.8e	Separation Pay Agreement and General Release, dated January 5, 2011, between Frank D. Forward and the Company (24)

10.8f	Consulting Agreement, dated January 5, 2011, between Frank D. Forward and the Company (24)

10.9	Employment Agreement, dated as of April 3, 2007 with Thomas F. Gallagher* (15)

10.9a	Change of Control Severance Agreement dated as of April 3, 2007 between Thomas F. Gallagher and the Company* (15)

10.9b	Addendum to Employment Agreement dated as of December 21, 2009 between Thomas F. Gallagher and the Company*

10.9c	Amendment to Change of Control Severance Agreement dated as of March 25, 2010 with Thomas F. Gallagher* (22)

10.9d	2010 Addendum to Employment Agreement dated as of December 20, 2010 between Thomas F. Gallagher and the Company*

10.9e	Separation Pay Agreement and General Release, dated January 5, 2011, between Thomas F. Gallagher and the Company (24)

10.10	Amended and Restated Form of Change of Control Severance Agreement between the Company and certain officers of the Company* (4)

10.11	Form of Indemnification Agreement between the Company and officers of the Company* (2)

10.12	BJ’s Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees, As Amended and Restated January 31, 2010*

10.12a	Amendment No. 1 to BJ’s Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees dated as of March 24, 2011*

10.13	Credit Agreement, dated October 30, 2009, among the Company, Bank of America, N.A. as administrative agent and lender, and a group of other agents and lenders (14)

10.14	Indemnification Agreement dated as of April 18, 1997, between the Company and The TJX Companies, Inc. (3)

10.15	Summary of Company’s Non-Employee Director Compensation* (18)

10.16	Employment Agreement, dated as of February 1, 2009 with Laura J. Sen* (18)

10.16a	Change of Control Severance Agreement dated as of February 1, 2009 with Laura J. Sen* (18)

10.16b	Addendum to Employment Agreement dated as of December 21, 2009 between Laura J. Sen and the Company*

10.16c	Amendment to Change of Control Severance Agreement dated as of March 25, 2010 with Laura J. Sen* (22)

10.16d	2010 Addendum to Employment Agreement dated as of December 20, 2010 between Laura J. Sen and the Company*

10.16e	Amendment No. 2 to Change of Control Severance Agreement dated as of March 24, 2011 with Laura J. Sen*

10.17	Employment Agreement, dated as of June 3, 2007 with Lon F. Povich* (16)

10.17a	Change of Control Severance Agreement dated as of June 1, 2007 with Lon F. Povich* (16)

Exhibit No.	Exhibit

10.17b	Addendum to Employment Agreement dated as of December 14, 2009 between Lon F. Povich and the Company* (19)

10.17c	Amendment to Change of Control Severance Agreement dated as of March 25, 2010 with Lon F. Povich* (22)

10.17d	2010 Addendum to Employment Agreement dated as of December 20, 2010 between Lon F. Povich and the Company*

10.17e	Amendment No. 2 to Change of Control Severance Agreement dated as of March 24, 2011 with Lon F. Povich*

10.18	Employment Agreement, dated as of January 15, 2008 with Christina M. Neppl-Totino* (20)

10.18a	Change of Control Severance Agreement dated as of January 15, 2008 with Christina M. Neppl-Totino* (20)

10.18b	Addendum to Employment Agreement dated as of December 18, 2009 between Christina M. Neppl-Totino and the Company*

10.18c	Amendment to Change of Control Severance Agreement dated as of March 25, 2010 with Christina M. Neppl-Totino* (22)

10.18d	2010 Addendum to Employment Agreement dated as of December 20, 2010 between Christina M. Neppl-Totino and the Company*

10.18e	Amendment No. 2 to Change of Control Severance Agreement dated as of March 24, 2011 with Christina M. Neppl-Totino*

10.19	Employment Agreement, dated as of January 30, 2011 with Robert W. Eddy*

10.19a	Change of Control Severance Agreement dated as of January 30, 2011 with Robert W. Eddy*

10.19b	Amendment No. 1 to Change of Control Severance Agreement dated as of March 24, 2011 with Robert W. Eddy*

10.20	Employment Agreement, dated as of January 30, 2011 with Cornel Catuna*

10.20a	Change of Control Severance Agreement dated as of January 30, 2011 with Cornel Catuna*

10.20b	Amendment No. 1 to Change of Control Severance Agreement dated as of March 24, 2011 with Cornel Catuna*

10.21	Employment Agreement, dated as of January 30, 2011 with Peter Amalfi*

10.21a	Change of Control Severance Agreement dated as of January 30, 2011 with Peter Amalfi*

10.21b	Amendment No. 1 to Change of Control Severance Agreement dated as of March 24, 2011 with Peter Amalfi*

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Principal Executive Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Exhibit

32.1	Principal Executive Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

*	Management contract or other compensatory plan or arrangement.
**	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, (ii) Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010, (iii) Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 and (v) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Commission File No. 333-31015)
(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 26, 1997 (Commission File No. 001-13143)
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Commission File No. 333-25511)
(4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 1999 (Commission File No. 001-13143)
(5)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (Commission File No. 001-13143)
(6)	Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement as filed on April 15, 2009 (Commission File No. 001-13143)
(7)	Incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement as filed on April 15, 2009 (Commission File No. 001-13143)
(8)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (Commission File No. 001-13143)
(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004 (Commission File No. 001-13143)
(10)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004 (Commission File No. 001-13143)

(11)	Incorporated herein by reference to the Company’s Current Report on Form 8-K/A filed on April 20, 2007 (Commission File No. 001-13143)
(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on May 31, 2007 (Commission File No. 001-13143)
(13)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (Commission File No. 333-167071)
(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on November 4, 2009 (Commission File No. 001-13143)
(15)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2007 (Commission File No. 001-13143)
(16)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (Commission File No. 001-13143)
(17)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2008 (Commission File No. 001-13143)
(18)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (Commission File No. 001-13143)
(19)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 15, 2009 (Commission File No. 001-13143)
(20)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (Commission File No. 001-13143)
(21)	Incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement as filed on April 16, 2010 (Commission File No. 001-13143)
(22)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2010 (Commission File No. 001-13143)
(23)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010 (Commission File No. 001-13143)
(24)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 7, 2011 (Commission File No. 001-13143)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC.

Dated: March 25, 2011	/s/ LAURA J. SEN
Laura J. Sen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ LAURA J. SEN	/s/ ROBERT W. EDDY
Laura J. Sen President and Chief Executive Officer (Principal Executive Officer)	Robert W. Eddy, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ HERBERT J ZARKIN	/s/ CHRISTINE COURNOYER
Herbert J Zarkin Chairman of the Board and Director	Christine Cournoyer, Director

/s/ PAUL DANOS	/s/ EDMOND J. ENGLISH
Paul Danos, Director	Edmond J. English, Director

/s/ HELEN FRAME PETERS	/s/ THOMAS J. SHIELDS
Helen Frame Peters, Director	Thomas J. Shields, Director

/s/ MICHAEL J. SHEEHAN	/s/ LEONARD A. SCHLESINGER
Michael J. Sheehan, Director	Leonard A. Schlesinger, Director

Dated: March 25, 2011