Form 10-Q
period 2011-04-30
BJS WHOLESALE CLUB INC
filed 2011-05-27
CIK 1037461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For Quarter Ended April 30, 2011

Commission file number 001-13143

BJ’S WHOLESALE CLUB, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	04-3360747
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Research Drive Westborough, Massachusetts	01581
(Address of principal executive offices)	(Zip Code)

(774) 512-7400

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

The number of shares of the Registrant’s common stock outstanding as of May 20, 2011: 54,677,275

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(Dollars in Thousands except Per Share Amounts)

Net sales	$2,769,270	$2,516,376
Membership fees	50,440	46,393
Other revenues	9,264	9,049

Total revenues	2,828,974	2,571,818
Cost of sales, including buying and occupancy costs	2,535,080	2,298,155
Selling, general and administrative expenses	236,911	226,179
Preopening expenses	10	1,954

Operating income	56,973	45,530
Interest expense, net	(395)	(227)

Income from continuing operations before income taxes	56,578	45,303
Provision for income taxes	22,373	18,439

Income from continuing operations	34,205	26,864
Loss from discontinued operations, net of income tax benefit of $370 and $533	(539)	(775)

Net income	$33,666	$26,089

Basic earnings per share:
Income from continuing operations	$0.64	$0.52
Loss from discontinued operations	(0.01)	(0.02)

Net income	$0.63	$0.50

Diluted earnings per share:
Income from continuing operations	$0.63	$0.50
Loss from discontinued operations	(0.01)	(0.01)

Net income	$0.62	$0.49

Number of common shares for earnings per share computations:
Basic	53,099,545	51,984,549
Diluted	54,051,861	53,311,957

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2011	January 29, 2011	May 1, 2010
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$206,686	$101,350	$63,647
Accounts receivable, net	152,307	140,195	131,868
Merchandise inventories	988,224	981,576	932,623
Current deferred income taxes	18,717	20,265	17,577
Prepaid expenses	46,810	39,119	36,569
Prepaid taxes	3,205	9,707	—

Total current assets	1,415,949	1,292,212	1,182,284

Property at cost:
Land and buildings	722,956	723,592	703,808
Leasehold costs and improvements	229,630	226,836	231,255
Furniture, fixtures and equipment	642,265	626,040	623,527

	1,594,851	1,576,468	1,558,590
Less: accumulated depreciation and amortization	(604,670)	(571,421)	(592,147)

	990,181	1,005,047	966,443
Deferred income taxes	—	—	11,106
Other assets	23,679	24,416	26,084

Total assets	$2,429,809	$2,321,675	$2,185,917

LIABILITIES
Current liabilities:
Current installments of long-term debt	$381	$540	$619
Accounts payable	736,306	655,084	685,639
Accrued expenses and other current liabilities	294,713	314,617	281,217
Accrued federal and state income taxes	—	—	13,453
Closed store obligations due within one year	7,265	16,772	1,725

Total current liabilities	1,038,665	987,013	982,653

Long-term debt, less portion due within one year	—	—	381
Noncurrent closed store obligations	28,942	29,922	7,967
Deferred income taxes	17,212	10,304	—
Other noncurrent liabilities	153,900	150,127	137,643
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	248,044	242,536	229,806
Retained earnings	1,569,669	1,536,435	1,481,242
Accumulated other comprehensive income (loss)	458	458	(773)
Treasury stock, at cost, 19,732,915, 19,986,108 and 20,599,537 shares	(627,825)	(635,864)	(653,746)

Total stockholders’ equity	1,191,090	1,144,309	1,057,273

Total liabilities and stockholders’ equity	$2,429,809	$2,321,675	$2,185,917

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,666	$26,089
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for closing and impairment costs	1,031	166
Depreciation and amortization of property	33,285	30,088
(Gain) loss on property disposals	(77)	131
Other noncash items, net	56	(642)
Stock-based compensation expense	4,547	5,345
Deferred income taxes	8,456	331
Excess tax benefit from stock-based awards	(944)	(252)
Increase (decrease) in cash due to changes in:
Accounts receivable	(12,112)	(3,731)
Merchandise inventories	(6,648)	(2,334)
Prepaid expenses	(7,691)	628
Other assets	737	(18)
Accounts payable	78,283	28,707
Changes in book overdrafts	2,939	(8,975)
Accrued expenses	(5,875)	(28,575)
Accrued income taxes	7,463	(5,272)
Closed store obligations	(11,360)	(419)
Other noncurrent liabilities	3,017	6,568

Net cash provided by operating activities	128,773	47,835

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(31,914)	(38,603)
Proceeds from property disposals	85	16
Purchase of marketable securities	—	(500)
Sale of marketable securities	—	1,032

Net cash used in investing activities	(31,829)	(38,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit from stock-based awards	944	252
Repayment of long-term debt	(159)	(148)
Proceeds from stock options exercised	7,682	5,072
Purchase of treasury stock	(75)	(10,061)

Net cash provided by (used in) financing activities	8,392	(4,885)

Net increase in cash and cash equivalents	105,336	4,895
Cash and cash equivalents at beginning of year	101,350	58,752

Cash and cash equivalents at end of period	$206,686	$63,647

Supplemental cash flow information:
Treasury stock issued for compensation plans	$802	$317
Treasury stock surrendered upon vesting of restricted stock	75	871

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
				(In Thousands)

Balance, January 30, 2010	74,410	$744	$224,206	$1,455,332	$(773)	(20,616)	$(653,956)	$1,025,553
Net income	—	—	—	26,089	—	—	—	26,089
Issuance of common stock	—	—	255	(179)	—	165	5,251	5,327
Purchase of treasury stock	—	—	—	—	—	(148)	(5,041)	(5,041)
Stock compensation expense	—	—	5,345	—	—	—	—	5,345

Balance, May 1, 2010	74,410	$744	$229,806	$1,481,242	$(773)	(20,599)	$(653,746)	$1,057,273

Balance, January 29, 2011	74,410	$744	$242,536	$1,536,435	$458	(19,986)	$(635,864)	$1,144,309
Net income	—	—	—	33,666	—	—	—	33,666
Issuance of common stock	—	—	961	(432)	—	255	8,114	8,643
Purchase of treasury stock	—	—	—	—	—	(2)	(75)	(75)
Stock compensation expense	—	—	4,547	—	—	—	—	4,547

Balance, April 30, 2011	74,410	$744	$248,044	$1,569,669	$458	(19,733)	$(627,825)	$1,191,090

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

The interim financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Our results for the quarter ended April 30, 2011 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

During the second quarter of 2010, we identified errors in our accounting for ground leases. In accordance with accounting guidance provided in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of these errors on prior period reported results and concluded that the errors were not material to any of our prior period financial statements. We also concluded that had the errors been corrected in our financial statements for the period ended July 31, 2010, the impact of such an adjustment would have been material to our financial statements for that period. As such, in accordance with accounting guidance provided in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the financial statements for the prior period presented have been revised as follows. This non-cash revision does not impact our revenues or cash flows for any prior period and does not impact our Consolidated Statement of Income for the thirteen weeks ended May 1, 2010.

	As Reported	May 1, 2010 Adjustment	As Revised
Deferred income taxes	$5,897	$5,209	$11,106
Total assets	2,180,708	5,209	2,185,917
Other noncurrent liabilities	124,620	13,023	137,643
Retained earnings	1,489,056	(7,814)	1,481,242
Total stockholders’ equity	1,065,087	(7,814)	1,057,273
Total liabilities and stockholders’ equity	2,180,708	5,209	2,185,917

2. Restructuring

On January 5, 2011, the Company announced strategic actions that included closing five underperforming clubs and a reduction in force of employees in the Company’s home office and certain field operations. This decision resulted from an internal strategic planning initiative focused on improving the Company’s operating performance. The five closed clubs ceased operations by the end of fiscal 2010 and all costs associated with the closing of the clubs and the operating results of the clubs were recorded as discontinued operations in our consolidated financial statements.

The home office restructuring charges consisted entirely of severance-related costs for the 110 employees terminated at the Company’s home office and distribution centers. These charges were comprised of $2.8 million related to salary, benefits and related payroll taxes, $0.4 million related to outplacement costs, partially offset by $0.4 million of non-cash credits related to the reversal of stock compensation for awards that will not vest. The related liability balance at January 29, 2011 included $1.7 million of charges, comprised of previously accrued bonus and stock compensation expense for affected individuals.

The following is a summary of restructuring activity and the related liability balance for the first quarter of 2011 (dollars in thousands):

Total severance related-costs
Restructuring liability at January 29, 2011	$3,760
Reversal of liability	(250)
Cash payments	(2,557)

Restructuring liability at April 30, 2011	$953

The restructuring liability is included in accrued expenses and other current liabilities on our balance sheet. The reversal of liability, due to a change in our estimated reserve, was recorded in SG&A expense in this year’s first quarter. We do not expect any material future expenses related to our home office restructuring. We expect all remaining payments for these severance obligations to be made in 2011.

3. Discontinued Operations

The following tables summarize the activity for the quarters ended April 30, 2011 and May 1, 2010 associated with our discontinued operations, which consist of closing five BJ’s clubs in 2010, both our ProFoods clubs in 2006 and three BJ’s clubs in 2002 (dollars in thousands):

	Discontinued Operations
	Liabilities January 29, 2011	Increases	Reductions	Liabilities April 30, 2011	Cumulative Charges To Date, Net
BJ’s clubs - 2010	$36,242	$831	$(3,640)	$33,433	$42,628
ProFoods clubs	2,661	36	(48)	2,649	22,559
BJ’s clubs - 2002	7,791	—	(7,666)	125	28,996

Total	$46,694	$867	$(11,354)	$36,207	$94,183

Current portion	$16,772			$7,265
Long-term portion	29,922			28,942

Total	$46,694			$36,207

	Liabilities January 30, 2010	Increases	Reductions	Liabilities May 1, 2010
ProFoods clubs	$2,952	$40	$(114)	$2,878
BJ’s clubs - 2002	7,026	93	(305)	6,814

Total	$9,978	$133	$(419)	$9,692

Current portion	$1,687			$1,725
Long-term portion	8,291			7,967

Total	$9,978			$9,692

2010 Closure of Five BJ’s Locations

On January 5, 2011, we announced the closing of five clubs, located in Sunrise, Florida, Charlotte, North Carolina and three clubs in the Atlanta, Georgia market. All five clubs ceased operations by January 29, 2011. The operating results of these clubs are classified as a component of discontinued operations for all periods presented. In last year’s first quarter, these five clubs reported total revenues of $36.3 million and a pre-tax operating loss of $1.1 million. We recorded a $41.8 million charge in the fourth quarter of 2010 to close the clubs. This charge consisted of $33.5 million of lease obligation costs, net of estimated sublease income, $3.8 million of inventory dispositions, including markdowns, $2.2 million of employee termination benefits and $2.3 million of other exit costs.

The remaining reserve at April 30, 2011 consists of $32.4 million of lease obligations costs for our four remaining club leases and approximately $1.0 million of other exit costs. We expect our lease obligations will be paid over the next 14 years and we expect the other exit costs will be substantially paid over the remainder of the year. Increases to the reserve in this year’s first quarter include $0.5 million of accretion expense on the remaining lease obligations and a $0.3 million charge to repair insured property damage at one of the clubs. Reductions to the reserve consist primarily of lease obligation payments and payments for employee termination benefits.

Closure of ProFoods

Both ProFoods clubs were closed in the fourth quarter ended February 3, 2007. We recorded a charge of $25.7 million to close these clubs, which included lease obligation costs of $8.8 million. We have since settled one of these leases, and subleased the other for a portion of its remaining lease term. The reserve at April 30, 2011 is related to the lease obligations for the remaining club. Increases to the reserve in this year’s and last year’s first quarter consist of interest accretion charges and reductions to the reserve consist of lease obligation payments.

2002 Closure of Three BJ’s Locations

On November 9, 2002, we closed both of our clubs in the Columbus, Ohio, market and a club in North Dade, Florida. We settled two of the three related leases in prior periods. In the fourth quarter of 2010 we reached an agreement to settle the last remaining lease in Dublin, Ohio for $7.6 million. In this year’s first quarter we paid approximately $7.7 million for the settlement and related closing charges. The reserve at April 30, 2011 is for real estate taxes which are expected to be paid within the next six months.

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

4. Stock Incentive Plans

We granted 25,217 restricted shares in this year’s first quarter and 10,000 restricted shares in last year’s first quarter. No stock options were granted in either period.

Pre-tax share-based compensation expense for this year’s and last year’s first quarter was recorded as follows:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(Dollars in Thousands)
Stock option expense	$120	$283
Restricted stock expense	4,427	5,062

Total	$4,547	$5,345

5. Interest

The components of interest expense, net were as follows:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(Dollars in Thousands)
Interest income	$—	$83
Capitalized interest	—	96
Interest expense on debt	(395)	(406)

Interest expense, net	$(395)	$(227)

Interest expense on debt includes an annual commitment fee on our unsecured credit agreement. See Note 8 for further information.

6. Earnings Per Share

The following details the calculation of earnings per share from continuing operations for the periods presented below (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Income from continuing operations	$34,205	$26,864

Weighted-average number of common shares outstanding, used for basic computation	53,100	51,985
Plus: Incremental shares from assumed conversion of stock options and restricted stock	952	1,327

Weighted-average number of common and dilutive potential shares outstanding	54,052	53,312

Basic earnings per share	$0.64	$0.52

Diluted earnings per share	$0.63	$0.50

The computation of diluted earnings per share excludes 4,000 and 409,000 incremental shares from stock-based awards in this year’s first quarter and last year’s first quarter, respectively, because their effect would have been antidilutive.

7. Postretirement Medical Benefits

Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
	(Dollars in Thousands)
Service cost	$194	$207
Interest cost	102	121
Amortization of net loss	—	10

Net periodic benefit cost	$296	$338

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

The agreement contains financial covenants which require a minimum fixed charge coverage ratio and a maximum adjusted leverage ratio. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at April 30, 2011.

In addition to the credit agreement, we maintain a $25.0 million uncommitted credit line for short-term borrowings. We also maintain two separate facilities totaling $72.0 million for letters of credit, primarily to support the purchase of inventories, of which $15.6 million was outstanding at April 30, 2011.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at April 30, 2011, January 29, 2011 or May 1, 2010.

9. Capital Stock

Treasury Stock Repurchases

We did not repurchase shares during this year’s first quarter. In last year’s first quarter we repurchased 122,800 shares of our common stock for $4.2 million. As of April 30, 2011, our remaining repurchase authorization from our Board of Directors was $272.0 million.

Treasury Shares Acquired on Restricted Stock Awards

Upon the vesting of certain restricted stock awards, 1,677 shares in this year’s first quarter and 25,587 shares in last year’s first quarter were reacquired to satisfy employees’ tax withholding obligations. In this year’s first quarter, these reacquired shares were recorded as an additional $0.1 million of treasury stock and accordingly, reduced the number of common shares outstanding by 1,677 shares. In last year’s first quarter, the reacquired shares were recorded as an additional $0.9 of treasury stock and accordingly, reduced the number of common shares outstanding by 25,587 shares.

Total treasury stock purchases in last year’s first quarter are lower than the amount reported in the statement of cash flows by $5.0 million due to stock repurchases that had not settled at the beginning of last year.

10. Reclassification

Certain amounts in the prior year’s financial statements have been reclassified to conform to current year presentation. Cash remitted to taxing authorities on behalf of employees whose restricted stock awards vested and who used shares to satisfy their tax obligations has been reclassified from an operating activity to a financing activity on the Consolidated Statements of Cash Flows. We have also reclassified certain revenues from other revenues to net sales on the Consolidated Statements of Income to conform to current year presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this document, as well as our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

We conform to the National Retail Federation’s fiscal calendar. The thirteen week periods ended April 30, 2011 and May 1, 2010 are referred to as the first quarter of 2011 and 2010, respectively.

Comparable club sales performance is an important measure for us and for most of the retail industry. In determining comparable club sales, we include all clubs that were open for at least 13 months at the beginning of the period and were in operation for all of both periods being compared.

Key items for the first quarter of 2011 as compared to the first quarter of 2010 include the following:

•	Net sales increased 10.0% to $2.77 billion due, in part, to a 6.3% increase in comparable club sales (including the impact of gasoline sales).

•	Merchandise comparable club sales, which exclude sales of gasoline, increased 2.4%, due primarily to strong sales of perishable foods.

•	We reported 41.4% higher gasoline sales, offset by 8.6% lower gasoline gross margin, due to rising gasoline prices.

•	Excluding gasoline sales, on a comparable club basis, customer count increased by approximately 2% and the average transaction amount increased by approximately 1%.

•	Membership fee income increased 8.7%, driven by an increased membership fee, new membership sign-ups, and increased penetration of Rewards members.

•	Merchandise margins, excluding gasoline, benefitted from strong sales of high margin perishables and favorable shrink results.

•	We controlled our expenses and recognized savings from last year’s restructuring efforts.

•	Net income increased 29.0% to $33.7 million, or $0.62 per diluted share, compared to $26.1 million, or $0.49 per diluted share last year.

•	Cash provided by operating activities was $128.8 million versus $47.8 million in last year’s first quarter.

•	The Company operated 190 clubs on April 30, 2011 versus 188 clubs on May 1, 2010.

Results of Operations

Thirteen Weeks (First Quarter) Ended April 30, 2011 versus Thirteen Weeks Ended May 1, 2010.

Net Sales

Net sales for the quarter ended April 30, 2011 increased 10.0% to $2.77 billion from $2.52 billion reported in last year’s first quarter. The increase was due to a 6.3% increase in comparable club sales and sales from eight new clubs opened since the beginning of last year’s first quarter.

The increase in comparable club sales includes a favorable impact from gasoline sales of 3.9%. Total gasoline sales in this year’s first quarter were 41.4% higher than last year’s first quarter due primarily to an approximate 28% increase in the average retail price per gallon.

Comparable club sales

Thirteen Weeks Ended April 30, 2011
Comparable club sales	6.3%
Less: contribution from gasoline sales	3.9%

Merchandise comparable club sales	2.4%

Merchandise comparable club sales increased 2.4% in this year’s first quarter, due largely to increased sales of food. Food accounted for approximately 68% of merchandise sales in this year’s first quarter versus 66% in last year’s first quarter. On a comparable club basis, food sales increased by 4.3%, driven by an 8.0% increase in perishable sales. Departments with the largest sales increase compared to last year’s first quarter include produce, dairy, fresh meat, milk, frozen foods, and full service deli. On a comparable club basis, general merchandise sales decreased by 1.3%. Increased sales of small appliances, cameras and computer equipment were more than offset by decreases in televisions, diapers, prerecorded video and seasonal departments including air conditioners and spring apparel.

Price inflation, particularly in food and consumables, contributed to our increased merchandise sales in this year’s first quarter. In response to rising prices, some members traded down to lower priced comparable products, which makes it difficult for us to estimate the exact impact of price inflation. We estimate that new competition and cannibalization negatively impacted merchandise comparable club sales by approximately 2%.

Excluding sales of gasoline, customer count on a comparable club basis increased by approximately 2% over last year’s first quarter, in part, due to our continued focus on our perishable food business which drives more frequent trips by our members. The average transaction amount, excluding gasoline, increased by approximately 1%, as the negative impact of members trading down to lower priced comparable products was mitigated by an increase in the number of items per transaction versus last year’s first quarter.

Membership fees and Other revenues

Membership fee income was $50.4 million in this year’s first quarter versus $46.4 million in last year’s comparable period, an 8.7% increase. The increase reflects our $5 basic membership fee increase that became effective January 3, 2011, the benefit from sign-ups at new club openings, and an increase in Rewards memberships. Rewards members represented approximately 9.1% of all members at the end of this year’s first quarter and generated approximately 20% of merchandise sales. At the end of last year’s first quarter, Rewards members represented approximately 6.3% of all members and generated approximately 15% of merchandise sales.

Other revenues were $9.3 million in this year’s first quarter versus $9.0 million last year, a 2.4% increase. The increase was driven by higher commissions from our third party optical services provider and increased revenues from other ancillary front end programs.

Cost of sales, including buying and occupancy costs

Cost of sales, including buying and occupancy costs was 91.54% of net sales in this year’s first quarter versus 91.33% in last year’s first quarter. The increase of 21 basis points reflects the unfavorable mix impact from strong sales of low margin gasoline of approximately 56 basis points, partially offset by improved merchandise margins of approximately 27 basis points and a decrease in buying and occupancy costs of approximately eight basis points.

Merchandise margins increased due to strong sales of high margin perishables and favorable shrink results. As a percentage of sales, buying and occupancy costs benefitted from higher net sales and lower utilities and repairs and maintenance expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) were 8.55% of net sales in this year’s first quarter versus 8.99% in last year’s comparable period. Last year’s results included a $3.3 million reserve related to home office relocation costs which negatively impacted SG&A by 13 basis points. The remaining improvement from last year was largely due to leveraging costs over increased sales results.

Total SG&A expenses increased by $10.7 million, or 4.7%, from last year’s first quarter. The growth in SG&A was primarily driven by an increase in club payroll expense, attributable to the combination of new club openings and an investment in existing clubs to drive perishable sales; increased medical benefits and related employment tax costs; and an increase in credit card transaction fees, partly driven by strong gasoline sales. These increases were partly offset by home office payroll and fringe savings of approximately $2 million attributable to last year’s restructuring efforts. Total payroll and payroll benefits increased $9.1 million from the prior year and accounted for 77% of all SG&A expenses in this year’s and last year’s first quarter.

Preopening expenses

Preopening expenses decreased $1.9 million from last year’s first quarter due to the timing of new club openings versus last year. We opened one club in this year’s first quarter but essentially all of its preopening costs were recognized in last year’s fourth quarter. We opened one new club in last year’s first quarter but also recorded preopening expenses on two clubs that opened in the second quarter.

Provision for income taxes

Our income tax provision was 39.5% of pretax income from continuing operations in this year’s first quarter versus 40.7% in last year’s first quarter. This quarter’s rate includes a favorable discrete item related to a prior year tax credit which decreased our effective rate by 1.0%. We expect our income tax rate, including the impact of discrete items, to be approximately 40.3% for the full year.

Loss from Discontinued Operations

Loss from discontinued operations (net of income tax benefit) was $0.5 million in this year’s first quarter versus $0.8 million in last year’s first quarter. This year’s results include $0.3 million of post-tax accretion expense on BJ’s closed club and ProFoods’ lease obligations, and $0.2 million of post-tax expense to repair insured property damage at one of our clubs closed in 2010. Last year’s results include the post-tax operating loss of the five BJ’s clubs closed in 2010 of $0.7 million and $0.1 million of post-tax accretion expense on BJ’s closed club and ProFoods’ lease obligations.

Net income

Net income increased 29.0% to $33.7 million, or $0.62 per diluted share in this year’s first quarter, compared to $26.1 million, or $0.49 per diluted share in last year’s first quarter.

Seasonality

Our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Liquidity and Capital Resources

Our primary source of liquidity are cash flows generated from club operations. Cash and cash equivalents totaled $206.7 million as of April 30, 2011. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations and anticipated capital expenditures through the term of our credit agreement. However, we may from time to time seek to obtain additional financing.

Cash flows

Net cash provided by operating activities was $128.8 million in the first quarter of 2011 versus $47.8 million in the first quarter of 2010. The increase was mainly driven by a favorable change in merchandise inventories, net of accounts payable, lower bonus payments compared to the prior year, and higher net income versus last year’s first quarter, partially offset by the settlement of our lease obligation at our closed club in Dublin, Ohio. Last year’s first quarter also included a partial payment related to the settlement of our wage and hour litigation.

Cash provided by the change in merchandise inventories, net of accounts payable, increased by $45.3 million versus last year’s comparable period. The ratio of accounts payable to merchandise inventories was 74.5% at the end of this year’s first quarter versus 73.5% at the end of last year’s first quarter. This increase was driven by strong sales of gasoline and faster inventory turns versus the prior year. Average inventory per club increased 4.8% over last year’s first quarter, due mainly to lower sales of spring seasonal merchandise and the estimated impact of higher inflation versus last year.

Net cash used in investing activities totaled $31.8 million in the first quarter of 2011 compared to $38.1 million in the first quarter of 2010, a decrease of $6.2 million. This decrease was due to lower spending on property additions of $6.7 million. One new club was opened in this year’s first quarter while the remainder of our expected 2011 club openings are weighted toward the second half of the year. We opened one club in last year’s first quarter and opened two clubs in the second quarter, including one club relocation. Our full-year capital expenditures are expected to total approximately $180 million to $200 million, based on plans to open six to eight new clubs, including one relocation, spend approximately $54 million on technology projects, and approximately $25 million on club renovations. The timing of actual openings and renovations and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process. Spending on IT projects could vary due to the complexity of the projects and the availability of resources needed to complete projects.

Net cash provided by financing activities totaled $8.4 million in the first quarter of 2011 compared to net cash used in financing activities of $4.9 million in the first quarter of 2010, an increase of $13.3 million. The increase was primarily attributable to a $10.0 million decrease in cash expended for treasury stock purchases in 2011 and a $2.6 million increase in proceeds from stock option exercises. In last year’s first quarter we repurchased 122,800 shares under our existing repurchase program for $4.2 million. We did not repurchase shares in this year’s first quarter. All of our treasury stock expenditures in 2011 related to the reacquisition of treasury shares upon the vesting of employees’ restricted stock awards.

Credit facilities

We have a $200.0 million unsecured credit agreement with a group of banks which expires October 30, 2012. The agreement includes a $50.0 million sub-facility for letters of credit, of which no amount was outstanding at April 30, 2011. See Note 8 in Notes to Consolidated Financial Statements for further details on the credit agreement.

In addition to the credit agreement, we maintain a $25.0 million uncommitted credit line for short-term borrowings. We also maintain two separate facilities totaling $72.0 million for letters of credit, primarily to support the purchase of inventories, of which $15.6 million was outstanding at April 30, 2011.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at April 30, 2011, January 29, 2011 or May 1, 2010.

Lease Obligations

In 2010, in connection with our strategic initiative, we established reserves for our liabilities related to leases for five BJ’s clubs that were closed. Our reserve as of April 30, 2011 for the remaining four leases was $33.4 million.

In 2010, in connection with relocating our home office, we established a reserve for our former home office lease obligations. Our reserve as of April 30, 2011 for these lease obligations was $2.7 million.

In 2006, we established reserves for our liabilities related to two closed ProFoods clubs. Our reserve as of April 30, 2011 for the remaining unsettled lease was $2.6 million.

Our lease reserves are based on the present value of rent liabilities under the remaining leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated future income from the potential subleasing of these properties.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for these obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store and home office lease obligations to be approximately $75.5 million at April 30, 2011.

During the second quarter of 2010, we identified errors in our accounting for ground leases. In accordance with accounting guidance provided in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), we assessed the materiality of these errors on prior period reported results and concluded that the errors were not material to any of our prior period financial statements. We also concluded that had the errors been corrected in our financial statements for the period ended July 31, 2010, the impact of such an adjustment would have been material to our financial statements for that period. As such, in accordance with accounting guidance provided in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the financial statements for the prior period presented have been revised as follows. This non-cash revision does not impact our revenues or cash flows for any prior period and does not impact our Consolidated Statement of Income for the thirteen weeks ended May 1, 2010.

	As Reported	May 1, 2010 Adjustment	As Revised
Deferred income taxes	$5,897	$5,209	$11,106
Total assets	2,180,708	5,209	2,185,917
Other noncurrent liabilities	124,620	13,023	137,643
Retained earnings	1,489,056	(7,814)	1,481,242
Total stockholders’ equity	1,065,087	(7,814)	1,057,273
Total liabilities and stockholders’ equity	2,180,708	5,209	2,185,917

Critical Accounting Policies and Estimates

The preparation of our unaudited quarterly financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Some accounting policies have a significant impact on amounts reported in these financial statements. A description of our critical accounting policies is contained in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 in the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. There were no changes to our critical accounting policies in the current reporting period.

Cautionary Note Regarding Forward-Looking Statements

This report contains a number of “forward-looking statements,” including statements regarding planned capital expenditures, planned club openings, expected provision for income taxes, our strategic initiatives to optimize performance, lease obligations in connection with closed BJ’s and ProFoods clubs, and other information with respect to our plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, levels of gasoline profitability; levels of customer demand; economic and weather conditions; the rate of inflation or deflation; federal, state and local regulation in the Company’s markets; federal and state budgetary and tax policy; litigation; activities by organized labor; competitive conditions; uncertainties introduced by the Company’s February 2011 announcement that it has decided to explore and evaluate strategic alternatives, including a possible sale of the Company; our success in settling lease obligations for closed clubs; and progress associated with the implementation of technology initiatives. Each of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

We believe that our potential exposure to market risk as of April 30, 2011 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or uncommitted credit line at April 30, 2011. We held no derivatives at April 30, 2011.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of April 30, 2011, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A – Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A of BJ’s Annual Report on Form 10-K for the year ended January 29, 2011. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In twelve separate authorizations beginning August 26, 1998, with the most recent authorization being announced on March 29, 2010 for an additional $200 million, the Board of Directors has authorized a total of $1.35 billion of common stock repurchases. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through April 30, 2011, we have repurchased approximately 34.6 million shares for a total of $1.08 billion, leaving a remaining authorization of $272.0 million.

There were no share repurchases under the program for the quarter ended April 30, 2011. The following activity represents shares tendered to us by employees who vested in restricted stock and used shares to satisfy their tax withholding obligations.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
				(In Thousands)
Jan. 30 – Feb. 26	1,677	$44.70	—	$271,951
Feb. 27 – Apr. 2	—	—	—	271,951
Apr. 3 – Apr. 30	—	—	—	271,951

Total for the quarter	1,677	$44.70	—	$271,951

(1)	The number of shares required to be surrendered was determined using the closing price of our common stock on the day before the vesting date.

Item 5 – Other Information

At its meeting on May 26, 2011, our Board of Directors approved amendments to the Change of Control Severance agreements with our CEO and Executive Vice Presidents, and to the Change of Control Plan that covers a number of other employees. These amendments, copies of which are attached hereto as exhibits and which are incorporated herein by reference, provide for payment by the Company of any taxes imposed on the employee under section 409A of the Internal Revenue Code.

Item 6 – Exhibits

10.1	Amendment No. 2 to BJ’s Wholesale Club, Inc. Change of Control Severance Benefit Plan for Key Employees dated as of May 26, 2011.*

10.2	Amendment No. 2 to Change of Control Severance Agreement dated as of May 26, 2011 with Peter Amalfi.*

10.3	Amendment No. 2 to Change of Control Severance Agreement dated as of May 26, 2011 with Cornel Catuna.*

10.4	Amendment No. 2 to Change of Control Severance Agreement dated as of May 26, 2011 with Robert Eddy.*

10.5	Amendment No. 3 to Change of Control Severance Agreement dated as of May 26, 2011 with Christina M. Neppl-Totino.*

10.6	Amendment No. 3 to Change of Control Severance Agreement dated as of May 26, 2011 with Lon F. Povich.*

10.7	Amendment No. 3 to Change of Control Severance Agreement dated as of May 26, 2011 with Laura Sen.*

31.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

*	Management contract or other compensatory plan or arrangement.

**	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the thirteen weeks ended April 30, 2011 and May 1, 2010, (ii) Consolidated Balance Sheets at April 30, 2011, January 29, 2011 and May 1, 2010, (iii) Consolidated Statements of Cash Flows for the thirteen weeks ended April 30, 2011 and May 1, 2010, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

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

BJ’S WHOLESALE CLUB, INC.
(Registrant)

Date: May 27, 2011	/S/ LAURA J. SEN
Laura J. Sen
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 27, 2011	/S/ ROBERT W. EDDY
Robert W. Eddy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)