Form 10-Q
period 2011-07-30
BJS WHOLESALE CLUB INC
filed 2011-09-01
CIK 1037461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For Quarter Ended July 30, 2011

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

The number of shares of the Registrant’s common stock outstanding as of August 19, 2011: 54,940,103

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands except Per Share Amounts)

(Unaudited)

	Thirteen Weeks Ended
	July 30, 2011	July 31, 2010

Net sales	$2,984,726	$2,689,005
Membership fees	51,824	47,503
Other revenues	11,865	11,819

Total revenues	3,048,415	2,748,327
Cost of sales, including buying and occupancy costs	2,719,533	2,450,900
Selling, general and administrative expenses	250,837	232,736
Preopening expenses	333	2,970

Operating income	77,712	61,721
Interest expense, net	(388)	(372)

Income from continuing operations before income taxes	77,324	61,349
Provision for income taxes	31,043	24,710

Income from continuing operations	46,281	36,639
Loss from discontinued operations, net of income tax benefit of $390 and $587, respectively	(568)	(859)

Net income	$45,713	$35,780

Basic earnings per share:
Income from continuing operations	$0.86	$0.70
Loss from discontinued operations	(0.01)	(0.02)

Net income	$0.85	$0.68

Diluted earnings per share:
Income from continuing operations	$0.85	$0.68
Loss from discontinued operations	(0.01)	(0.01)

Net income	$0.84	$0.67

Number of common shares for earnings per share computations:
Basic	53,482,324	52,684,819
Diluted	54,195,680	53,673,063

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands except Per Share Amounts)

(Unaudited)

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010

Net sales	$5,753,996	$5,205,381
Membership fees	102,264	93,896
Other revenues	21,129	20,868

Total revenues	5,877,389	5,320,145
Cost of sales, including buying and occupancy costs	5,254,613	4,749,055
Selling, general and administrative expenses	487,748	458,915
Preopening expenses	343	4,924

Operating income	134,685	107,251
Interest expense, net	(783)	(599)

Income from continuing operations before income taxes	133,902	106,652
Provision for income taxes	53,416	43,149

Income from continuing operations	80,486	63,503
Loss from discontinued operations, net of income tax benefit of $760 and $1,120, respectively	(1,107)	(1,634)

Net income	$79,379	$61,869

Basic earnings per share:
Income from continuing operations	$1.51	$1.21
Loss from discontinued operations	(0.02)	(0.03)

Net income	$1.49	$1.18

Diluted earnings per share:
Income from continuing operations	$1.49	$1.19
Loss from discontinued operations	(0.02)	(0.03)

Net income	$1.47	$1.16

Number of common shares for earnings per share computations:
Basic	53,290,934	52,334,684
Diluted	54,124,056	53,519,954

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	July 30, 2011	January 29, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$286,026	$101,350	$85,065
Accounts receivable, net	148,227	140,195	132,114
Merchandise inventories	969,448	981,576	924,226
Current deferred income taxes	17,169	20,265	16,902
Prepaid expenses	44,354	39,119	34,660
Prepaid taxes	—	9,707	—

Total current assets	1,465,224	1,292,212	1,192,967

Property at cost:
Land and buildings	731,781	723,592	715,698
Leasehold costs and improvements	233,000	226,836	233,249
Furniture, fixtures and equipment	648,342	626,040	649,473

	1,613,123	1,576,468	1,598,420
Less: accumulated depreciation and amortization	613,382	571,421	620,431

	999,741	1,005,047	977,989
Deferred income taxes	—	—	10,185
Other assets	22,914	24,416	25,363

Total assets	$2,487,879	$2,321,675	$2,206,504

LIABILITIES
Current liabilities:
Current installments of long-term debt	$220	$540	$630
Accounts payable	709,293	655,084	660,281
Accrued expenses and other current liabilities	322,275	314,617	293,207
Accrued federal and state income taxes	1,713	—	53
Closed store obligations due within one year	6,677	16,772	1,664

Total current liabilities	1,040,178	987,013	955,835

Long-term debt, less portion due within one year	—	—	220
Noncurrent closed store obligations	28,787	29,922	7,620
Deferred income taxes	23,332	10,304	—
Other noncurrent liabilities	157,810	150,127	140,393
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01, authorized 20,000,000 shares, no shares issued	—	—	—
Common stock, par value $0.01, authorized 180,000,000 shares, issued 74,410,190 shares	744	744	744
Additional paid-in capital	254,476	242,536	235,699
Retained earnings	1,604,060	1,536,435	1,498,053
Accumulated other comprehensive income (loss)	458	458	(773)
Treasury stock, at cost, 19,468,675, 19,986,108 and 19,843,191 shares, respectively	(621,966)	(635,864)	(631,287)

Total stockholders’ equity	1,237,772	1,144,309	1,102,436

Total liabilities and stockholders’ equity	$2,487,879	$2,321,675	$2,206,504

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$79,379	$61,869
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for closing and impairment costs	2,418	2,324
Depreciation and amortization of property	66,940	61,298
Loss on property disposals	76	199
Other noncash items, net	191	(5)
Stock-based compensation expense	8,764	10,039
Deferred income taxes	16,124	1,927
Excess tax benefit from stock-based awards	(2,194)	(1,469)
Increase (decrease) in cash due to changes in:
Accounts receivable	(8,032)	(3,977)
Merchandise inventories	12,128	6,063
Prepaid expenses	(5,235)	2,537
Other assets	1,502	703
Accounts payable	56,417	311
Changes in book overdrafts	(2,208)	(5,937)
Accrued expenses	9,065	(23,834)
Accrued income taxes	14,596	(17,473)
Closed store obligations	(13,026)	(956)
Other noncurrent liabilities	6,756	9,157

Net cash provided by operating activities	243,661	102,776

CASH FLOWS FROM INVESTING ACTIVITIES
Property additions	(63,109)	(76,439)
Proceeds from property disposals	105	43
Purchase of marketable securities	—	(898)
Sale of marketable securities	—	1,159

Net cash used in investing activities	(63,004)	(76,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Excess tax benefit from stock-based awards	2,194	1,469
Repayment of long-term debt	(320)	(298)
Proceeds from stock options exercised	8,965	17,358
Purchase of treasury stock	(6,820)	(18,857)

Net cash provided by (used in) financing activities	4,019	(328)

Net increase in cash and cash equivalents	184,676	26,313
Cash and cash equivalents at beginning of year	101,350	58,752

Cash and cash equivalents at end of period	$286,026	$85,065

Supplemental cash flow information:
Treasury stock issued for compensation plans	$12,652	$19,419
Treasury stock surrendered upon vesting of restricted stock	$6,820	$9,667

The accompanying notes are an integral part of the financial statements.

BJ’S WHOLESALE CLUB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in Thousands)

(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance, January 30, 2010	74,410	$744	$224,206	$1,455,332	$(773)	(20,616)	$(653,956)	$1,025,553
Net income	—	—	—	61,869	—	—	—	61,869
Issuance of common stock	—	—	1,454	(19,148)	—	1,149	36,506	18,812
Purchase of treasury stock	—	—	—	—	—	(376)	(13,837)	(13,837)
Stock compensation expense	—	—	10,039	—	—	—	—	10,039

Balance, July 31, 2010	74,410	$744	$235,699	$1,498,053	$(773)	(19,843)	$(631,287)	$1,102,436

Balance, January 29, 2011	74,410	$744	$242,536	$1,536,435	$458	(19,986)	$(635,864)	$1,144,309
Net income	—	—	—	79,379	—	—	—	79,379
Issuance of common stock	—	—	3,176	(11,754)	—	650	20,718	12,140
Purchase of treasury stock	—	—	—	—	—	(133)	(6,820)	(6,820)
Stock compensation expense	—	—	8,764	—	—	—	—	8,764

Balance, July 30, 2011	74,410	$744	$254,476	$1,604,060	$458	(19,469)	$(621,966)	$1,237,772

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

Our results for the quarter ended July 30, 2011 are not necessarily indicative of the results for the full fiscal year or any future period because, among other things, our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

2. Agreement and Plan of Merger

On June 28, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Beacon Holding Inc. (“Buyer”) and Beacon Merger Sub Inc., a wholly-owned subsidiary of Buyer (“Transitory Subsidiary”), providing for the merger of Transitory Subsidiary with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Buyer. Buyer and Transitory Subsidiary are affiliates of Leonard Green & Partners, L.P. (“Leonard Green”) and CVC Capital Partners (“CVC”). Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock will be canceled and converted automatically into the right to receive $51.25 in cash, without interest and less any applicable withholding taxes. The aggregate purchase price approximates $2.8 billion.

Completion of the Merger is subject to customary closing conditions including, among others, approval by the Company’s stockholders, the absence of a Company “material adverse effect” since the date of the Merger Agreement and absence of any order or injunction prohibiting the consummation of the Merger. A special meeting of the Company’s stockholders is scheduled for September 9, 2011.

3. Restructuring

On January 5, 2011, the Company announced strategic actions that included closing five underperforming clubs and a reduction in force of employees in the Company’s home office and certain field operations. This decision resulted from an internal strategic planning initiative focused on improving the Company’s operating performance. The five closed clubs ceased operations by the end of fiscal 2010 and all costs associated with closing the clubs and the operating results of the clubs were recorded as discontinued operations in our consolidated financial statements.

The home office restructuring charges consisted entirely of severance-related costs for the 110 employees terminated at the Company’s home office and distribution centers. These charges included $2.8 million related to salary, benefits and related payroll taxes, $0.4 million related to outplacement costs, partially offset by $0.4 million of non-cash credits related to the reversal of stock compensation for awards that will not vest. The related liability balance at January 29, 2011 included $1.7 million of charges, composed of previously accrued bonus and stock compensation expense for affected individuals.

The following is a summary of restructuring activity and the related liability balance for the first six months of 2011 (dollars in thousands):

Total severance related-costs
Restructuring liability at January 29, 2011	$3,760
Reversal of liability	(350)
Cash payments	(3,269)

Restructuring liability at July 30, 2011	$141

The restructuring liability is included in accrued expenses and other current liabilities on our balance sheet. The reversal of liability, due to a change in our estimated reserve, was recorded in selling, general and administrative (“SG&A”) expense. We do not expect any material future expenses related to our home office restructuring. We expect all remaining payments for these severance obligations to be made in 2011.

4. Discontinued Operations

The following tables summarize the activity for the six months ended July 30, 2011 and July 31, 2010 associated with our discontinued operations, which consist of closing five BJ’s clubs in 2010, both our ProFoods clubs in 2006 and three BJ’s clubs in 2002 (dollars in thousands):

	Discontinued Operations
	Liabilities January 29, 2011	Increases	Reductions	Liabilities July 30, 2011	Cumulative Charges To Date
BJ’s clubs - 2010	$36,242	$1,713	$(5,079)	$32,876	$43,510
ProFoods clubs	2,661	72	(145)	2,588	22,595
BJ’s clubs - 2002	7,791	—	(7,791)	—	28,996

Total	$46,694	$1,785	$(13,015)	$35,464	$95,101

Current portion	$16,772			$6,677
Long-term portion	29,922			28,787

Total	$46,694			$35,464

	Discontinued Operations
	Liabilities January 30, 2010	Increases	Reductions	Liabilities July 31, 2010
ProFoods clubs	$2,952	$79	$(316)	$2,715
BJ’s clubs - 2002	7,026	183	(640)	6,569

Total	$9,978	$262	$(956)	$9,284

Current portion	$1,687			$1,664
Long-term portion	8,291			7,620

Total	$9,978			$9,284

2010 Closure of Five BJ’s Locations

On January 5, 2011, we announced the closing of five clubs, located in Sunrise, Florida, Charlotte, North Carolina and three clubs in the Atlanta, Georgia market. All five clubs ceased operations by January 29, 2011. The operating results of these clubs are classified as a component of discontinued operations for all periods presented. In last year’s second quarter, these five clubs reported total revenues of $37.1 million and a pre-tax operating loss of $1.3 million. In last year’s first six months, these five clubs reported total revenues of $73.4 million and a pre-tax operating loss of $2.4 million. We recorded a $41.8 million charge in the fourth quarter of 2010 to close the clubs. This charge consisted of $33.5 million of lease obligation costs, net of estimated sublease income, $3.8 million of inventory dispositions, including markdowns, $2.2 million of employee termination benefits and $2.3 million of other exit costs.

The remaining reserve at July 30, 2011 consists of $32.5 million of lease obligation costs for our four remaining club leases and approximately $0.4 million of other exit costs. We expect our lease obligations will be paid over the next 14 years and we expect the other exit costs will be substantially paid over the remainder of the current year. Increases to the reserve in this year’s first six months include $1.0 million of accretion expense on the remaining lease obligations, a $0.4 million charge related to expected sublease income and a $0.3 million charge to repair insured property damage at one of the clubs. Reductions to the reserve consist primarily of lease obligation payments and payments for employee termination benefits.

Closure of ProFoods

Both ProFoods clubs were closed in the fourth quarter ended February 3, 2007. We recorded a charge of $25.7 million to close these clubs, which included lease obligation costs of $8.8 million. We have since settled one of the leases and subleased the other for a portion of its remaining lease term. The reserve at July 30, 2011 is related to the lease obligations for the remaining club. Increases to the reserve in this year’s and last year’s first six months consist of interest accretion charges and reductions to the reserve consist of lease obligation payments.

2002 Closure of Three BJ’s Locations

On November 9, 2002, we closed both of our clubs in the Columbus, Ohio, market and a club in North Dade, Florida. We settled two of the three related leases in prior periods. In the fourth quarter of 2010 we reached an agreement to settle the last remaining lease in Dublin, Ohio for $7.6 million. In this year’s first six months we paid approximately $7.8 million for the settlement and related closing charges. We do not expect any future expenses related to this settlement.

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

5. Stock Incentive Plans

We granted 372,445 restricted shares in this year’s second quarter and 397,662 restricted shares in this year’s first six months. Last year, we granted 601,909 restricted shares in the second quarter and 611,909 restricted shares in the first six months. No stock options were granted in any of these periods.

Presented below is information regarding pretax stock-based compensation expense for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(Dollars in Thousands)		(Dollars in Thousands)
Stock option expense	$56	$215	$176	$498
Restricted stock expense	4,161	4,479	8,588	9,541

Total	$4,217	$4,694	$8,764	$10,039

6. Interest

The components of interest expense, net were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(Dollars in Thousands)		(Dollars in Thousands)
Interest income	$—	$—	$—	$83
Capitalized interest	—	30	—	126
Interest expense on debt	(388)	(402)	(783)	(808)

Interest expense, net	$(388)	$(372)	$(783)	$(599)

Interest expense on debt includes an annual commitment fee and the amortization of upfront fees on our unsecured credit agreement. Refer to Note 9 for further information.

7. Earnings Per Share

The following details the calculation of earnings per share from continuing operations for the periods presented below (amounts in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Income from continuing operations	$46,281	$36,639	$80,486	$63,503

Weighted-average number of common shares outstanding, used for basic computation	53,482	52,685	53,291	52,335
Plus: Incremental shares from assumed conversion of stock options and restricted stock	714	988	833	1,185

Weighted-average number of common and dilutive potential shares outstanding	54,196	53,673	54,124	53,520

Basic earnings per share	$0.86	$0.70	$1.51	$1.21

Diluted earnings per share	$0.85	$0.68	$1.49	$1.19

The following stock options and restricted share amounts were not included in the computation of diluted earnings per share for the periods presented because their effect would have been antidilutive (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Antidilutive shares	3	69	4	118

8. Postretirement Medical Benefits

Net periodic benefit cost recognized for our unfunded defined benefit postretirement medical plan was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(Dollars in Thousands)		(Dollars in Thousands)
Service cost	$194	$207	$388	$414
Interest cost	102	120	204	241
Amortization of net loss	—	10	—	20

Net periodic benefit cost	$296	$337	$592	$675

9. Credit Facilities

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

The agreement contains financial covenants which require a minimum fixed charge coverage ratio and a maximum adjusted leverage ratio. We are required to comply with these covenants on a quarterly basis. Under the credit agreement, we may pay dividends or repurchase our own stock in any amount so long as we remain in compliance with all requirements under the agreement. We have no credit rating triggers that would accelerate the maturity date if borrowings were outstanding under our credit agreement. We were in compliance with the covenants and other requirements set forth in our credit agreement at July 30, 2011. The credit agreement terminates upon a change of control.

In addition to the credit agreement, we maintain a $25.0 million uncommitted credit line for short-term borrowings. We also maintain two separate facilities totaling $72.0 million for letters of credit, primarily to support the purchase of inventories, of which $27.3 million was outstanding at July 30, 2011.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at July 30, 2011, January 29, 2011 or July 31, 2010.

10. Capital Stock

Treasury Stock Repurchases

We did not repurchase shares during this year’s first six months. In last year’s first six months, we repurchased 122,800 shares of our common stock for $4.2 million. As of July 30, 2011, our remaining repurchase authorization from the Board of Directors was $272.0 million.

Treasury Shares Acquired on Restricted Stock Awards

Upon the vesting of certain restricted stock awards, 133,431 shares in this year’s first six months and 253,088 shares in last year’s first six months were reacquired to satisfy employees’ tax withholding obligations. In this year’s first six months, these reacquired shares were recorded as an additional $6.8 million of treasury stock and accordingly, reduced the number of common shares outstanding by 133,431 shares. In last year’s first six months, the reacquired shares were recorded as an additional $9.7 million of treasury stock and accordingly, reduced the number of common shares outstanding by 253,088 shares.

Total treasury stock purchases in last year’s first six months are lower than the amount reported in the statement of cash flows by $5.0 million due to stock repurchases that had not settled at the beginning of last year.

11. Commitments and Contingencies

We, our directors, Buyer, Transitory Subsidiary, Leonard Green and CVC have been named as defendants in twelve putative class actions filed in the Court of Chancery of the State of Delaware between June 29, 2011 and July 13, 2011. On July 26, 2011, these cases were consolidated into one action captioned In re BJ’s Wholesale Club, Inc. Shareholder Litigation, Consolidated C.A. No. 6623-VCN, and on July 28, 2011 the plaintiffs filed a consolidated complaint. That action, purportedly brought as a class action on behalf of all of our stockholders (other than the defendants), alleges that our directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to fully inform themselves of the Company’s market value, failing to issue complete and accurate disclosures related to the merger, failing to maximize stockholder value, failing to obtain the best financial and other terms and act in the best interest of public stockholders, and by seeking to benefit themselves improperly. The complaint further alleges that the non-Company and non-director defendants aided and abetted the directors’ purported breaches. The plaintiffs sought injunctive and other equitable relief, including to enjoin us from consummating the merger, in addition to fees and costs. After expedited discovery in the action, we filed two Definitive Additional Proxy materials on August 29 and August 31. As a result of those filings, the plaintiffs withdrew their motion for a preliminary injunction.

In addition, the Company, our directors, Buyer, Transitory Subsidiary, Leonard Green, and CVC have been named as defendants in a putative class action filed in the United States District Court for the District of Massachusetts in an action captioned Puzey v. BJ’s Wholesale Club, Inc., et al., No. 1:11-cv-11339-MWL. In addition to the allegations contained in the consolidated litigation described above, the Massachusetts action alleges that the defendants violated federal securities laws in connection with the filing of the preliminary proxy. The plaintiffs also seek injunctive and other equitable relief, including to enjoin us from consummating the merger and to impose a constructive trust, in addition to fees and costs. We filed a motion to stay the case on August 30, 2011.

The Company, the members of its board of directors and each of the other named defendants believe that the lawsuits are without merit and intend to defend each of them vigorously. The Company does not expect that these lawsuits will have a material adverse effect on its financial statements.

12. Reclassification

We have reclassified certain revenues from other revenues to net sales on the Consolidated Statements of Income to conform to current year presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this document, as well as our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

We conform to the National Retail Federation’s fiscal calendar. The thirteen week periods ended July 30, 2011 and July 31, 2010 are referred to as the second quarter of 2011 and 2010, respectively. The twenty-six week periods ended July 30, 2011 and July 31, 2010 are referred to as the first six months of 2011 and 2010, respectively.

On June 28, 2011, the Company entered into the Merger Agreement as described in Note 2 in the Notes to Consolidated Financial Statements. Completion of the Merger would result in the Company ceasing to be publicly held. Completion of the Merger is subject to customary closing conditions including, among others, approval by the Company’s stockholders, the absence of a Company “material adverse effect” since the date of the Merger Agreement and absence of any order or injunction prohibiting the consummation of the Merger. A special meeting of the Company’s stockholders is scheduled for September 9, 2011. The Company currently anticipates completing the Merger at the end of September 2011. However, there can be no assurance that the Merger will be completed.

Comparable club sales performance is an important measure for us and for most of the retail industry. In determining comparable club sales, we include all clubs that were open for at least 13 months at the beginning of the period and were in operation for all of both periods being compared.

Key items for the second quarter of 2011 as compared to the second quarter of 2010 include the following:

•	Net sales increased 11.0% to $2.98 billion, driven by a 7.8% increase in comparable club sales (including the impact of gasoline sales).

•	Merchandise comparable club sales, which exclude sales of gasoline, increased 3.8%, due primarily to strong sales of perishable foods.

•	We reported 44.6% higher gasoline sales, due primarily to rising gasoline prices.

•	Membership fee income increased 9.1%, driven by an increased membership fee (effective January 3, 2011), new membership sign-ups, and increased penetration of Rewards members.

•	Merchandise margins, excluding gasoline, benefitted from strong sales of high margin perishables and higher margin rates in non-edible consumables.

•	We controlled our expenses and realized savings from last year’s restructuring efforts.

•	Net income increased 27.8% to $45.7 million, or $0.84 per diluted share, compared to $35.8 million, or $0.67 per diluted share last year.

•	Cash provided by operating activities was $243.7 million versus $102.8 million in last year’s first six months.

•	The Company operated 190 clubs on July 30, 2011 versus 189 clubs on July 31, 2010.

Results of Operations

Thirteen Weeks Ended July 30, 2011 (Second Quarter) Compared to the Thirteen Weeks Ended July 31, 2010

Net Sales

Net sales for the quarter ended July 30, 2011 increased 11.0% to $2.98 billion from $2.69 billion reported in last year’s second quarter. The increase was driven primarily by a 7.8% increase in comparable club sales. The remaining increase was due to sales from eight new clubs opened since the beginning of 2010.

The increase in comparable club sales includes a favorable impact from gasoline sales of 4.0%. Total gasoline sales in this year’s second quarter were 44.6% higher than last year’s second quarter due primarily to an approximate 39% increase in the average retail price per gallon.

Comparable club sales

Thirteen Weeks Ended July 30, 2011
Comparable club sales	7.8%
Less: contribution from gasoline sales	4.0%

Merchandise comparable club sales	3.8%

Merchandise comparable club sales increased 3.8% in this year’s second quarter due largely to increases in sales of food and consumables. On a comparable club basis, food sales increased by 5.1%, driven by an approximate 8% increase in perishable sales. Food departments with the largest sales increase compared to last year’s second quarter include dairy, produce, meat, milk, coffee, frozen foods, salty snacks, prepared foods, cookies and full service deli. On a comparable club basis, general merchandise sales increased by 1.3%. Within general merchandise increased sales of small appliances, beauty care, household chemicals, summer seasonal, computer equipment and lawn and garden were partially offset by decreases in televisions, toys and books. Food accounted for approximately 67% of merchandise sales in this year’s and last year’s second quarter.

Excluding sales of gasoline, the average transaction amount on a comparable club basis increased by approximately 3% over last year’s second quarter. Price inflation, particularly in food and consumables, contributed to our increased merchandise sales and our increased average transaction amount. In response to rising prices, we believe some members traded down to lower priced comparable products, which makes it difficult for us to estimate the exact impact of price inflation.

Excluding sales of gasoline, customer count on a comparable club basis was flat compared to last year’s second quarter. We estimate that new competition and cannibalization negatively impacted merchandise comparable club sales by 1.6%.

Membership fees and Other revenues

Membership fee income was $51.8 million in this year’s second quarter versus $47.5 million in last year’s comparable period, a 9.1% increase. The increase reflects our $5 basic membership fee increase that became effective January 3, 2011, the benefit from sign-ups at new club openings, and an increase in Rewards memberships. Rewards members represented approximately 9% of all members at the end of this year’s second quarter and generated approximately 21% of the second quarter’s merchandise sales. At the end of last year’s second quarter, Rewards members represented approximately 7% of all members and generated approximately 16% of the second quarter’s merchandise sales.

Other revenues were $11.9 million in this year’s second quarter versus $11.8 million in last year’s second quarter. Higher commissions received from our third party optical services provider and increased revenues from other ancillary front end programs were offset by decreased revenues from our tire bay area.

Cost of sales, including buying and occupancy costs

Cost of sales, including buying and occupancy costs was 91.11% of net sales in this year’s second quarter versus 91.15% in last year’s second quarter. The decrease of four basis points reflects lower buying and occupancy costs of approximately 25 basis points and improved merchandise margins of approximately 19 basis points, partially offset by the unfavorable mix impact from strong sales of low margin gasoline of approximately 41 basis points.

Merchandise margins increased due to strong sales of high margin perishables and improved margin rates in non-edible consumables. As a percentage of sales, buying and occupancy costs benefitted from higher net sales and lower utilities and repairs and maintenance expenses.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were 8.40% of net sales in this year’s second quarter versus 8.66% in last year’s comparable period. The 26 basis point improvement from last year was largely due to leveraging well-controlled expenses over increased sales results. Payroll, professional services and advertising had the largest improvements and were partially offset by increases in self-insurance and bonus expense.

Total SG&A expenses increased by $18.1 million, or 7.8%, from last year’s second quarter. The growth in SG&A was driven by an increase in club payroll expense, attributable to a combination of new club openings and investments in existing clubs to drive perishable sales; an increase in bonus expense, due to strong earnings results; higher payroll benefits expense, due to increased medical costs; an increase in credit card transaction fees, partly driven by strong gasoline sales; and an increase in insurance expense due to higher self-insurance claims. These increases were partly offset by home office payroll and payroll benefits savings of approximately $2.0 million attributable to last year’s restructuring efforts. Payroll and payroll benefits accounted for 75% of all SG&A expenses in this year’s second quarter versus 77% in last year’s second quarter.

Preopening expenses

Preopening expenses decreased $2.6 million from last year’s second quarter due to the timing of new club openings versus last year. We did not open any new clubs in this year’s second quarter but we recorded preopening expenses for three new clubs that we expect to open in the second half of the year. We opened two new clubs, including one relocation, in last year’s second quarter.

Provision for income taxes

Our income tax provision was 40.1% of pretax income from continuing operations in this year’s second quarter versus 40.3% in last year’s second quarter. This quarter’s rate includes a favorable discrete item related to an increase for a prior year tax credit which decreased our effective rate by 0.2%.

Loss from Discontinued Operations

Loss from discontinued operations (net of income tax benefit) was $0.6 million in this year’s second quarter versus $0.9 million in last year’s second quarter. This year’s results include $0.4 million of post-tax accretion expense on BJ’s closed clubs and ProFoods’ lease obligations, and a $0.2 million post-tax charge related to a change in estimate on expected sublease income on these lease obligations. Last year’s results include the post-tax operating loss of the five BJ’s clubs closed in 2010 of $0.8 million and $0.1 million of post-tax accretion expense on BJ’s closed club and ProFoods’ lease obligations.

Net income

Net income increased 27.8% to $45.7 million, or $0.84 per diluted share in this year’s second quarter, compared to $35.8 million, or $0.67 per diluted share in last year’s second quarter.

Twenty-Six Weeks (First Six Months) Ended July 30, 2011 versus Twenty-Six Weeks Ended July 31, 2010.

Net Sales

Net sales for the six months ended July 30, 2011 increased 10.5% to $5.75 billion from $5.21 billion reported in last year’s first six months. The increase was due to a 7.1% increase in comparable clubs sales and sales from eight new clubs opened since the beginning of 2010. The increase in comparable club sales includes a favorable impact from gasoline sales of 4.0%. Total gasoline sales in this year’s first six months were 43.1% higher than last year’s first six months due primarily to an approximate 33% increase in the average retail price per gallon.

Comparable club sales

Twenty-Six Weeks Ended July 30, 2011
Comparable club sales	7.1%
Less: contribution from gasoline sales	4.0%

Merchandise comparable club sales	3.1%

Merchandise comparable club sales increased 3.1% in this year’s first six months due largely to increased sales of food. Food accounted for approximately 67% of merchandise sales in this year’s first six months versus 66% in last year’s first six months. On a comparable club basis, food sales increased by 4.7%, driven by an approximate 8% increase in perishable sales. Food departments with the largest sales increases compared to last year’s first six months include produce, dairy, meat, milk, frozen foods, salty snacks, coffee, cookies and prepared foods. On a comparable club basis, general merchandise sales were flat to last year. Increased sales of small appliances, beauty care, household chemicals, summer seasonal, electronics, and computer equipment were offset by decreases in televisions, prerecorded video, and spring apparel.

Price inflation, particularly in food and consumables, contributed to our increased merchandise sales in this year’s first six months. In response to rising prices, we believe some members traded down to lower priced comparable products, which makes it difficult for us to estimate the exact impact of price inflation. We estimate that new competition and cannibalization negatively impacted merchandise comparable club sales by approximately 2%.

Excluding sales of gasoline, the average transaction amount on a comparable club basis increased by approximately 2% over last year’s first six months, as the negative impact of members trading down to lower priced comparable products was mitigated by an increase in the number of items per transaction versus last year. Customer count, excluding gasoline, increased by approximately 1% over last year’s first six months, in part, due to our continued focus on our perishable food business which drives more frequent trips by our members.

Membership fees and Other revenues

Membership fee income was $102.3 million in this year’s first six months versus $93.9 million in last year’s comparable period, an 8.9% increase. The increase reflects our $5 basic membership fee increase that became effective January 3, 2011, the benefit from sign-ups at new club openings, and an increase in Rewards memberships. Rewards members represented approximately 9% of all members at the end of this year’s second quarter and generated approximately 20% of total merchandise sales in this year’s first six months. At the end of last year’s second quarter, Rewards members represented approximately 7% of all members and generated approximately 16% of total merchandise sales in last year’s first six months.

Other revenues were $21.1 million in this year’s first six months versus $20.9 million in last year’s first six months. The increase was driven by higher commissions received from our third party optical services provider and increased revenues from other ancillary front end programs, partially offset by lower revenues from our tire bay area and lower propane sales.

Cost of sales, including buying and occupancy costs

Cost of sales, including buying and occupancy costs was 91.32% of net sales in this year’s first six months versus 91.23% in last year’s first six months. The increase of nine basis points reflects the unfavorable mix impact from strong sales of low margin gasoline of approximately 49 basis points, partially offset by improved merchandise margins of approximately 23 basis points and a decrease in buying and occupancy cost of approximately 17 basis points.

Merchandise margins increased due to strong sales of high margin perishables and favorable shrink results. As a percentage of sales, buying and occupancy costs benefitted from higher net sales, lower utilities expense and lower repairs and maintenance expense.

Selling, general and administrative expenses

SG&A expenses were 8.48% of net sales in this year’s first six months versus 8.82% in last year’s comparable period. Last year’s results included a $3.3 million reserve related to home office relocation costs which negatively impacted SG&A by six basis points. The remaining improvement from last year was largely due to leveraging costs over increased sales results.

Total SG&A expenses increased by $28.8 million, or 6.3%, from last year’s first six months. The growth in SG&A was driven by an increase in club payroll expense, attributable to the combination of new club openings and investments in existing clubs to drive perishable sales; increased medical benefits and employment tax costs; an increase in credit card transaction fees, partly driven by strong gasoline sales; an increase in bonus expense, due to strong earnings results; and an increase in insurance expense due to higher self-insurance claims. These increases were partly offset by home office payroll and payroll benefits savings of approximately $4.0 million attributable to last year’s restructuring efforts. Total payroll and payroll benefits increased $19.6 million from the prior year and accounted for 76% of all SG&A expenses in this year’s first six months versus 77% in last year’s first six months.

Preopening expenses

Preopening expenses decreased $4.6 million from last year’s first six months due to the timing of new club openings versus last year. We opened one new club in this year’s first six months but essentially all of its preopening costs were recorded in last year’s fourth quarter. The preopening expenses incurred in this year’s first six months relate to three clubs that we expect to open in the second half of this year. In last year’s first six months we opened two new clubs and relocated one club.

Provision for income taxes

Our income tax provision was 39.9% of pretax income from continuing operations in this year’s first six months versus 40.5% in last year’s first six months. This year’s rate includes a favorable discrete item related to an increase for a prior year tax credit which decreased our effective rate by 0.5%. We expect our income tax rate, including the impact of discrete items, to be approximately 40.1% for the full year.

Loss from Discontinued Operations

Loss from discontinued operations (net of income tax benefit) was $1.1 million in this year’s first six months versus $1.6 million in last year’s first six months. This year’s results include $0.7 million of post-tax accretion expense on BJ’s closed clubs and ProFoods’ lease obligations, a $0.2 million post-tax charge related to a change in estimate for expected sublease income on these lease obligations, and a $0.2 million post-tax charge to repair insured property damage at one of the closed BJ’s clubs. Last year’s results include the post-tax operating loss of the five BJ’s clubs closed in 2010 of $1.4 million and $0.2 million of post-tax accretion expense on BJ’s closed club and ProFoods’ lease obligations.

Net income

Net income increased 28.3% to $79.4 million, or $1.47 per diluted share in this year’s first six months, compared to $61.9 million, or $1.16 per diluted share in last year’s first six months.

Seasonality

Our business, in common with the business of retailers generally, is subject to seasonal influences. Our sales and operating income have typically been highest in the fourth quarter holiday season and lowest in the first quarter of each fiscal year.

Liquidity and Capital Resources

Our primary source of liquidity is cash flows generated from club operations. Cash and cash equivalents totaled $286.0 million as of July 30, 2011. We believe that our current resources, together with anticipated cash flow from operations, will be sufficient to finance our operations and anticipated capital expenditures through the term of our credit agreement. However, we may from time to time seek to obtain additional financing.

Cash flows

Net cash provided by operating activities was $243.7 million in the first six months of 2011 versus $102.8 million in last year’s comparable period. The increase was mainly driven by a favorable change in merchandise inventories, net of accounts payable, lower income tax payments, and higher net income versus last year’s first six months, partially offset by the settlement of our lease obligation at our closed club in Dublin, Ohio. Last year’s first six months also included a partial payment related to the settlement of our wage and hour litigation.

Cash provided by the change in merchandise inventories, net of accounts payable, increased by $62.2 million versus last year’s comparable period. The ratio of accounts payable to merchandise inventories was 73.2% at the end of this year’s second quarter versus 71.4% at the end of last year’s second quarter. This increase was driven by strong sales of gasoline and faster inventory turns versus last year. Average inventory per club increased 4.3% over last year’s second quarter and includes, we believe, some impact of higher inflation versus last year.

Net cash used in investing activities totaled $63.0 million in the first six months of 2011 compared to $76.1 million in the first six months of 2010, a decrease of $13.1 million. This decrease was due to lower spending on property additions of $13.3 million. One new club was opened in this year’s first six months and the remainder of our expected 2011 club openings are planned for the second half of the year. We opened two new clubs and relocated one club in last year’s first sixth months. Our full-year capital expenditures are expected to total approximately $180 million to $200 million, including plans to open six to eight new clubs, including one relocation. Forecasted full year capital expenditures also include approximately $53 million on technology projects and approximately $25 million on club renovations. The timing of actual openings and renovations and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process. Spending on information technology projects could vary due to the complexity of the projects and the availability of resources needed to complete projects.

Net cash provided by financing activities totaled $4.0 million in the first six months of 2011 compared to net cash used in financing activities of $0.3 million in the first six months of 2010, an increase of $4.3 million. The increase is primarily attributable to a $12.0 million decrease in cash expended for treasury stock purchases in 2011, partially offset by an $8.4 million decrease in proceeds from stock option exercises. In last year’s first six months we repurchased 122,800 shares of our common stock for $4.2 million, all of which was purchased in the first quarter. We did not repurchase shares in this year’s first six months. All of our treasury stock expenditures in 2011 related to the reacquisition of treasury shares upon the vesting of employees’ restricted stock awards.

Credit facilities

We have a $200.0 million unsecured credit agreement with a group of banks which expires October 30, 2012. The agreement includes a $50.0 million sub-facility for letters of credit, of which no amount was outstanding at July 30, 2011. See Note 9 in the Notes to Consolidated Financial Statements for further details on the credit agreement. The credit agreement terminates upon a change of control.

In addition to the credit agreement, we maintain a $25.0 million uncommitted credit line for short-term borrowings. We also maintain two separate facilities totaling $72.0 million for letters of credit, primarily to support the purchase of inventories, of which $27.3 million was outstanding at July 30, 2011.

There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at July 30, 2011, January 29, 2011 or July 31, 2010.

Lease Obligations

In 2010, in connection with our strategic initiative, we established reserves for our liabilities related to leases for five BJ’s clubs that were closed. Our reserve as of July 30, 2011 for the remaining four leases was $32.9 million.

In 2010, in connection with relocating our home office, we established a reserve for our former home office lease obligations. Our reserve as of July 30, 2011 for these lease obligations was $2.4 million.

In 2006, we established reserves for our liabilities related to two closed ProFoods clubs. Our reserve as of July 30, 2011 for the remaining unsettled lease was $2.6 million.

Our lease reserves are based on the present value of rent liabilities under the remaining leases, including estimated real estate taxes and common area maintenance charges, reduced by estimated future income from the potential subleasing of these properties.

We believe that the liabilities recorded in the financial statements adequately provide for these lease obligations. However, there can be no assurance that our actual liability for closed store obligations will not differ materially from amounts recorded in the financial statements due to a number of factors, including future economic factors which may affect the ability to successfully sublease, assign or otherwise settle liabilities related to these properties. We consider our maximum reasonably possible undiscounted pretax exposure for our closed store lease obligations to be approximately $73.8 million at July 30, 2011.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains a number of “forward-looking statements,” including statements regarding the pending Merger and the Merger Agreement, planned capital expenditures, planned club openings, expected provision for income taxes, our strategic initiatives to optimize performance, lease obligations in connection with closed BJ’s and ProFoods clubs, and other information with respect to our plans and strategies. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “estimates,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or our actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, levels of gasoline profitability; levels of customer demand; economic and weather conditions; the rate of inflation or deflation; federal, state and local regulation in the Company’s markets; federal and state budgetary and tax policy; litigation; activities by organized labor; competitive conditions; our success in settling lease obligations for closed clubs; and progress associated with the implementation of technology initiatives. Each of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and our proxy statement for the Special Meeting of Stockholders to be held on September 9, 2011.

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

We believe that our potential exposure to market risk as of July 30, 2011 is not material because of the short contractual maturities of our cash and cash equivalents on that date. There were no borrowings outstanding under our bank credit agreement or our uncommitted credit line at July 30, 2011.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of July 30, 2011, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 – Legal Proceedings

We, our directors, Buyer, Transitory Subsidiary, Leonard Green and CVC have been named as defendants in twelve putative class actions filed in the Court of Chancery of the State of Delaware between June 29, 2011 and July 13, 2011. On July 26, 2011, these cases were consolidated into one action captioned In re BJ’s Wholesale Club, Inc. Shareholder Litigation, Consolidated C.A. No. 6623-VCN, and on July 28, 2011 the plaintiffs filed a consolidated complaint. That action, purportedly brought as a class action on behalf of all of our stockholders (other than the defendants), alleges that our directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to fully inform themselves of the Company’s market value, failing to issue complete and accurate disclosures related to the merger, failing to maximize stockholder value, failing to obtain the best financial and other terms and act in the best interest of public stockholders, and by seeking to benefit themselves improperly. The complaint further alleges that the non-Company and non-director defendants aided and abetted the directors’ purported breaches. The plaintiffs sought injunctive and other equitable relief, including to enjoin us from consummating the merger, in addition to fees and costs. After expedited discovery in the action, we filed two Definitive Additional Proxy materials on August 29 and August 31. As a result of those filings, the plaintiffs withdrew their motion for a preliminary injunction.

In addition, the Company, our directors, Buyer, Transitory Subsidiary, Leonard Green, and CVC have been named as defendants in a putative class action filed in the United States District Court for the District of Massachusetts in an action captioned Puzey v. BJ’s Wholesale Club, Inc., et al., No. 1:11-cv-11339-MWL. In addition to the allegations contained in the consolidated litigation described above, the Massachusetts action alleges that the defendants violated federal securities laws in connection with the filing of the preliminary proxy. The plaintiffs also seek injunctive and other equitable relief, including to enjoin us from consummating the merger and to impose a constructive trust, in addition to fees and costs. We filed a motion to stay the case on August 30, 2011.

The Company, the members of its board of directors and each of the other named defendants believe that the lawsuits are without merit and intend to defend each of them vigorously. The Company does not expect that these lawsuits will have a material adverse effect on its statements.

Item 1A – Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A of BJ’s Annual Report on Form 10-K for the year ended January 29, 2011. The risk factor described below is in addition to those risk factors.

The proposed merger with Beacon Holding Inc. is subject to certain closing conditions that could result in the merger not being completed, which may in turn result in a decline in the price of our common stock.

The proposed merger with Beacon Holding Inc. is subject to customary closing conditions, including, among others, approval by our stockholders, the absence of a Company “material adverse effect” since the date of the merger agreement and absence of any order or injunction prohibiting the consummation of the merger, but is not subject to any condition with regard to financing the transaction. Many of the conditions to closing are outside of our control. If any condition to the closing of the merger is not satisfied or, if permissible, waived, the merger will not be completed. Furthermore, certain lawsuits have been filed challenging the merger. These lawsuits could result in the merger not being completed or in a delay in the completion of the merger.

If we do not complete the merger, the price of our common stock may decline significantly from the current market price which reflects a market assumption that the merger will be completed with shareholders receiving $51.25 in cash for each common share held. We also will be obligated to pay certain professional fees and related expenses in connection with the merger, whether or not the merger is completed. In addition, we have expended, and will continue to expend, significant management resources in connection with the merger.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

In twelve separate authorizations beginning August 26, 1998, with the most recent authorization being announced on March 29, 2010 for an additional $200.0 million, the Board of Directors has authorized a total of $1.35 billion of common stock repurchases. Under the program, repurchases may be made at management’s discretion, in the open market or in privately negotiated transactions. No expiration dates were set under any of the Board’s authorizations. From the inception of the program through July 30, 2011, we have repurchased approximately 34.6 million shares for a total of $1.08 billion, leaving a remaining authorization of $272.0 million.

There were no share repurchases under the program for the quarter ended July 30, 2011. The following activity represents shares tendered to us by employees who vested in restricted stock and used shares to satisfy their tax withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
				(In Thousands)
May 1 – May 28	127,169	$51.29	—	$271,951
May 29 – July 2	3,907	48.08	—	271,951
July 3 – July 30	678	50.63	—	271,951

Total for the quarter	131,754	$51.19	—	$271,951

(1)	The number of shares required to be surrendered was determined using the closing price of our common stock on the day before the vesting date.

Item 6 – Exhibits

2.1	Agreement and Plan of Merger by and among Beacon Holding Inc., Beacon Merger Sub Inc. and BJ’s Wholesale Club, Inc. dated as of June 28, 2011 (1)

31.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

*	Submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010, (ii) Consolidated Balance Sheets at July 30, 2011, January 29, 2011 and July 31, 2010, (iii) Consolidated Statements of Cash Flows for the twenty-six weeks ended July 30, 2011 and July 31, 2010, (iv) Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

(1)	Incorporated herein by reference to the Company’s Current Report on 8-K filed on June 29, 2011 (Commission File No.001-13143)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BJ’S WHOLESALE CLUB, INC.
(Registrant)

Date:	September 1, 2011	/S/ LAURA J. SEN
Laura J. Sen
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 1, 2011	/S/ ROBERT W. EDDY
Robert W. Eddy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)